Form 10-Q
period 1996-04-30
TRANSTEXAS GAS CORP
filed 1996-06-14
CIK 904977

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996

                        COMMISSION FILE NUMBER 1-12204

                               ----------------

                          TRANSTEXAS GAS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              76-0401023
                                                  (I.R.S. EMPLOYER
    (STATE OR OTHER JURISDICTION OF              IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

         1300 EAST NORTH BELT
               SUITE 310
            HOUSTON, TEXAS                              77032
    (ADDRESS OF PRINCIPAL EXECUTIVE                   (ZIP CODE)
               OFFICES)

                                (713) 987-8600
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X  No    .

  The number of shares of common stock of the registrant outstanding on June 14, 1996 was 74,000,000.

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                          TRANSTEXAS GAS CORPORATION

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          -----
                                    PART I.
                             FINANCIAL INFORMATION
Item 1. Financial Statements
    Report of Independent Accountants....................................     2
    Condensed Consolidated Balance Sheet as of April 30, 1996 and January
     31, 1996............................................................     3
    Condensed Consolidated Statement of Operations for the three months
     ended April 30, 1996 and 1995.......................................     4
    Condensed Consolidated Statement of Cash Flows for the three months
     ended April 30, 1996 and 1995.......................................     5
    Notes to Condensed Consolidated Financial Statements.................  6-17
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations................................................... 18-24
                                   PART II.
                               OTHER INFORMATION
Item 1 and Item 5........................................................    25
Item 6...................................................................    35
Signature................................................................    36
Index to Exhibits........................................................    37

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of TransTexas Gas Corporation

  We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation as of April 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three months ended April 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 31, 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended (not presented herein); and in our report dated April 29, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          /s/ Coopers & Lybrand L.L.P.

Houston, Texas
June 14, 1996

                           TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        APRIL 30,    JANUARY
                                                           1996      31, 1996
                        ASSETS                          ----------  ----------
Current assets:
  Cash and cash equivalents............................ $   13,921  $   11,248
  Interest reserve account.............................     46,000      46,000
  Accounts receivable..................................     31,796      36,251
  Receivable from affiliates...........................      3,292       3,697
  Inventories..........................................     11,782      11,421
  Other current assets (Note 3)........................     54,730      50,821
                                                        ----------  ----------
    Total current assets...............................    161,521     159,438
                                                        ----------  ----------
Property and equipment.................................  2,099,935   2,008,068
Less accumulated depreciation, depletion and
 amortization..........................................  1,325,633   1,292,728
                                                        ----------  ----------
  Net property and equipment--based on the full cost
   method of accounting for gas and oil properties of
   which $141,944 and $136,360 was excluded from
   amortization at April 30, 1996 and January 31, 1996,
   respectively........................................    774,302     715,340
                                                        ----------  ----------
Due from affiliates....................................     28,394      14,504
Other assets, net......................................     38,311      37,203
                                                        ----------  ----------
                                                        $1,002,528  $  926,485
                                                        ==========  ==========
         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt................. $    4,311  $    1,335
  Accounts payable.....................................     58,977      39,745
  Accrued liabilities..................................    116,098      74,756
                                                        ----------  ----------
    Total current liabilities..........................    179,386     115,836
                                                        ----------  ----------
Due to affiliates......................................      4,239       2,851
Long-term debt, less current maturities................      8,842       2,541
Production payment.....................................     21,613      31,036
Senior secured notes...................................    800,000     800,000
Revolving credit agreement.............................     20,684      20,365
Deferred revenue.......................................     41,512      32,850
Deferred income taxes..................................     41,882      40,256
Other liabilities......................................     35,790      35,190
Commitments and contingencies (Note 2).................         --          --
Stockholders' deficit:
  Common stock, $0.01 par value, authorized 100,000,000
   shares, issued and outstanding 74,000,000 shares....        740         740
  Capital deficit......................................   (107,040)   (107,040)
  Accumulated deficit..................................    (45,120)    (48,140)
                                                        ----------  ----------
    Total stockholders' deficit........................   (151,420)   (154,440)
                                                        ----------  ----------
                                                        $1,002,528  $  926,485
                                                        ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            THREE MONTHS
                                                           ENDED APRIL 30,
                                                        ----------------------
                                                           1996        1995
                                                        ----------  ----------
Revenues:
  Gas, condensate and natural gas liquids.............. $   79,802  $   63,882
  Transportation.......................................      8,195       8,890
  Gains on sale of assets..............................      7,762          --
  Other................................................        199          56
                                                        ----------  ----------
    Total revenues.....................................     95,958      72,828
                                                        ----------  ----------
Costs and expenses:
  Operating............................................     27,438      19,459
  Depreciation, depletion and amortization.............     30,099      30,872
  General and administrative...........................      7,439       5,674
  Taxes other than income taxes........................      5,184       3,891
                                                        ----------  ----------
    Total costs and expenses...........................     70,160      59,896
                                                        ----------  ----------
    Operating income...................................     25,798      12,932
                                                        ----------  ----------
Other income (expense):
  Interest income......................................      1,134         467
  Interest expense.....................................    (22,286)    (15,324)
                                                        ----------  ----------
    Total other income (expense).......................    (21,152)    (14,857)
                                                        ----------  ----------
    Income (loss) before income taxes..................      4,646      (1,925)
Income taxes...........................................      1,626       1,919
                                                        ----------  ----------
    Net income (loss).................................. $    3,020  $   (3,844)
                                                        ==========  ==========
Net income (loss) per common share..................... $     0.04  $    (0.05)
                                                        ==========  ==========
Weighted average number of shares outstanding.......... 74,000,000  74,000,000
                                                        ==========  ==========


     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                              THREE MONTHS
                                                             ENDED APRIL 30,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
Operating activities:
 Net income (loss)......................................... $ 3, 020  $ (3,844)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation, depletion and amortization................   30,099    30,872
   Amortization of debt issue costs........................    1,018       921
   Gains on sale of assets.................................   (7,762)       --
   Deferred income taxes...................................    1,626       898
   Proceeds from volumetric production payment.............   15,537        --
   Amortization of deferred revenue........................   (6,875)       --
   Changes in assets and liabilities:
    Accounts receivable....................................    4,455    (2,070)
    Receivable from affiliates.............................      405       451
    Inventories............................................     (361)      294
    Other current assets...................................   (1,316)     (622)
    Accounts payable.......................................    6,453    (6,286)
    Accrued liabilities....................................   35,066   (21,181)
    Due from affiliates....................................  (12,502)   11,045
    Other assets...........................................   (1,088)     (324)
    Other liabilities......................................     (726)       --
                                                            --------  --------
      Net cash provided by operating activities............   67,049    10,154
                                                            --------  --------
Investing activities:
   Capital expenditures....................................  (72,616)  (60,075)
   Proceeds from sales of assets...........................    7,779        --
   Production payment from affiliate.......................       --     3,547
                                                            --------  --------
      Net cash used by investing activities................  (64,837)  (56,528)
                                                            --------  --------
Financing activities:
   Issuance of dollar-denominated production payment.......       --    49,500
   Repayments of dollar-denominated production payment.....   (8,097)   (2,992)
   Issuance of long-term debt..............................   10,000        --
   Principal payments on long-term debt....................     (723)     (455)
   Debt issue costs........................................   (1,038)   (2,247)
   Revolving credit agreement, net.........................      319     2,521
                                                            --------  --------
      Net cash provided by financing activities............      461    46,327
                                                            --------  --------
      Increase (decrease) in cash and cash equivalents.....    2,673       (47)
Beginning cash and cash equivalents........................   11,248       819
                                                            --------  --------
Ending cash and cash equivalents........................... $ 13,921  $    772
                                                            ========  ========
Noncash operating and investing activities:
   Accounts payable for property and equipment............. $ 12,779  $     --

     See accompanying notes to condensed consolidated financial statements.

                          TRANSTEXAS GAS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. GENERAL

  The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to the prior year period to conform to the current period presentation. Unless the context indicates otherwise, the term "Company" refers to TransTexas Gas Corporation and its wholly-owned subsidiary, TransTexas Transmission Corporation ("TTC"). The Company is indirectly a subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican"). Interim results of operations are not necessarily indicative of the results that may be expected for the year ending January 31, 1997. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Transition Report on Form 10-K for the Transition Period ended January 31, 1996.

  A primary source of funds to meet the Company's debt service and capital requirements is net cash flow provided by operating activities, which is extremely sensitive to the prices the Company receives for its natural gas. The Company has entered into hedge agreements to reduce its exposure to price risk in the spot market for natural gas. However, a substantial portion of the Company's production will remain subject to such price risk. Additionally, significant capital expenditures are required for drilling and development, lease acquisitions, pipeline and other equipment additions. Since July 31, 1995, the Company has utilized asset sales and various financings, in addition to cash flow from operating activities, to meet its working capital requirements. The Company anticipates that it will utilize additional financing or sales of assets to fund planned levels of operations through January 1997. No assurance, however, can be given that the Company's cash flow from operating activities will be sufficient to meet planned capital expenditures, contingent liabilities, and debt service in the future.

  Pursuant to the Indenture governing the Company's Senior Secured Notes (the "Indenture"), if the Company's Working Capital, as defined in the Indenture, is less than $20 million at the end of any fiscal quarter, the Company's Capital Expenditures, as defined, for the next succeeding fiscal quarter may not exceed 90% of the Company's Consolidated EBITDA, as defined, for such prior fiscal quarter minus the Company's Consolidated Fixed Charges, as defined, for such prior fiscal quarter (the "Capital Expenditure Limit"). The Company's Working Capital at April 30, 1996 was less than $20 million. As a result, the Company's Capital Expenditures for the quarter ending July 31, 1996 may not exceed the Capital Expenditure Limit. The Company anticipates that such restriction will not have a material effect on its development drilling for the current fiscal quarter. In addition, the Indenture permits the Company to fund the drilling of up to 30 wells in any fiscal year pursuant to third-party drilling programs. Any costs associated with these wells would not be included in Capital Expenditures.

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As of February 1, 1996, the Company adopted the requirements of SFAS No. 121. Based on the Company's estimates as of April 30, 1996, there have been no events or circumstances that require the recognition of an impairment loss. Gas and oil properties accounted for under the full cost method will continue to be subject to a ceiling test limitation.

2. COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

  As part of the transfer of the natural gas exploration, production and transmission businesses of TransAmerican to the Company (the "Transfer"), the Company has succeeded to the potential liability, if any, of TransAmerican and certain subsidiaries in connection with the lawsuits described below. The Company has assumed liability for the disputed claim described under "Ginther/Warren" and liability for other litigation up

                          TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)
to $15 million plus the difference, if any, between $10 million and the costs (if less than $10 million) incurred to resolve the disputed claims. Pursuant to an agreement among the Company, TransAmerican and certain of its subsidiaries, as amended (the "Transfer Agreement"), TransAmerican will indemnify the Company against all losses incurred by the Company in excess of $25 million in connection with (a) disputed claims in TransAmerican's bankruptcy and (b) other litigation assumed by the Company and other agreements related to TransAmerican's plan of reorganization (other than settlements and judgments paid from escrowed cash established in connection with TransAmerican's plan of reorganization). Effective with the settlement of the Terry/Penrod litigation described in Note 8, TransAmerican will be required to indemnify the Company for all future losses incurred in connection with litigation or bankruptcy claims assumed in the Transfer. Any indemnification payments received from TransAmerican for which the Company is the primary obligor will be considered a contribution of capital. There can be no assurance that TransAmerican will have the financial ability to meet all of its indemnification obligations.

  Finkelstein. On April 15, 1990, H.S. Finkelstein and Medallion Oil Company filed suit against TransAmerican in the 49th Judicial District Court, Zapata County, Texas, alleging that TransAmerican failed to pay royalties and improperly marketed oil and gas produced from certain leases. On September 27, 1994, the plaintiffs added the Company as an additional defendant. On January 6, 1995, a judgment against TransAmerican and the Company was entered for approximately $18 million in damages, interest and attorneys' fees. The Company and TransAmerican have posted a supersedeas bond and appealed the judgment to the Fourth Court of Appeals, San Antonio, Texas. The Fourth Court of Appeals affirmed the judgment on April 3, 1996. The Company and TransAmerican have filed a motion for rehearing. On April 22, 1991, the plaintiffs filed another suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiffs and seeking damages in an unspecified amount. On November 18, 1993, the plaintiffs added the Company as an additional defendant. The parties have agreed to binding arbitration in this matter.

  Ginther/Warren. Wilbur L. Ginther and Howard C. Warren conveyed a portion of a lease to Henry J. N. Taub. Taub "farmed out" certain interests to TransAmerican, and TransAmerican paid royalties to Taub. The Texas Supreme Court upheld a judgment in favor of Messrs. Ginther and Warren against Taub's interest in the lease. The lower court judgment had awarded a portion of the lease to Messrs. Ginther and Warren because Taub's attorney had defrauded Messrs. Ginther and Warren with respect to their interest in the lease. On November 26, 1986, the estates of Messrs. Ginther and Warren filed an adversary proceeding in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court") against TransAmerican, seeking damages and claiming that TransAmerican had constructive notice of their disputes but continued to pay royalties and proceeds of production to Taub. TransAmerican filed an interpleader action in the Bankruptcy Court and deposited the disputed funds accruing from and after November 1984 into the registry of the court. On September 30, 1993, the Bankruptcy Court entered a judgment against TransAmerican in the amount of $6.3 million plus post judgment interest. TransAmerican obtained a stay pending its appeal of the judgment by posting a supersedeas bond. The Company previously set aside, in escrow, the majority of the funds needed for the bond. On September 15, 1995, the U.S. District Court for the Southern District of Texas entered an order reversing the award of interest to Taub and affirming the final judgment in all other respects. The Company has appealed the judgment to the Fifth Circuit Court of Appeals.

  Coastal. On October 28, 1991, Coastal filed an action against TransAmerican that was consolidated in the 49th Judicial District Court, Webb County, Texas, alleging breach of contract and tortious interference related to two gas sales contracts and a transportation agreement, seeking unspecified actual and punitive damages and injunctive relief. On April 22, 1994, the court entered a judgment adverse to TransAmerican and the Company requiring them to pay $1.3 million plus $0.7 million in attorney's fees to Coastal. On May 29, 1996, the Court

                          TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)
of Appeals affirmed the judgments. TransAmerican and the Company continue to appeal this judgment. Coastal has abstracted the judgment in Webb and Zapata Counties. While this matter is being judicially resolved, the Company is continuing to furnish gas to Coastal.

  Alameda. On May 22, 1993, Alameda Corporation ("Alameda") sued TransAmerican and Mr. Stanley in the 215th Judicial District Court of Harris County, Texas, claiming that TransAmerican failed to account to Alameda for a share of the proceeds TransAmerican received in a settlement during 1990 of litigation with El Paso Natural Gas Company ("El Paso") and that TransAmerican has been unjustly enriched by its failure to share these proceeds with Alameda. The court granted Mr. Stanley's motion for summary judgment. On September 20, 1995, the jury rendered a verdict in favor of TransAmerican. Alameda has appealed to the Fourteenth Court of Appeals.

  Aspen. TransAmerican brought suit, on September 29, 1993, against Aspen Services, ("Aspen"), seeking an audit and accounting of drilling costs that Aspen had charged while providing drilling services to TransAmerican. The parties' drilling agreement provided, among other things, that Aspen would receive payment for its drilling-related costs from the production and sale of gas from the wells that were drilled, and that the revenues that TransAmerican would otherwise receive from the wells would be reduced by the amounts received by Aspen. Aspen, under provisions of the parties' drilling agreement, requested that TransAmerican's audit be made subject to arbitration, and the court agreed. While the audit was in progress, Aspen asserted additional costs that it contended should be added to the production payment account. One category of such costs, relating to overhead expenses, amounted to approximately $2.6 million. The arbitrators are in the process of deciding the validity of those expenses as well as of the audit exceptions taken by TransAmerican, which amount to approximately $3.5 million. Aspen also filed, in the court proceeding, on July 19, 1995, a counterclaim and third party claim against TransAmerican, the Company, and affiliated entities, asserting, among other things, that these entities failed to make certain payments and market gas from these wells. Aspen is seeking damages in an unspecified amount, as well as certain equitable claims. The Company and its affiliates are vigorously contesting this claim. The parties' drilling contract was not transferred to the Company in the Transfer. The properties relating to the drilling contract, however, were transferred to the Company. TransAmerican is entitled to any settlement or damages awarded to it in this matter.

  Kathryn M. On June 8, 1995, Kathryn M., Inc., et al., filed suit against TransAmerican in the 333rd Judicial District Court (subsequently transferred to the 334th Judicial District Court), Harris County, Texas, alleging that the plaintiffs, as nonparticipating royalty interest owners in the La Perla Ranch leases, are entitled to receive a portion of the settlement proceeds received by TransAmerican from El Paso. TransAmerican intends to vigorously defend this action.

  General. The Company is also a named defendant in other ordinary course, routine litigation incidental to its business. Although the outcome of these other lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position. At April 30, 1996, the possible range of estimated losses related to all of the aforementioned claims in addition to the estimates accrued by the Company is $0 to $62 million. The resolution in any reporting period of one or more of these matters in a manner adverse to the Company could have a material impact on the Company's results of operations and cash flows for that period. Litigation expense, consisting primarily of legal fees, totaled approximately $1 million for each of the quarters ended April 30, 1996 and 1995. The Company has delivered letters of credit and placed into escrow cash, which letters of credit and cash total approximately $29.3 million, to be applied to the litigation claims described above.

                          TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)

 Environmental Matters

  The Company's operations and properties are subject to extensive federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials into the environment. Permits are required for various of the Company's operations, and these permits are subject to revocation, modification, and renewal by issuing authorities. The Company also is subject to federal, state, and local laws and regulations that impose liability for the cleanup or remediation of property that has been contaminated by the discharge or release of hazardous materials or wastes into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunctions, or both. It is not anticipated that the Company will be required in the near future to expend amounts that are material to the financial condition or operations of the Company by reason of environmental laws and regulations but, because such laws and regulations are frequently changed and as a result, may impose increasingly strict requirements, the Company is unable to predict the ultimate cost of complying with such laws and regulations.

 Gas Sales Commitments

  In February 1990, TransAmerican amended a long-term gas sales contract, whereby TransAmerican potentially increased the price to be received for future sales under the amended contract. In consideration, TransAmerican agreed to pay the buyer approximately $0.4 million per month through June 1997. This commitment was assumed by the Company.

  The Company and PanEnergy Trading and Market Service, Inc. entered into a long-term firm gas purchase contract on August 31, 1994 under which the Company will deliver 100,000 MMBtu of natural gas per day through August 1997. The selling price for this gas is determined by certain industry averages as defined in the contract.

  The Company and MidCon Texas Pipeline Corp. entered into a long-term gas purchase contract on January 10, 1996, under which the Company is required to deliver a total of 100,000 MMBtu per day to four specified delivery points for a period of five years. The purchase price is determined by an industry index less $0.09 per MMBtu. Deliveries shall commence upon the earlier of completion of pipeline construction or ninety days after the acquisition of all rights of way, permits and construction drawings.

 Production Payments

  On February 28, 1995, the Company sold to TCW Portfolio No. 1555 Sub-Custody Partnership, L.P. ("TCW"), a term royalty in the form of a dollar-denominated production payment in certain of the Company's properties for proceeds of $49.5 million, less closing costs of approximately $2 million. This production payment was terminated in May 1996 with a portion of the proceeds of the volumetric production payment described below.

  In January 1996, the Company sold to an unaffiliated third party a term royalty interest in the form of a volumetric production payment on certain of its producing properties. For net proceeds of approximately $33 million, the Company conveyed to the third party a royalty on approximately 29 Bcf of natural gas, which amount can increase if certain minimum monthly volumes are not delivered to the production payment interest. In February 1996, the Company and the third party amended this purchase agreement to include an additional 14 Bcf which were sold to the third party for a purchase price of approximately $16 million.

  In May 1996, the Company sold to an unaffiliated third party an additional term royalty interest in the form of a volumetric production payment on certain of the Company's producing properties. For net proceeds of

                          TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)
approximately $43 million, the Company conveyed to the third party a royalty on approximately 37 Bcf of natural gas, which amount can increase if certain minimum monthly volumes are not delivered to the production payment interest. The Company used approximately $25 million of these net proceeds to terminate the dollar-denominated production payment described above.

 Possible Federal Tax Liability

  Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions of the Internal Revenue Code of 1986, as amended ("COD Exclusion"). TransAmerican expects that its tax attributes (including its net operating loss and credit carryforwards) will be substantially reduced as a consequence of the COD Exclusion. Although the Company believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness, due to factual and legal uncertainties there can be no assurance that the IRS will not challenge this position, or that the Company's position would be upheld. Under the Tax Allocation Agreement, the Company has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican.

 Potential Effects of a Change of Control

  The Indenture provides that, upon the occurrence of a Change of Control (as such term is defined in the Indenture), each holder of the Notes will have the right to require the Company to repurchase such holder's Notes at 101% of the principal amount thereof plus accrued and unpaid interest. A Change of Control would be deemed to occur under the Indenture in the case of certain changes or other events in respect of the ownership or control of the Company, including any circumstance pursuant to which any person or group, other than John R. Stanley and his wholly-owned subsidiaries or the trustee under the indenture governing $440 million aggregate principal amount of mortgage notes (the "TARC Notes") of TransAmerican Refining Corporation ("TARC"), is or becomes the beneficial owner of more than 50% of the total voting power of the Company's then outstanding voting stock, unless the Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of the Company that do not constitute a Change of Control under the Indenture may result in a "change of control" of the Company under the terms of the Company's credit facility (the "BNY Facility") and certain equipment financing. Such an occurrence could create an obligation for the Company to repay such other indebtedness. At April 30, 1996, the Company had approximately $30.2 million of indebtedness (excluding the Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that the Company will have sufficient funds to satisfy any such payment obligations.

  TARC owns and operates a large petroleum refinery in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. TARC's refinery was shut down in January 1983 and is currently partially operational. TARC is engaged in a two-phase capital improvement program designed to reactivate the refinery and increase its complexity. In February 1995, TARC issued the TARC Notes that were

                          TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)
initially collateralized by, among other things, 55 million shares of the Company's common stock (the "Common Stock"). In March 1996, TARC sold 4.55 million shares of Common Stock to provide additional financing for the capital improvement program. TARC's Transition Report on Form 10-K for the six months ended January 31, 1996, indicates that TARC will require additional financing of $350 million to $355 million over the course of the remaining construction period to complete the capital improvement program. TARC has advised the Company that if this financing is not available on a timely basis, or if significant engineering problems, work stoppages, cost overruns or delays occur, TARC likely will not be able to complete the first phase of the capital improvement program by February 15, 1997. TARC has further advised the Company that, even if required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult if personnel shortages prevent full staffing during peak construction periods. TARC has also advised the Company that it has identified and is considering certain steps to address these staffing concerns, but there can be no assurance that these steps will prove successful. Under the indenture governing the TARC Notes, the failure of TARC to complete the first phase of its capital improvement program by February 15, 1997 (subject to extension to August 15, 1997 if certain financial coverage ratios are met) would constitute an event of default at such date. Any such event of default could result in the sale, following the occurrence of such event of default, of some or all of the remaining 50.45 million shares of Common Stock pledged to collateralize the TARC Notes. A foreclosure on such shares would constitute a "change of control" of the Company under the BNY Facility and certain equipment financing, which may create an obligation for the Company to repay amounts outstanding thereunder, but would not constitute a Change of Control under the Indenture. A sale of such shares following a foreclosure could result in a Change of Control under the Indenture.

  The Company has significant contingent liabilities, including liabilities with respect to litigation matters, indemnification obligations relating to certain tax benefit transfer sale-leaseback transactions and other obligations assumed in the Transfer. In addition, a change of control or other event that results in deconsolidation of the Company and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to the Company in one reporting period, could have a material adverse effect on the Company's cash flow or operations for that period. Although the outcome of these contingencies or the probability of the occurrence of these contingencies cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position.

3. OTHER CURRENT ASSETS

  The major components of other current assets are as follows (in thousands of dollars):

                                  APRIL
                                   30,   JANUARY 31,
                                  1996      1996
                                 ------- -----------
      Prepayments:
        Trade................... $ 3,770   $ 2,394
        Drilling................   1,464     2,070
        Insurance...............   1,961     1,430
      Properties held for sale..   6,000     6,000
      Restricted cash...........   7,368     7,368
      Settlement values of
       commodity price swap
       agreements...............  33,910    31,317
      Other.....................     257       242
                                 -------   -------
                                 $54,730   $50,821
                                 =======   =======

                          TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)

4. ACCRUED LIABILITIES

  The major components of accrued liabilities are as follows (in thousands of dollars):

                                                          APRIL 30, JANUARY 31,
                                                            1996       1996
                                                          --------- -----------
      Royalties.......................................... $  13,105  $  9,793
      Taxes other than income taxes......................     6,984     2,733
      Accrued interest...................................    34,756    11,756
      Payroll............................................     5,649     4,832
      Litigation settlements.............................     4,053     7,053
      Settlement values of commodity price swap
       agreements........................................    36,638    31,317
      Insurance..........................................     3,238     1,248
      Deferred revenue...................................    10,367     4,000
      Other..............................................     1,308     2,024
                                                          ---------  --------
                                                          $ 116,098  $ 74,756
                                                          =========  ========

5. SUMMARY FINANCIAL INFORMATION

  The following summary financial information of TTC reflects its financial position as of April 30, 1996 and January 31, 1996 and its results of operations for the three months ended April 30, 1996 and 1995 (in thousands of dollars):

                                                              APRIL
                                                               30,   JANUARY 31,
                                                              1996      1996
                              ASSETS                         ------- -----------
      Total current assets.................................. $ 6,324   $   811
      Property and equipment, net...........................  76,776    70,273
      Other assets..........................................       3         3
                                                             -------   -------
                                                             $83,103   $71,087
                                                             =======   =======
                      LIABILITIES AND EQUITY
      Total current liabilities............................. $ 5,565   $ 6,191
      Total noncurrent liabilities..........................  28,995    21,016
      Total equity..........................................  48,543    43,880
                                                             -------   -------
                                                             $83,103   $71,087
                                                             =======   =======

                                                                 THREE MONTHS
                                                                ENDED APRIL 30,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
      Revenues................................................. $31,153 $22,710
      Operating expenses.......................................  23,979  17,981
                                                                ------- -------
        Operating income.......................................   7,174   4,729
      Other income (expense)...................................      --     (47)
                                                                ------- -------
        Income before income taxes.............................   7,174   4,682
      Income taxes.............................................   2,511   1,639
                                                                ------- -------
        Net income............................................. $ 4,663 $ 3,043
                                                                ======= =======

                          TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)
  Operating expenses for the three months ended April 30, 1996 increased by approximately $6.0 million from the comparable prior year period primarily due to increases in the spot market price of natural gas, which resulted in increases in NGL and compressor fuel costs. Included in revenues for the three months ended April 30, 1996 is a gain of approximately $7.5 million on the sale of the Company's interest in the MidCon Texas pipeline and net gains on the disposition of other equipment.

  TTC conducts significant intercompany activities with TransTexas Gas Corporation and TransAmerican. Included in the results of operations of TTC are the following transactions with affiliates (in thousands of dollars).

                                                                  THREE MONTHS
                                                                 ENDED APRIL 30,
                                                                 ---------------
                                                                  1996    1995
                                                                 ------- -------
      Revenues.................................................. $ 6,586 $ 8,530
      Operating costs and expenses..............................  18,149  13,697

  Affiliated operating costs and expenses for the three months ended April 30, 1996 and 1995 include the cost of natural gas purchased from TransTexas Gas Corporation of approximately $12 million and $10 million, respectively. Nonaffiliated revenues for the respective periods include the sales of natural gas liquids and condensate extracted from this purchased gas of $14 million and $13 million.

6. INCOME TAXES

  Total income tax expense differs from amounts computed by applying the statutory federal income tax rate to income before income taxes. The items accounting for this difference are as follows (in thousands of dollars):

                                                                 THREE MONTHS
                                                                 ENDED APRIL
                                                                     30,
                                                                --------------
                                                                 1996    1995
                                                                ------- ------
      Federal income tax at the statutory rate................. $ 1,626 $ (674)
      Increase (decrease) in tax resulting from:
        Accrual adjustment.....................................      --  2,593
                                                                ------- ------
                                                                $ 1,626 $1,919
                                                                ======= ======

  Income tax expense for the three months ended April 30, 1995 includes an adjustment of $2.6 million to reconcile the Company's fiscal 1994 tax accrual to the tax return.

 Deconsolidation

  TransAmerican Energy Corporation ("TEC") and TARC, both subsidiaries of TransAmerican, currently own approximately 54% and 14%, respectively, of the outstanding common stock of the Company. These shares are pledged as collateral for TARC's outstanding debt securities. TransDakota Oil Corporation ("TDOC"), another subsidiary of TransAmerican, owns 5% of the outstanding common stock of the Company, which is pledged as collateral for TDOC's debt securities.

  Under certain circumstances, TransAmerican, TDOC, TEC or TARC may sell or otherwise dispose of shares of common stock of the Company. If, as a result of any sale or other disposition of the Company's

                          TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)
common stock, the direct and indirect ownership of the Company by TransAmerican is less than 80% (measured by voting power and value), the Company will no longer be a member of TransAmerican's consolidated group for federal tax purposes (the "TransAmerican Consolidated Group") and, with certain exceptions, will no longer be obligated under the terms and conditions of the Tax Allocation Agreement (as defined below) ("Deconsolidation"). Further, if TEC or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TransAmerican Consolidated Group, then a Deconsolidation of both TARC and the Company from the TransAmerican Consolidated Group would occur. For the taxable year during which Deconsolidation of the Company occurs, which would also be the final year that the Company is a member of the TransAmerican Consolidated Group, TransAmerican would recognize a previously deferred gain of approximately $266.3 million associated with the Transfer and would be required to pay federal income tax on this gain (the tax is estimated to be between $29 million and $56 million if Deconsolidation occurs in fiscal 1997 and between $24 million and $45 million if Deconsolidation occurs in fiscal 1998). This analysis is based on the Company's position that the gain from the Transfer, which occurred in 1993, was deferred under the consolidated return regulations. The deferred gain generally is being included in TransAmerican's taxable income in a manner that corresponds (as to timing and amount) with the realization by the Company of (and, thus, will be offset by) the tax benefits (i.e., additional depreciation, depletion and amortization on, or reduced gain or increased loss from a sale of, the transferred assets) arising from the additional basis. If, under the terms of the TARC Notes, it was reasonably certain when the TARC Notes were issued that a sufficient amount of the Company's stock would be disposed in the future to cause a Deconsolidation of the Company from the TransAmerican Consolidated Group, it is possible that the Deconsolidation of the Company would be treated as occurring as of the date the TARC Notes were issued. However, TARC has advised the Company that it believes that when the TARC Notes were issued it was not reasonably certain that a Deconsolidation of the Company would occur in the future. Under the Tax Allocation Agreement, the Company is required to pay TransAmerican each year an amount equal to the lesser of (i) the reduction in taxes paid by the Company for such year as a result of any increase in the tax basis of assets acquired by the Company from TransAmerican that is attributable to the Transfer and (ii) the increase in taxes paid by TransAmerican for such year and all prior years attributable to gain recognized by TransAmerican in connection with the contribution of assets by TransAmerican to the Company (less certain amounts paid by the Company for all prior years). The Company estimates that if Deconsolidation occurs in fiscal 1997 or 1998, the amount reimbursed to TransAmerican would be between $9 million and $16 million and between $7 million and $13 million, respectively. The remaining amount of the tax relating to the gain would be paid to TransAmerican over the lives of the assets transferred. In addition, the Company could be liable for additional taxes pursuant to the Tax Allocation Agreement and the several liability provisions of federal tax law.

  Generally, under the Tax Allocation Agreement, if net operating losses of the Company are used by other members of the TransAmerican Consolidated Group, then the Company is entitled to the benefit (through reduced current tax payable) of such losses in later years to the extent the Company has taxable income, remains a member of the TransAmerican Consolidated Group, and the other group members have the ability to pay such taxes. If TEC, TARC or TDOC transfers shares of the Company (or transfers options or other rights to acquire such shares) and, as a result of such transfer, Deconsolidation of the Company occurs, the Company would not receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of the Company used by other members of the TransAmerican Consolidated Group prior to the Deconsolidation of the Company.

  Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the Internal Revenue Service (the "IRS") for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, the Company, TARC or TEC may be required to pay the tax.

                          TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)

  Under the Tax Allocation Agreement, the Company will be required to pay any Texas franchise tax (which is estimated not to exceed $10.6 million) which may be attributable to any gain recognized by TransAmerican on the Transfer and will be entitled to any benefits of the additional basis resulting from the recognition of such gain.

7. HEDGING AGREEMENTS

  Beginning in April 1995, the Company entered into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. Pursuant to the Hedge Agreements, either the Company or the counter party thereto is required to make a payment to the other at the end of each month (the "Settlement Date"). The payments will equal the product of a notional quantity ("Base Quantity") of natural gas and the difference between a specified fixed price ("Fixed Price") and a market price ("Floating Price") for natural gas. The Floating Price is determined by reference to natural gas futures contracts traded on the New York Mercantile Exchange ("NYMEX"). The Hedge Agreements provide for the Company to make payments to the counter party to the extent that the Floating Price exceeds the Fixed Price, up to a maximum ("Maximum Floating Price") and for the counter party to make payments to the Company to the extent that the Floating Price is less than the Fixed Price. For the three months ended April 30, 1996, the Company incurred net settlement losses pursuant to the Hedge Agreements totaling approximately $9.6 million. As of April 30, 1996, the Company has Hedge Agreements with Settlement Dates ranging from May 1996 through April 1997 involving total Base Quantities for all monthly periods of approximately
73.0 TBtu of natural gas. Fixed Prices for these agreements range from $1.70 to $1.72 per MMBtu ($1.76 to $1.78 per Mcf) up to a Maximum Floating Price of $2.20 per MMBtu ($2.28 per Mcf). At April 30, 1996, the estimated cost to settle all of the Hedge Agreements would have been approximately $31.1 million. These agreements are accounted for as hedges and accordingly, any gains or losses are deferred and recognized in the month the physical volumes are delivered. At April 30, 1996, the Company maintained $13.9 million in margin accounts related to the Hedge Agreements. The Company may be required to post additional cash margin whenever the daily natural gas futures prices as reported on the NYMEX, for each of the months in which the swap agreements are in place, exceed the Fixed Price. The maximum margin call under each Hedge Agreement will never exceed the product of the Base Quantity for the remaining months under such Hedge Agreement multiplied by the difference between the Maximum Floating Price and the Fixed Price.

  In June 1996, the Company entered into a Master Swap Agreement (the "Master Swap Agreement") with one of its swap counter parties, which replaced a previously existing master agreement governing the swaps between the two parties. The Company's obligations under the Master Swap Agreement are collateralized by a mortgage on a substantial portion of the Company's producing properties. In accordance with the Indenture, the lien created by the mortgage collateralizes obligations up to a maximum of $80.8 million (10% of the SEC PV10 of the Company's most recent reserve report). As contemplated by the Indenture, the Trustee under the Indenture has subordinated the lien collateralizing the Notes outstanding thereunder to the lien collateralizing the Company's obligations under the Master Swap Agreement. The maximum amount of obligations of the Company that could be collateralized by the mortgage, based on the swaps in place under the Master Swap Agreement as of the date hereof, is approximately $12 million. Subject to compliance with certain collateral coverage tests, the Company is not required to provide additional cash margin for any swaps now or hereafter subject to the Master Swap Agreement.

8. LITIGATION SETTLEMENTS

  Terry/Penrod. TransAmerican and a group of TransAmerican's former bank lenders (the "Bank Group") were parties to a consolidated suit filed December 6, 1991, in the United States District Court for the Southern

                          TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)
District of Texas, Houston Division, relating to the interpretation of two third-party drilling agreements. Plaintiffs Ensco Offshore Company, f/k/a Penrod Drilling Corporation, Terry Oilfield Supply Co., Inc. and Terry Resources, Inc. ("Terry") sued TransAmerican for approximately $50 million in actual damages and punitive damages of not less than five times actual damages. On April 5, 1996, the court entered a final judgment against TransAmerican, the Company and several of their affiliates, in the amount of approximately $43 million, plus interest. On April 18, 1996, the court entered a separate judgment against the same parties for Terry's attorneys' fees of $2 million. In May 1996, the Company paid Terry approximately $19 million and caused escrowed funds held for the benefit of the Bank Group of approximately $22 million to be paid to Terry. Upon payment of the settlement amount, Terry released the judgments, released all liens and reassigned to the Company a production payment in certain properties. Terry dismissed an unrelated administrative proceeding upon payment of the settlement amount described above.

9. CREDIT AGREEMENTS

  The Company and BNY Financial Corporation entered into an Amended and Restated Accounts Receivable Management and Security Agreement, as of October 31, 1995, for a $40 million line of credit. The line of credit is collateralized by accounts receivable and inventory of the Company and is guaranteed by John R. Stanley. The amounts which may be advanced to the Company under this line of credit are based on a percentage of the Company's natural gas receivables from unaffiliated third parties. The amount outstanding under the line of credit as of April 30, 1996 was $20.7 million. Based upon foreseeable accounts receivable levels, the Company estimates the maximum amount available at any one time under this facility for fiscal 1997 will be approximately $26 million.

  Under the terms of this agreement, the Company's net loss (including any extraordinary losses) may not exceed $5 million for each fiscal quarter ending after January 31, 1996 ($10 million for each six-month period). This line of credit is also subject to certain other covenants which relate to, among other things, the maintenance of certain financial ratios.

  In May 1996, the Company entered into a Note Purchase Agreement pursuant to which the Company issued notes in the aggregate principal amount of $15.75 million, for aggregate proceeds of $15 million. The notes bear interest at 13 1/3% per annum and mature in August 1996. The notes are guaranteed on a senior secured basis by TransAmerican.

10. TRANSACTIONS WITH AFFILIATES

  In February 1996, the Company purchased the building for its corporate headquarters from TransAmerican for $4 million.

  In December 1994, the Company entered into an interruptible gas sales agreement with TransAmerican, revenues from which totaled approximately $10.4 million and $2.6 million, respectively, for the three months ended April 30, 1996 and 1995. The receivable from TransAmerican for natural gas sales totaled approximately $10.5 million at April 30, 1996.

  The Company sells natural gas to TARC under an interruptible long-term sales contract. Revenues from TARC under this contract totaled approximately $0.3 million and $0.1 million for the three months ended April 30, 1996 and 1995, respectively. The receivable from TARC for natural gas sales totaled approximately $0.3 million at April 30, 1996. The receivable from TARC for natural gas sales at January 31, 1996 was immaterial.

  In January 1996, the Company and TransTexas Exploration Corporation, as a wholly-owned subsidiary of the Company ("TTEX") entered into a Drilling Program, as defined in the Indenture. Pursuant to the Drilling

                          TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)
Program, TTEX will receive a portion of revenues from certain of the Company's wells. TTEX has paid the Company approximately $5.4 million pursuant to this Drilling Program as of April 30, 1996 and will pay the Company an additional $18.3 million during fiscal 1997. This transaction does not affect the consolidated cash flow of the Company.

  Pursuant to the terms of the Transfer Agreement, TransAmerican has indemnified the Company for substantially all of the Company's liability in connection with the settlement of the Terry/Penrod litigation (See Note 8). In order to facilitate the settlement, the Company advanced to TransAmerican $16.4 million of the settlement in exchange for a note receivable. The note is due in installments and partially collateralized by certain of TransAmerican's oil and gas properties. In connection with the litigation settlement, the Company received from Terry the reversionary interest in certain producing properties. The Company and TransAmerican had intended that such interests would revert to TransAmerican under the Transfer Agreement. The Company and TransAmerican have agreed in principle that the Company will retain such interests in partial satisfaction of TransAmerican's indemnity obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

RESULTS OF OPERATIONS

 General

  The Company's results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate, and natural gas liquids ("NGLs"). The profitability of the Company also depends on the volume of natural gas it gathers and transports, its ability to minimize finding and lifting costs and maintaining its reserve base while maximizing production.

  The Company's operating data for the three months ended April 30, 1996 and 1995, is as follows:

                                                                      THREE
                                                                     MONTHS
                                                                   ENDED APRIL
                                                                       30,
                                                                   ------------
                                                                   1996   1995
                                                                   -----  -----
      Sales volumes:
        Gas (Bcf) (1).............................................  36.2   35.8
        NGLs (MMgal)..............................................  48.2   52.3
        Condensate (MBbls)........................................   164    176
      Average prices:
        Gas (dry) (per Mcf) (2)................................... $2.03  $1.34
        NGLs (per gallon).........................................   .31    .26
        Condensate (per Bbl)...................................... 20.03  17.67
        Number of gross wells drilled.............................    45     18
        Percentage of wells completed.............................    84%    83%

- - --------
(1) Sales volumes for the three months ended April 30, 1996 include 5.9 Bcf delivered pursuant to a volumetric production payment.
(2) Average price for the three months ended April 30, 1996 includes amounts delivered under volumetric production payments. The average gas price for the Company's undedicated production for this period was $2.18 per Mcf. Gas prices do not include the effect of hedging agreements.

  A summary of the Company's operating expenses is set forth below (in millions of dollars):

                                                                 THREE MONTHS
                                                                ENDED APRIL 30,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
      Operating costs and expenses:
        Lease..................................................   $ 6.7 $   4.0
        Pipeline...............................................     8.2     5.3
        Natural gas liquids....................................    12.5    10.2
                                                                ------- -------
                                                                   27.4    19.5
      Taxes other than income taxes (1)........................     5.2     3.9
                                                                ------- -------
        Total.................................................. $  32.6 $  23.4
                                                                ======= =======

- - --------
(1) Taxes other than income taxes include severance, property, and other taxes.

  The Company's average depletion rates have been as follows:

                                                                        THREE
                                                                       MONTHS
                                                                        ENDED
                                                                      APRIL 30,
                                                                      ---------
                                                                      1996 1995
                                                                      ---- ----
      Depletion rates (per Mcfe)..................................... $.90 $.78

  The Company's Consolidated EBITDA, as defined in the Indenture, which consists of the Company's earnings before consolidated fixed charges (including $3.9 million and $1.0 million of capitalized interest and the interest component of rent expense for the quarters ended April 30, 1996 and 1995, respectively), income taxes, depreciation, depletion, and amortization are set forth below (in millions of dollars):

                                                                        THREE
                                                                       MONTHS
                                                                     ENDED APRIL
                                                                         30,
                                                                     -----------
                                                                     1996  1995
                                                                     ----- -----
      Consolidated EBITDA........................................... $60.9 $45.3

 Three Months Ended April 30, 1996, Compared with the Three Months Ended April 30, 1995

  Gas, condensate and NGLs revenues for the three months ended April 30, 1996 increased by $15.9 million from the comparable period of the prior year, due primarily to increases in gas, condensate and NGL prices, offset in part by decreases in condensate and NGL sales volumes. The average monthly prices received per Mcf of gas, excluding amounts dedicated to volumetric production payments, ranged from $2.04 to $2.45 in the three months ended April 30, 1996, compared to a range of $1.29 to $1.43 in the same period in the prior year. As of April 30, 1996, the Company had a total of 1,024 producing wells compared to 936 at April 30, 1995. NGL sales volumes decreased primarily due to the decrease in the volumes of natural gas processed. Transportation revenues decreased by $0.7 million for the quarter ended April 30, 1996, due to decreases in volumes transported through the Company's pipeline system. The Company currently transports a portion of its production from the Bob West and Bob West North development areas through a third-party pipeline.

  Lease operating expenses for the quarter ended April 30, 1996 increased by $2.7 million over the comparable prior year period primarily due to the increase in producing wells and the initiation of a program to increase flow rates on certain of the Company's wells through the installation of wellhead compressors. The Company estimates that rental of these compressors will add approximately $0.9 million to lease operating expenses in fiscal 1997. Pipeline operating expenses increased by $2.9 million due primarily to increases in compressor fuel costs and chemicals used in the operation of the Company's amine plants. NGLs cost increased by $2.3 million from the first quarter in the prior year due to the increase in the cost of natural gas processed. Depreciation, depletion and amortization expense for the three months ended April 30, 1996 decreased by $0.8 million due to a decrease in the Company's undedicated natural gas production, offset by a $0.12 increase in the depletion rate. General and administrative expenses increased by $1.8 million in the three months ended April 30, 1996, due primarily to increases in wages and benefits and outside services.

  Interest income for the three months ended April 30, 1996 increased by approximately $0.7 million over the comparable prior year period due to increased cash balances resulting from the issuance of the Notes in June 1995. Interest expense increased by $7.0 million over the same period of the prior year primarily as a result of interest accrued on the Notes, offset in part by the capitalization of approximately $3.7 million of interest in connection with the acquisition of certain of the Company's gas and oil properties.

  Cash provided by operating activities for the three months ended April 30, 1996 increased by $56.9 million from the comparable prior year period due primarily to the increase in prices received for the Company's gas, condensate and NGLs and the sale of a volumetric production payment in the three months ended April 30, 1996. Cash provided by operating activities for the three months ended April 30, 1995 reflects an interest payment of $26.2 million on the Company's $500 million Senior Secured Notes.

 Liquidity and Capital Resources

  A primary source of funds to meet the Company's capital and debt service requirements is net cash flow provided by operating activities, which is dependent on the prices the Company receives for the volumes of natural gas the Company produces. The Company has entered into hedge agreements to reduce a portion of its exposure to natural gas prices. See Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

  The Company makes substantial capital expenditures for the exploration, development and production of its natural gas reserves. The Company has financed these expenditures primarily with cash from operations, public offerings of debt and equity securities, the sale of production payments and other financings. For the three months ended April 30, 1996, total capital expenditures were $92 million, including $5 million for lease acquisitions, $71 million for drilling and development and $16 million for the Company's gas gathering and pipeline system and other equipment. Pursuant to the Indenture, if the Company's Working Capital, as defined in the Indenture, is less than $20 million at the end of any fiscal quarter, the Company's Capital Expenditures, as defined, for the next succeeding fiscal quarter may not exceed 90% of the Company's Consolidated EBITDA for such prior fiscal quarter minus the Company's Consolidated Fixed Charges for such prior fiscal quarter (the "Capital Expenditure Limit"). The Company's Working Capital at April 30, 1996 was less than $20 million. As a result, the Company's Capital Expenditures for the quarter ending July 31, 1996 may not exceed the Capital Expenditure Limit. The Company anticipates that such restriction will not have a material effect on developmental drilling for the current fiscal quarter. In addition, the Indenture permits the Company to fund the drilling of up to 30 wells in any fiscal year pursuant to third-party drilling programs. Any costs associated with these wells would not be included in Capital Expenditures.

  The Company anticipates total capital expenditures of approximately $210 million in each of fiscal 1997 and fiscal 1998, subject to Indenture requirements and available cash flow, of which approximately $175 million will be used for drilling and development, $15 million for lease acquisitions and $20 million for the Company's gas gathering and pipeline system (including pipeline expansion into the La Grulla development area) and other equipment. If revenues decrease, certain contingent obligations of the Company become fixed or the Company's level of capital expenditures remains limited by the Indenture, the Company may not have sufficient funds for, or may be restricted in maintaining the level of, capital expenditures necessary to replace its reserves or to maintain production at current levels and, as a result, production may decrease over time. Although cash from operating activities for the three months ended April 30, 1996 has increased, net cash provided by operating activities declined over the three and one-half years ended January 31, 1996. No assurance can be given that the Company's cash flow from operating activities will be sufficient to meet planned capital expenditures, contingent liabilities and debt service in the future. Since July 31, 1995, the Company has utilized asset sales and various financings, in addition to cash flow from operating activities, to meet its working capital requirements. The Company anticipates that it will utilize additional financing or sales of assets to fund planned levels of operations and to meet its obligations, including its obligations under the Indenture, through January 1997.

  In January 1996, the Company entered into a reimbursement agreement with an unaffiliated third party pursuant to which the third party caused a $20 million letter of credit to be issued to collateralize a supersedeas bond on behalf of the Company in a legal proceeding. Prior to this transaction, the supersedeas bond had been collateralized by other letters of credit. These letters of credit were collateralized by $20 million in cash, which has been released to the Company. If there is a draw under the letter of credit, the Company is required to reimburse the third party within 60 days.

  In January and February 1996, the Company completed both a financing and a sale-leaseback transaction, each in the amount of $3 million, related to its operating equipment. Both the financing, which has an interest rate of 9% per annum, and the sale-leaseback transaction, which has a monthly lease payment of approximately $56,400, have a 36-month term. In February 1996, the Company completed an additional financing collateralized by its operating equipment in the amount of $10 million at an interest rate of 12% per annum and a 36-month term.

  In January 1996, the Company sold to an unaffiliated third party a term overriding royalty interest in the form of a production payment carved out of its interests in certain of its producing properties. For net proceeds of approximately $33 million, the Company conveyed to the third party a term overriding royalty equivalent to a base volume of approximately 29 Bcf of natural gas, subject to certain increases in the base volume and in the percentage interest dedicated if certain minimum performance and delivery requirements are not met. In February 1996, in consideration for additional net proceeds of approximately $15.5 million, the Company supplemented the production payment to subject a percentage of its interests in certain additional producing properties to the production payment and to include additional volumes of approximately 14 Bcf of natural gas within the base volume subject to the production payment.

  In March 1996, the Company sold its 41.67% interest in the 76-mile, 24-inch MidCon Texas pipeline that runs from the Company's Thompsonville compressor station to Agua Dulce for $7.5 million. The Company believes that its existing transportation capacity in this area is adequate for the Company's production and does not anticipate any material constraints on the transportation of its natural gas as a result of this sale.

  In May 1996, the Company sold to an unaffiliated third party an additional term royalty interest in the form of a volumetric production payment on certain of the Company's producing properties. For net proceeds of approximately $43 million, the Company conveyed to the third party a royalty on approximately 37 Bcf of natural gas, which amount can increase if certain minimum monthly volumes are not delivered to the production payment interest. The Company used approximately $25 million of these net proceeds to terminate an existing dollar-denominated production payment.

  In May 1996, the Company entered into a Note Purchase Agreement pursuant to which the Company issued notes in the aggregate principal amount of $15.75 million for aggregate proceeds of $15 million. The notes bear interest at 13 1/3% per annum and mature in August 1996. The notes are guaranteed on a senior secured basis by TransAmerican.

  In May 1996, the Company entered into an agreement with one of its swap counter parties as a result of which the Company, subject to compliance with certain collateral coverage tests, will not be required to make cash margin deposits with respect to the swaps covered by such agreement. See Note 7 to the accompanying Condensed Consolidated Financial Statements.

  The Company has engaged an investment banking firm to assist in the potential sale or sale/leaseback of all or a portion of the Pipeline System, without disrupting the pipeline capacity available to the Company. The Company has also engaged an investment banking firm to assist in the sale of its interest in the Lodgepole area and three separate packages of producing properties in the Lobo Trend containing a total of approximately 200 Bcfe of natural gas reserves.

  The Company currently has a $40 million credit facility with BNY Financial Corporation (the "BNY Facility") pursuant to which it may borrow funds based on the amount of its accounts receivable. At April 30, 1996, the outstanding balance under the BNY Facility was $20.7 million. The Company does not anticipate that it will be able to borrow more than $26 million under the BNY Facility during fiscal 1997, based on the expected amount of its accounts receivable. The BNY Facility requires the Company to maintain certain financial ratios and includes certain covenants. Under the terms of the BNY Facility, the Company's net loss (including any extraordinary losses) may not exceed $5 million for each fiscal quarter ending after January 31, 1996 ($10 million for each six-month period).

  Pursuant to the Indenture, the Company maintains an account (the "Interest Reserve Account") from which funds may only be disbursed in accordance with the terms of a Cash Collateral and Disbursement Agreement (the "Disbursement Agreement"). The Company has deposited into the Interest Reserve Account funds sufficient to pay the aggregate amount of the next ensuing interest payment due in respect of the Notes. Funds in the Interest Reserve Account may be invested, at the direction of the Company (except as provided below), only in cash and Cash Equivalents as defined in the Disbursement Agreement, and any interest income thereon will be added to the balance of the Interest Reserve Account. The Company must maintain a balance (the "Requisite Balance") in the Interest Reserve Account at least equal to the amount necessary to satisfy the Company's obligation to pay interest in respect of all then outstanding Notes on the next Interest Payment Date; provided, however, that if, pursuant to the Disbursement Agreement, any funds in the Interest Reserve Account are applied to the payment of interest on the Notes, the Company shall not be obligated to maintain the Requisite Balance during the period of 60 days immediately following the Interest Payment Date in respect of which such payment was made.

  The Company may instruct the disbursement agent under the Disbursement Agreement to deposit with the Indenture Trustee, on any Interest Payment Date, any or all of the funds in the Interest Reserve Account. The Disbursement Agreement provides that if the Company fails to pay an installment of interest on the Notes on any Interest Payment Date, then all investments in the Interest Reserve Account will be immediately liquidated and all funds in the Interest Reserve Account will be deposited with the Indenture Trustee. If the Company has not paid such installment of interest within five days after such Interest Payment Date, or if the Company so instructs the Indenture Trustee, the Indenture Trustee will apply such deposited funds to the payment of interest on the Notes. The Disbursement Agreement provides that funds may be disbursed from the Interest Reserve Account and released to the Company only to the extent that the balance thereof exceeds the Requisite Balance.

 Deconsolidation for Federal Income Tax Purposes

  Under certain circumstances, TransAmerican, TDOC, TEC or TARC may sell or otherwise dispose of shares of common stock of the Company. If, as a result of any sale or other disposition of the Company's common stock, the direct and indirect ownership of the Company by TransAmerican is less than 80% (measured by voting power and value), the Company will no longer be a member of TransAmerican's consolidated group for federal tax purposes (the "TransAmerican Consolidated Group") and, with certain exceptions, will no longer be obligated under the terms and conditions of the Tax Allocation Agreement (as defined below) ("Deconsolidation"). Further, if TEC or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TransAmerican Consolidated Group, then a Deconsolidation of both TARC and the Company from the TransAmerican Consolidated Group would occur. For the taxable year during which Deconsolidation of the Company occurs, which would also be the final year that the Company is a member of the TransAmerican Consolidated Group, TransAmerican would recognize a previously deferred gain of approximately $266.3 million associated with the Transfer and would be required to pay federal income tax on this gain (the tax is estimated to be between $29 million and $56 million if Deconsolidation occurs in fiscal 1997 and between $24 million and $45 million if Deconsolidation occurs in fiscal
1998). This analysis is based on the Company's position that the gain from the Transfer, which occurred in 1993, was deferred under the consolidated return regulations. The deferred gain generally is being included in TransAmerican's taxable income in a manner that corresponds (as to timing and amount) with the realization by the Company of (and, thus, will be offset by) the tax benefits (i.e., additional depreciation, depletion and amortization on, or reduced gain or increased loss from a sale of, the transferred assets) arising from the additional basis. If, under the terms of the TARC Notes, it was reasonably certain when the TARC Notes were issued that a sufficient amount of the Company's stock would be disposed in the future to cause a Deconsolidation of the Company from the TransAmerican Consolidated Group, it is possible that the Deconsolidation of the Company would be treated as occurring as of the date the TARC Notes were issued. However, TARC has advised the Company that it believes that when the TARC Notes were issued it was not reasonably certain that a Deconsolidation of the Company would occur in the future. Under the Tax Allocation Agreement, the Company is required to pay TransAmerican each year an amount equal to the lesser of (i) the reduction in taxes paid by the Company for such year as a result of any increase in the tax basis of assets acquired by the Company from TransAmerican that is attributable to the Transfer and (ii) the increase in taxes paid by TransAmerican for such year and all prior years attributable to gain recognized by TransAmerican in connection with the contribution of assets by TransAmerican to the Company (less certain amounts paid by the Company for all prior years). The Company estimates that if Deconsolidation occurs in fiscal 1997 or 1998, the amount reimbursed to TransAmerican would be between $9 million and $16 million and between $7 million and $13 million, respectively. The remaining amount of the tax relating to the gain would be paid over the lives of the assets transferred. In addition, the Company could be liable for additional taxes pursuant to the Tax Allocation Agreement and the several liability provisions of federal tax law.

  Generally, under the Tax Allocation Agreement, if net operating losses of the Company are used by other members of the TransAmerican Consolidated Group, then the Company is entitled to the benefit (through reduced current tax payable) of such losses in later years to the extent the Company has taxable income, remains a member of the TransAmerican Consolidated Group, and the other group members have the ability to pay such taxes. If TEC, TARC or TDOC transfers shares of the Company (or transfers options or other rights to acquire such shares) and, as a result of such transfer, the direct and indirect ownership of the Company by TARC, TEC and TransAmerican is less than 80% (measured by voting power and value), the Company would no longer be a member of the TransAmerican Consolidated Group. The Company, therefore, would not receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of the Company used by other members of the TransAmerican Consolidated Group prior to the deconsolidation of the Company.

  Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the Internal Revenue Service (the "IRS") for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, the Company, TARC or TEC may be required to pay the tax.

  Under the Tax Allocation Agreement, the Company will be required to pay any Texas franchise tax (which is estimated not to exceed $10.6 million) which may be attributable to any gain recognized by TransAmerican on the Transfer and will be entitled to any benefits of the additional basis resulting from the recognition of such gain.

 Contingent Liabilities

  The Company has significant contingent liabilities, including liabilities with respect to litigation matters, indemnification obligations relating to certain tax benefit transfer sale-leaseback transactions, and other obligations assumed in the Transfer. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to the Company in one reporting period, could have a material adverse effect on the Company's cash flow or operations for that period. Although the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position. The Company has delivered letters of credit and placed into escrow cash, which letters of credit and cash total approximately $50 million, to be applied to certain potential litigation claims. In addition, a change of control or other event that results in deconsolidation of the Company and TransAmerican for federal income tax purposes could also result in acceleration of a substantial amount of federal income taxes. See Note 6 to the Condensed Consolidated Financial Statements included elsewhere herein.

 Potential Effects of Change of Control

  The Indenture provides that, upon the occurrence of a Change of Control (as such term is defined in the Indenture), each holder of the Notes will have the right to require the Company to repurchase such holder's Notes at 101% of the principal amount thereof plus accrued and unpaid interest. A Change of Control would be deemed to occur under the Indenture in the case of certain changes or other events in respect of the ownership or control of the Company, including any circumstance pursuant to which any person or group, other than John R. Stanley and his wholly-owned subsidiaries or the trustee under the indenture governing the TARC Notes, is or becomes the beneficial owner of more than 50% of the total voting power of the Company's then outstanding voting stock, unless the Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of the Company that do not constitute a Change of Control under the Indenture may result in a "change of control" of the Company under the terms of the BNY Facility and certain equipment financing. Such an occurrence could create an obligation for the Company to repay such other indebtedness. At April 30, 1996, the Company had approximately $30.2 million of indebtedness (excluding the Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that the Company will have sufficient funds to satisfy any such payment obligations.

  TARC owns and operates a large petroleum refinery in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. TARC's refinery was shut down in January 1983 and is currently partially operational. TARC is engaged in a two-phase capital improvement program designed to reactivate the refinery and increase its complexity. In February 1995, TARC issued the TARC Notes that were initially collateralized by, among other things, 55 million shares of the Company's common stock (the "Common Stock"). In March 1996, TARC sold 4.55 million shares of Common Stock to provide additional financing for the capital improvement program. TARC's Transition Report on Form 10-K for the six months ended January 31, 1996, indicates that TARC will require additional financing of approximately $350 to $355 million over the course of the remaining construction period to complete the capital improvement program. TARC has advised the Company that if this financing is not available on a timely basis, or if significant engineering problems, cost overruns or delays occur, TARC likely will not be able to complete the first phase of the capital improvement program by February 15, 1997. TARC has further advised the Company that, even if required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult if personnel shortages prevent full staffing during peak construction periods. TARC has also advised the Company that it has identified and is considering certain steps to address these staffing concerns, but there can be no assurance that these steps will be successful. Under the indenture governing the TARC Notes, the failure of TARC to complete the first phase of its capital improvement program by February 15, 1997 (subject to extension to August 15, 1997 if certain financial coverage ratios are met) would constitute an event of default at such date. Any such event of default could result in the sale, following the occurrence of such event of default, of some or all of the remaining 50.45 million shares of Common Stock pledged to collateralize the TARC Notes. A foreclosure on such shares would constitute a "change of control" of the Company under the BNY Facility and certain equipment financing, which may create an obligation for the Company to repay amounts outstanding thereunder, but would not constitute a Change of Control under the Indenture. A sale of such shares following a foreclosure could result in a Change of Control under the Indenture. See "Item 5--TARC Financial Information".

 Forward-Looking Statements

  Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. Words such as "anticipates," "expects," "believes" and "likely" indicate forward-looking statements. The Company's management believes its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include fluctuations in the commodity prices for natural gas, crude oil, condensate and natural gas liquids, the extent of the Company's success in discovering, developing and producing reserves, conditions in the equity and capital markets, the ultimate resolution of litigation, and competition.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  See Notes 2 and 8 to the condensed consolidated financial statements for a discussion of the Company's legal proceedings.

ITEM 5. OTHER INFORMATION

TARC FINANCIAL INFORMATION

  The information relating to TARC which is set forth below is included because a default by TARC on certain of its obligations could, under certain circumstances, result in a change of control of the Company that could require the Company to repay or repurchase the Notes.

  TARC is subject to the informational requirements of the Exchange Act and, in accordance therewith, files reports and other information with the Commission. Such reports and other information can be inspected and copied at the public reference facilities maintained by the Commission. TARC is a separate legal entity that does not control, and is not controlled by, the Company. The Company and TARC have separate operations and are separately managed, although two of the Company's directors and its Chief Executive Officer also hold the same positions with TARC. The Company has no control over the content or presentation of TARC's financial or operating information.

  The following information has been excerpted directly from TARC's filings under the Exchange Act. The Company makes no representations as to, and disclaims any responsibility for, the accuracy, adequacy or completeness of such information, which should be read in conjunction with other publicly available information filed by TARC with the Commission.

  For purposes only of the information which follows under this caption "TARC Financial Information," the term "Company" refers to TARC, cross-references are to the relevant sections of the TARC filing from which the information is excerpted, and other capitalized terms have the meanings attributed to such terms in the TARC filing from which the information is excerpted.

EXCERPTED FROM THE TRANSITION REPORT ON FORM 10-K OF TARC FOR THE SIX MONTHS ENDED JANUARY 31, 1996 (AS USED HEREIN, THE TERM "COMPANY" REFERS TO TARC,
 CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS
  ATTRIBUTED TO SUCH TERMS IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)

                       TRANSAMERICAN REFINING CORPORATION

                                 BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                    JULY 31,
                                               -------------------  JANUARY 31,
                                                 1995       1994       1996
                    ASSETS                     ---------  --------  -----------
Current assets:
  Cash and cash equivalents................... $   6,105  $     35   $   2,779
  Long-term debt proceeds held in collateral
   account....................................     7,760        --      14,840
  Accounts receivable.........................     3,792     9,183         121
  Receivable from affiliates..................       436        --         118
  Inventories.................................    39,974     4,498      37,231
  Other.......................................     7,244        --       5,479
                                               ---------  --------   ---------
    Total current assets......................    65,311    13,716      60,568
                                               ---------  --------   ---------
Property and equipment........................   279,552   159,308     430,858
Less accumulated depreciation and
 amortization.................................     7,388     2,139      10,244
                                               ---------  --------   ---------
  Net property and equipment..................   272,164   157,169     420,614
                                               ---------  --------   ---------
Long-term debt proceeds held in collateral
 account......................................   133,097        --       9,565
Other assets, net.............................    29,307     5,442      27,576
                                               ---------  --------   ---------
                                               $ 499,879  $176,327   $ 518,323
                                               =========  ========   =========
     LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable............................ $  14,636  $ 15,971   $  23,552
  Payable to affiliate........................     1,847     1,239       2,957
  Accrued liabilities.........................    15,192    13,344      14,560
  Product financing arrangements..............    27,671        --      37,206
                                               ---------  --------   ---------
    Total current liabilities.................    59,346    30,554      78,275
                                               ---------  --------   ---------
Payable to affiliates.........................        --    45,021       3,799
Long-term debt................................   294,963        --     316,538
Investment in TransTexas......................    56,621        --      56,777
Other.........................................     1,112       352       1,168
Commitments and contingencies (Note 11)               --        --          --
Stockholder's equity:
  Common stock, $0.01 par value, authorized
   100,000,000 shares, issued and outstanding,
   30,000,000 shares..........................       300       300         300
  Additional paid-in capital..................   238,322   186,548     238,322
  Accumulated deficit.........................  (150,785)  (86,448)   (176,856)
                                               ---------  --------   ---------
    Total stockholder's equity................    87,837   100,400      61,766
                                               ---------  --------   ---------
                                               $ 499,879  $176,327   $ 518,323
                                               =========  ========   =========

    The accompanying notes are an integral part of the financial statements.

EXCERPTED FROM THE TRANSITION REPORT ON FORM 10-K OF TARC FOR THE SIX MONTHS ENDED JANUARY 31, 1996 (AS USED HEREIN, THE TERM "COMPANY" REFERS TO TARC,
 CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS
  ATTRIBUTED TO SUCH TERMS IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)

                       TRANSAMERICAN REFINING CORPORATION

                            STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                            SIX MONTHS ENDED
                               YEAR ENDED JULY 31,            JANUARY 31,
                           -----------------------------  ---------------------
                             1995       1994      1993      1996       1995
                           ---------  --------  --------  --------  -----------
                                                                    (UNAUDITED)
                                                                    -----------
Revenues:
  Product sales...........  $140,027  $174,143  $     --  $107,237   $ 71,035
  Tank rentals............       552     3,035     5,178        --        551
                           ---------  --------  --------  --------   --------
    Total revenues........   140,579   177,178     5,178   107,237     71,586
                           ---------  --------  --------  --------   --------
Costs and expenses:
  Cost of products sold...   149,087   168,855        --   110,052     73,862
  Operations and
   maintenance............    12,299    12,103     9,617     7,910      7,727
  Depreciation and
   amortization...........     5,855     2,589        --     3,159      2,706
  General and
   administrative.........    13,614     4,496    11,341     7,438      8,442
  Taxes other than income
   taxes..................     4,170     3,661     3,621       649      2,088
                           ---------  --------  --------  --------   --------
    Total costs and
     expenses.............   185,025   191,704    24,579   129,208     94,825
                           ---------  --------  --------  --------   --------
    Operating loss........   (44,446)  (14,526)  (19,401)  (21,971)   (23,239)
                           ---------  --------  --------  --------   --------
Other income (expense):
  Interest income.........     4,087        37         2     2,263          4
  Interest expense........   (31,354)      (13)      (17)  (32,180)    (3,540)
  Interest capitalized....    18,850        --        --    26,202      3,509
  Equity in loss before
   extraordinary item of
   TransTexas.............    (2,428)       --        --      (156)        --
  Other income (expense)..     2,451    (2,851)       43      (229)       116
                           ---------  --------  --------  --------   --------
    Total other income
     (expense)............    (8,394)   (2,827)       28    (4,100)        89
                           ---------  --------  --------  --------   --------
    Net loss before
     extraordinary item...   (52,840)  (17,353)  (19,373)  (26,071)   (23,150)
Extraordinary item:
  Equity in extraordinary
   loss of TransTexas.....   (11,497)       --        --        --         --
                           ---------  --------  --------  --------   --------
  Net loss................ $ (64,337) $(17,353) $(19,373) $(26,071)  $(23,150)
                           =========  ========  ========  ========   ========
Net loss per share:
  Net loss before
   extraordinary item..... $   (1.76) $  (0.58) $  (0.65) $  (0.87)  $  (0.77)
  Extraordinary item......     (0.38)       --        --        --         --
                           ---------  --------  --------  --------   --------
                           $   (2.14) $  (0.58) $  (0.65) $  (0.87)  $  (0.77)
                           =========  ========  ========  ========   ========
  Weighted average number
   of shares outstanding
   (in thousands).........    30,000    30,000    30,000    30,000     30,000
                           =========  ========  ========  ========   ========

    The accompanying notes are an integral part of the financial statements.

EXCERPTED FROM THE TRANSITION REPORT ON FORM 10-K OF TARC FOR THE SIX MONTHS ENDED JANUARY 31, 1996 (AS USED HEREIN, THE TERM "COMPANY" REFERS TO TARC,
 CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS
  ATTRIBUTED TO SUCH TERMS IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)

                       TRANSAMERICAN REFINING CORPORATION

                            STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                            SIX MONTHS ENDED
                               YEAR ENDED JULY 31,            JANUARY 31,
                            ----------------------------  ---------------------
                              1995      1994      1993      1996       1995
                            --------  --------  --------  --------  -----------
                                                                    (UNAUDITED)
Operating activities:
 Net loss.................. $(64,337) $(17,353) $(19,373) $(26,071)   (23,150)
 Adjustments to reconcile
  net loss to net cash used
  by operating activities:
  Depreciation and
   amortization............    5,855     2,694        --     3,159      2,706
  Litigation...............    4,500        --     9,000     2,000      4,500
  Amortization of discount
   on long-term debt.......    7,673        --        --     3,389         --
  Amortization of debt
   issue costs.............      552        --        --       238         --
  Equity in net loss of
   TransTexas..............   13,925        --        --       156         --
  Inventory write down.....    1,265        79        --     4,406         --
  Changes in assets and
   liabilities:
    Accounts receivable....    4,570    (8,558)     (326)    3,671      6,901
    Inventories............   (8,249)   (4,577)       --     7,242      3,063
    Prepayments and other..   (7,244)       --        --     1,765       (221)
    Accounts payable.......   (2,690)    5,194       131    (1,675)      (105)
    Payable to affiliate,
     net...................   (1,214)    1,239        --     1,979       (765)
    Accrued liabilities....   (2,625)   11,391       687    (3,132)    (4,871)
    Other assets...........   (2,126)   (1,088)       --      (130)       562
    Other liabilities......     (259)      (96)      (41)       --       (102)
                            --------  --------  --------  --------    -------
    Net cash used by
     operating activities..  (50,404)  (11,075)   (9,922)   (3,003)   (11,482)
                            --------  --------  --------  --------    -------
Investing activities:
  Capital expenditures..... (107,374)  (57,209)       --  (119,565)   (52,306)
                            --------  --------  --------  --------    -------
Financing activities:
  Issuance of long-term
   debt and warrants.......  300,750        --        --        --         --
  Advances from
   TransAmerican and
   affiliates..............   87,560    68,523     9,869    16,698     86,925
  Repayment of advances
   from TransAmerican and
   affiliates..............  (60,000)       --        --   (13,450)   (20,000)
  Long-term debt proceeds
   held in collateral
   account................. (173,000)       --        --        --         --
  Withdrawals from
   collateral account......   32,143        --        --   116,452         --
  Debt issue costs.........  (23,605)     (220)       --        --     (3,126)
  Principal payments on
   capital lease
   obligations.............       --        --        --      (458)        --
                            --------  --------  --------  --------    -------
    Net cash provided by
     financing activities..  163,848    68,303     9,869   119,242     63,799
                            --------  --------  --------  --------    -------
    Increase (decrease) in
     cash and cash
     equivalent............    6,070        19       (53)   (3,326)        11
Beginning cash and cash
 equivalents...............       35        16        69     6,105         35
                            --------  --------  --------  --------    -------
Ending cash and cash
 equivalents............... $  6,105  $     35  $     16  $  2,779    $    46
                            ========  ========  ========  ========    =======
Cash paid for:
  Interest................. $  1,282  $     --  $     --  $  8,719    $    --
Noncash financing and
 investing activities:
  Forgiveness of advances
   from TransAmerican
   (including $25.0
   million for property,
   plant and equipment
   transferred from
   TransAmerican at net
   book value in 1994).....   71,170   100,000        --        --         --
Contribution of TransTexas
 stock.....................   37,176        --        --        --         --
TransTexas assumption of
 litigation liabilities....       --    13,500        --        --         --
Accounts payable for
 property and equipment....   11,784    10,429        --    10,591      8,293
Capital lease obligations
 and other incurred for
 property and equipment....      967     1,336        --     1,643         66
Product financing
 arrangements..............   27,671        --        --    37,206         --

    The accompanying notes are an integral part of the financial statements.

EXCERPTED FROM THE TRANSITION REPORT ON FORM 10-K OF TARC FOR THE SIX MONTHS ENDED JANUARY 31, 1996 (AS USED HEREIN, THE TERM "COMPANY" REFERS TO TARC,
 CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS
  ATTRIBUTED TO SUCH TERMS IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's financial statements and notes thereto.

RESULTS OF OPERATIONS

 General

  The Company's refinery was inoperative from January 1983 through February 1994. During this period, the Company's revenues related primarily to tank rentals and its expenses were for maintenance and repairs, tank rentals, general and administrative expenses and property taxes. The Company commenced partial operations at the refinery in March 1994 and temporarily ceased processing operations in December 1994 pending additional funding. Other factors in the decision to suspend processing operations included relatively low refining margins. The relatively low margins were attributable to the high cost of feedstocks relative to intermediate product prices produced from the limited portion of the refinery being operated. The Company recommenced processing operations in May 1995 and temporarily ceased operations from October 1995 to April 1996. From time to time, the Company will be required to suspend operations in order to tie-in units as they are completed. Additionally, the Company may suspend operations because of working capital constraints or operating margins. The Company does not consider its historical results to be indicative of future results.

  The Company's results of operations are dependent on the operating status of certain units within its refinery, which determines the types of feedstocks processed and refined product yields. The results are also affected by the unit costs of purchased feedstocks and the unit prices of refined products, which can vary significantly. The Capital Improvement Program is designed to significantly change the Company's throughput capacity, the feedstocks processed, and refined product yields.

 Six Months Ended January 31, 1996, Compared with the Six Months Ended January 31, 1995

  Total revenues for the six months ended January 31, 1996 increased $35.6 million to $107.2 million from $71.6 million in the same period in 1995, primarily due to an increase in the volume of products sold to 6.1 million barrels in 1996 from 4.2 million barrels in 1995. In addition, $1.2 million of the increase was due to an increase in the average product sales price of $0.19 per barrel in 1996 over 1995.

  Cost of products sold for the six months ended January 31, 1996 increased $36.2 million to $110.1 million from $73.9 million for the same period in 1995, primarily due to an increase in the volume of products sold, partially offset by a decrease in the average price of feedstocks purchased.

  Operations and maintenance expenses for the six months ended January 31, 1996 increased $0.2 million to $7.9 million from $7.7 million for the same period in 1995, primarily due to an increase in the number of days the vacuum unit was operating.

  Depreciation and amortization expenses for the six months ended January 31, 1996 increased $0.5 million to $3.2 million from $2.7 million for the same period in 1995, primarily due to the transfer of certain terminal facilities and tankage equipment from construction in progress to depreciable assets during the recent period.

  General and administrative expenses for the six months ended January 31, 1996, decreased $1.0 million to $7.4 million from $8.4 million for the same period in 1995, primarily as a result of a reduction in litigation accruals, $2.5 million, partially offset by an increase in payroll of $1.1 million arising from operations support requirements.

EXCERPTED FROM THE TRANSITION REPORT ON FORM 10-K OF TARC FOR THE SIX MONTHS ENDED JANUARY 31, 1996 (AS USED HEREIN, THE TERM "COMPANY" REFERS TO TARC,
 CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS
  ATTRIBUTED TO SUCH TERMS IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)

  Taxes other than income taxes for the six months ended January 31, 1996 decreased $1.4 million to $0.7 million from $2.1 million for the same period in 1995, primarily due to the capitalization of refinery property taxes in the current period under the Capital Improvement Program.

  Interest income for the six month period ended January 31, 1996, increased $2.3 million compared to the same period in 1995 due primarily to interest earned on long-term debt proceeds held in the Collateral Account. Interest expense for the six month period ended January 31, 1996, increased $28.6 million due to interest accrued on long-term debt issued in February 1995, amortization of debt issue costs and financing costs associated with product purchases. During the six months ended January 31, 1996, the Company capitalized $26.2 million of interest related to property and equipment associated with the Capital Improvement Program.

 Year Ended July 31, 1995, Compared with the Year Ended July 31, 1994

  Total revenues for the year ended July 31, 1995, decreased $36.6 million to $140.6 million from $177.2 million in the same period in 1994, primarily due to a decrease in the volume of products sold which was partially offset by an increase in the average price of products sold.

  Cost of products sold for the year ended July 31, 1995, decreased $19.8 million to $149.1 million from $168.9 million for the same period in 1994, primarily as a result of a decrease in volume of products sold, partially offset by an increase in the average price of feedstocks purchased and a contract cancellation loss of approximately $3.8 million.

  Operations and maintenance expense for the year ended July 31, 1995, increased $0.2 million to $12.3 million from $12.1 million for the same period in 1994, primarily as a result of an increase in the number of days the vacuum unit was operating.

  Depreciation and amortization expense for the year ended July 31, 1995, increased $3.3 million to $5.9 million from $2.6 million for the same period in 1994, primarily as a result of increased depreciation expense being recorded for refinery assets which were taken out of discontinued operations during 1994.

  General and administrative expenses for the year ended July 31, 1995, increased $9.1 million to $13.6 million from $4.5 million in the same period in 1994, primarily as a result of a litigation accrual of $4.5 million and increases in legal and consulting fees and insurance costs as a result of expanded refinery operations.

  Taxes other than income taxes for the year ended July 31, 1995, increased $0.5 million to $4.2 million from $3.7 million for the same period in 1994, primarily as a result of an increase in property taxes assessed.

  Interest income for the year ended July 31, 1995, increased $4.1 million compared to the same period in 1994 due primarily to interest earned on long-term debt proceeds held in the Collateral Account. Interest expense for the year ended July 31, 1995, increased $31.3 million due to interest accrued on long-term debt issued during 1995, amortization of debt issue costs and financing costs associated with product purchases. During the year ended July 31, 1995, the Company capitalized $18.9 million of interest related to property and equipment associated with the Company's Capital Improvement Program.

  Other income for the year ended July 31, 1995, was $2.5 million compared to other expense of $2.9 million for the same period in 1994 primarily as a result of trading gains on futures contracts.

  During the fourth quarter of 1995, net loss before an extraordinary item increased $35.5 million over the same period in 1994, primarily due to interest associated with the Company's long-term debt and amortization of debt issue costs.

EXCERPTED FROM THE TRANSITION REPORT ON FORM 10-K OF TARC FOR THE SIX MONTHS ENDED JANUARY 31, 1996 (AS USED HEREIN, THE TERM "COMPANY" REFERS TO TARC,
 CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS
  ATTRIBUTED TO SUCH TERMS IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)

  In February 1995, TransAmerican contributed 55 million shares of TransTexas common stock to TEC, and TEC then contributed 15 million of these shares of TransTexas common stock to the Company. The equity in loss of TransTexas for the year ended July 31, 1995, reflects the Company's 20.3% equity interest in TransTexas' loss before an extraordinary item from the date of acquisition. The equity in extraordinary loss of TransTexas represents the Company's equity in a charge recorded by TransTexas in the fourth quarter for the early retirement of $500 million of its 10% Senior Secured Notes due 2000 from the proceeds of the issuance by TransTexas in June 1995 of $800 million in 11% Senior Secured Notes due 2002.

 Year Ended July 31, 1994, Compared with the Year Ended July 31, 1993

  Total revenues for the year ended July 31, 1994, increased $172.0 million to $177.2 million from $5.2 million in the same period in 1993, primarily as a result of the Company's operation of the vacuum unit at its refinery. Approximately 32% of sales were to a single customer pursuant to a processing agreement.

  Cost of products sold for the year ended July 31, 1994, increased $168.9 million as compared to the same period in 1993, due to the operation of the vacuum unit at the refinery.

  Operations and maintenance expense for the year ended July 31, 1994, increased $2.5 million to $12.1 million from $9.6 million for the same period in 1993, primarily due to the operation of the vacuum unit at the refinery.

  Depreciation and amortization expense for the year ended July 31, 1994, increased $2.6 million as compared to the same period in 1993, due to the depreciation of refinery assets that were taken out of discontinued operations during 1994.

  General and administrative expenses for the year ended July 31, 1994, decreased $6.8 million to $4.5 million from $11.3 million in the same period in 1993, primarily as a result of a litigation accrual of $9 million in 1993.

LIQUIDITY AND CAPITAL RESOURCES

  In connection with the issuance of the TARC Notes, $173 million of the proceeds thereof were deposited into a cash collateral account, designated for use in the Capital Improvement Program. The current budget for the Capital Improvement Program calls for total expenditures of $434 million; however, the Company estimates that expenditures of approximately $122 million to $127 million in addition to the current budget will be required to complete the Capital Improvement Program. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of, or delays in, financing, engineering problems, work stoppages and cost overruns over which the Company may not have any control.

  As of January 31, 1996, expenditures on the Capital Improvement Program funded by or approved for reimbursement from the cash collateral account totaled approximately $155 million. Approximately $24 million remained in the cash collateral account as of January 31, 1996. The Company sold 4.55 million shares of TransTexas common stock in March 1996, and deposited approximately $26.6 million of the proceeds of such sale into the cash collateral account in accordance with the requirements of the Indenture. Giving effect to current estimates and the sale of TransTexas stock in March 1996, additional funding of $350 million to $355 million will be required to complete the Capital Improvement Program. As of January 31, 1996, the Company had commitments for refinery construction and maintenance of approximately $121 million. Additional funds

EXCERPTED FROM THE TRANSITION REPORT ON FORM 10-K OF TARC FOR THE SIX MONTHS ENDED JANUARY 31, 1996 (AS USED HEREIN, THE TERM "COMPANY" REFERS TO TARC,
 CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS
  ATTRIBUTED TO SUCH TERMS IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)
necessary to complete the Capital Improvement Program may be provided from (i) the sale of additional shares of TransTexas common stock held by the Company,
(ii) the sale of common stock of the Company, (iii) equity investments in the Company (including the sale of preferred stock of the Company to TEC, funded by the sale of TransTexas common stock held by TEC), (iv) capital contributions by TransAmerican, or (v) other sources of financing, the access to which could require the consent of the holders of the TARC Notes. There is no assurance that sufficient funds will be available from these sources or upon terms acceptable to the Company and TransAmerican. The Company anticipates completing this financing on a timely basis; however, if this financing is not available or if significant engineering problems, work stoppages or cost overruns occur, the Company likely will not be able to complete and test Phase I of the Capital Improvement Program by February 15, 1997. Under the Indenture, the failure of the Company to complete and test Phase I by February 15, 1997 (subject to extension to August 15, 1997 if certain financial coverage ratios are met) would constitute an event of default at such date.

  The Company and the South Louisiana Port Commission ("Port Commission") have reached an agreement in principle which would allow for the issuance of approximately $75 million in Port Commission tax exempt bonds, the proceeds of which may be used to construct tank storage facilities, docks and air and waste water treatment facilities for the Company's FCC Unit. The air and waste water treatment facility are included in the Capital Improvement Program; however, the issuance of the tax exempt bonds could provide an alternate source of financing for the construction of such facilities. The Port Commission would own the facilities built with the proceeds of the bonds, and the Company would operate the facilities pursuant to a long-term (30-year) lease. There can be no assurance that the issuance of the tax-exempt bonds, which may require the consent of the holders of the TARC Notes, will occur.

  The Company has incurred losses and negative cash flow from operations as a result of limited refining operations which did not cover the fixed costs of maintaining the refinery, increased working capital requirements and losses on refined product sales due to product financing costs and low margins. Based on recent refining margins, projected levels of operations and debt service requirements, such negative cash flows are likely to continue. In order to operate the refinery and service its debt, the Company must raise debt or equity capital in addition to the funds required to complete the Capital Improvement Program. TransAmerican, TEC or the Company may sell securities to raise funds for additional working capital. There is no assurance that additional capital will be available.

  Without additional funding to complete Phase I of the Capital Improvement Program and to provide working capital for operations and debt service, there is substantial doubt about the Company's continued existence. If the Company
(i) does not complete the Capital Improvement Program timely, (ii) incurs significant cost overruns, (iii) does not ultimately achieve profitable operations, or (iv) ceases to continue operations, the Company's investment in the refinery may not be recovered. The financial statements do not include any adjustments for such uncertainties.

  A change of control or other event that results in deconsolidation of the Company from TransAmerican's consolidated group for federal income tax purposes could result in the acceleration of payment of a substantial amount of federal income taxes by TransAmerican. Each member of a consolidated group filing a consolidated federal income tax return is severally liable for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, the Company, or other members may be required to pay the tax. A decision by TEC or the Company to sell TransTexas shares could result in deconsolidation of TransTexas for tax purposes. The tax liability to TransAmerican at January 31, 1996 which would result from deconsolidation is estimated to be approximately $45 million.

EXCERPTED FROM THE TRANSITION REPORT ON FORM 10-K OF TARC FOR THE SIX MONTHS ENDED JANUARY 31, 1996 (AS USED HEREIN, THE TERM "COMPANY" REFERS TO TARC,
 CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS
  ATTRIBUTED TO SUCH TERMS IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)

  The Company enters into financing arrangements in order to maintain an available supply of feedstocks. Typically, the Company enters into an agreement with a third party to acquire a cargo of feedstock which is scheduled to be delivered to the Company's refinery. The Company pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and the Company commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. The Company also places margin deposits with the third party to permit the third party to hedge its price risk. The Company purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery is not operating, these cargos may be sold on the spot market. During the six months ended January 31, 1996, approximately 0.5 million barrels of feedstocks with a cost of $8.8 million were sold by a third party on the spot market prior to delivery to the Company without a material gain or loss to the Company.

  In March 1996, the Company entered into a processing agreement with a third party for the processing of various feedstocks at the refinery. The Company is required to pay all costs for feedstock acquisition, transportation, processing and inspections plus a commission for each barrel processed. The Company is entitled to a processing fee based on the margin after all costs, if any, earned by the third party on the sale of refined products. This agreement provides for the Company to process approximately 1.1 million barrels of feedstock. In April 1996, the Company entered into a similar processing agreement with another third party.

  Environmental compliance and permitting issues are an integral part of the capital expenditures in the Capital Improvement Program. During the next three fiscal years the Company does not expect to incur significant expenses for environmental compliance in addition to the amounts included in the Capital Improvement Program. There is no assurance, however, that costs incurred to comply with environmental laws will not have a material adverse effect on the Company's future results of operations, cash flows or financial condition. The Company also has contingent liabilities with respect to litigation matters as more fully described in Note 11 of Notes to Financial Statements.

  On December 13, 1995, litigation with Frito-Lay, Inc. was settled. The Company intends to pay $2.5 million to Frito-Lay, Inc. during fiscal year 1997 in accordance with the Tax Allocation Agreement and other relevant documents.

INFLATION AND CHANGES IN PRICES

  The Company's revenues and feedstock costs have been and will continue to be affected by changes in the prices of petroleum and petroleum products. The Company's ability to obtain additional capital is also substantially dependent on refined product prices and refining margins, which are subject to significant seasonal, cyclical and other fluctuations that are beyond the Company's control.

  From time to time, the Company enters into futures contracts, options on futures, swap agreements and forward sale agreements for crude and refined products intended to protect against a portion of the price risk associated with price declines from holding inventory of feedstocks and refined products, or for fixed price purchase commitments. The Company's policy is not to enter into fixed price or other purchase commitments in excess of anticipated processing requirements. The Company believes that these current and anticipated futures transactions do not and will not constitute speculative trading as specified under and prohibited by the Indenture.

EXCERPTED FROM THE TRANSITION REPORT ON FORM 10-K OF TARC FOR THE SIX MONTHS ENDED JANUARY 31, 1996 (AS USED HEREIN, THE TERM "COMPANY" REFERS TO TARC,
 CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS
  ATTRIBUTED TO SUCH TERMS IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)

FORWARD-LOOKING STATEMENTS

  Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. Words such as "anticipates," "expects," "believes" and "likely" indicates forward-looking statements. The Company's management believes that its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include the Company's success in raising additional capital to complete the Capital Improvement Program as scheduled, engineering problems, work stoppages, cost overruns, fluctuations in the commodity prices for petroleum, petroleum products, casualty loss and refined products, conditions in the equity and capital markets and competition.

RECENTLY ISSUED PRONOUNCEMENT

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company plans to adopt the requirements of SFAS 121 during fiscal 1997 and does not believe initial adoption will have a material impact on its financial statements. See Note 2 to the Notes to Financial Statements included elsewhere herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

 10.1  --Note Purchase Agreement, dated as of May 10, 1996, among TransTexas
        Gas Corporation, TCW Shared Opportunity Fund II, L.P. and Jefferies &
        Company, Inc.
 10.2  --Master Swap Agreement, dated June 6, 1996, between TransTexas Gas
        Corporation and AIG Trading Corporation.
 10.3  --Purchase Agreement, dated January 30, 1996, between TransTexas Gas
        Corporation and Sunflower Energy Finance Company.
 10.4  --Production Payment Conveyance, executed on January 30, 1996, from
        TransTexas Gas Corporation to Sunflower Energy Finance Company.
 10.5 --First Supplement to Purchase Agreement, dated as of February 12, 1996, among TransTexas Gas Corporation, Sunflower Energy Finance Company and
        TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
 10.6  --First Supplement to Production Payment Conveyance, executed February
        12, 1996, among TransTexas Gas Corporation, Sunflower Energy Finance
        Company and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
 10.7  --Purchase Agreement, dated May 14, 1996, among TransTexas Gas
        Corporation, TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
        and Sunflower Energy Finance Company.
 10.8  --Production Payment Conveyance, executed May 14, 1996, from TransTexas
        Gas Corporation to TCW Portfolio No. 1555 DR V Sub-Custody Partnership,
        L.P. and Sunflower Energy Finance Company.
 15.1 --Letter of Independent Accountants regarding awareness of incorporation by reference.
 27.1  --Financial Data Schedule.

  (b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the three months ended April 30, 1996.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial and accounting officer.

                                          TRANSTEXAS GAS CORPORATION
                                                 (Registrant)

June 14, 1996                                /s/ Edwin B. Donahue
                                          By:__________________________________
                                             Edwin B. Donahue, Vice President
                                             and Chief Financial Officer

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                  EXHIBITS
 -------                                --------
  10.1   --Note Purchase Agreement, dated as of May 10, 1996, among TransTexas
          Gas Corporation, TCW Shared Opportunity Fund II, L.P. and Jefferies &
          Company, Inc.
  10.2   --Master Swap Agreement, dated June 6, 1996, between TransTexas Gas
          Corporation and AIG Trading Corporation.
  10.3   --Purchase Agreement, dated January 30, 1996, between TransTexas Gas
          Corporation and Sunflower Energy Finance Company.
  10.4   --Production Payment Conveyance, executed on January 30, 1996, from
          TransTexas Gas Corporation to Sunflower Energy Finance Company.
  10.5   --First Supplement to Purchase Agreement, dated as of February 12,
          1996, among TransTexas Gas Corporation, Sunflower Energy Finance
          Company and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
  10.6   --First Supplement to Production Payment Conveyance, executed February
          12, 1996, among TransTexas Gas Corporation, Sunflower Energy Finance
          Company and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
  10.7   --Purchase Agreement, dated May 14, 1996, among TransTexas Gas
          Corporation, TCW Portfolio No. 1555 DR V Sub-Custody Partnership,
          L.P. and Sunflower Energy Finance Company.
  10.8   --Production Payment Conveyance, executed May 14, 1996, from
          TransTexas Gas Corporation to TCW Portfolio No. 1555 DR V Sub-Custody
          Partnership, L.P. and Sunflower Energy Finance Company.
  15.1   --Letter of Independent Accountants regarding awareness of incorporation by reference.
   27    --Financial Data Schedule