Form 10-Q
period 1996-07-31
TRANSTEXAS GAS CORP
filed 1996-09-16
CIK 904977

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 1996

                         Commission File Number 1-12204


                        -------------------------------


                           TRANSTEXAS GAS CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           76-0401023
  (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                            Identification No.)

       1300 EAST NORTH BELT
              SUITE 310
           HOUSTON, TEXAS                                     77032
(Address of principal executive offices)                   (Zip Code)


                                 (713) 987-8600
              (Registrant's telephone number, including area code)


                        -------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X           No        .
                                               -------           -------

         The number of shares of common stock of the registrant outstanding on September 16, 1996 was 74,000,000.


================================================================================

                           TRANSTEXAS GAS CORPORATION

                               TABLE OF CONTENTS




                                                                                                                     Page
                                                                                                                     ----
                                                         PART I.
                                                  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Report of Independent Accountants                                                                             2

          Condensed Consolidated Balance Sheet as of July 31, 1996 and January 31, 1996                                 3

          Condensed Consolidated Statement of Operations for the three and six months ended
             July 31, 1996 and 1995                                                                                     4

          Condensed Consolidated Statement of Cash Flows for the six months ended
             July 31, 1996 and 1995                                                                                     5

          Notes to Condensed Consolidated Financial Statements                                                       6-19

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                                          20-28





                                                         PART II.
                                                    OTHER INFORMATION

Item 1 and Item 5                                                                                                      29

Item 6                                                                                                                 37

Signature                                                                                                              38

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of TransTexas Gas Corporation

We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation as of July 31, 1996, the related condensed consolidated statement of operations for the three and six months ended July 31, 1996 and 1995 and cash flows for the six months ended July 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
September 16, 1996

                           TRANSTEXAS GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (In thousands of dollars, except share amounts)
                                  (Unaudited)

                                                                              July 31,       January 31,
                                                                                1996            1996
                                                                            -----------      ----------
                                                 ASSETS
Current assets:
  Cash and cash equivalents                                                 $    41,763      $   11,248
  Interest reserve account                                                       46,000          46,000
  Accounts receivable                                                            39,212          36,251
  Receivable from affiliates                                                      4,433           3,697
  Inventories                                                                    16,999          11,421
  Other current assets (Note 3)                                                  34,960          50,821
                                                                            -----------      ----------
    Total current assets                                                        183,367         159,438
                                                                            -----------      ----------
Property and equipment                                                        2,082,693       2,008,068
Less accumulated depreciation, depletion and amortization                     1,358,408       1,292,728
                                                                            -----------      ----------

  Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $145,135 and
    $136,360 was excluded from amortization at July 31, 1996
    and January 31, 1996, respectively.                                         724,285         715,340
                                                                            -----------      ----------
Due from affiliates (Note 10)                                                    22,765          11,653
Other assets, net                                                                14,197          37,203
                                                                            -----------      ----------
                                                                            $   944,614      $  923,634
                                                                            ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Current maturities of long-term debt                                      $     4,439      $    1,335
  Accounts payable                                                               23,505          39,745
  Accrued liabilities                                                            82,209          74,756
                                                                            -----------      ----------
    Total current liabilities                                                   110,153         115,836
                                                                            -----------      ----------

Long-term debt, less current maturities                                           7,393           2,541
Due to affiliates                                                                12,093              --
Production payment                                                                   --          31,036
Senior secured notes                                                            800,000         800,000
Revolving credit agreement                                                        7,948          20,365
Deferred revenue                                                                 75,384          32,850
Deferred income taxes                                                            29,012          40,256
Other liabilities                                                                16,974          35,190

Commitments and contingencies (Note 2)                                               --              --

Stockholders' deficit:
  Common stock, $0.01 par value, authorized 100,000,000
  shares, issued and outstanding 74,000,000 shares                                  740             740
  Capital deficit                                                              (129,524)       (107,040)
  Retained earnings (accumulated deficit)                                        26,441         (48,140)
                                                                            -----------      ----------
                                                                               (102,343)       (154,440)
  Less: Advances to affiliates                                                  (12,000)             --
                                                                            -----------      ----------
    Total stockholders' deficit                                                (114,343)       (154,440)
                                                                            -----------      ----------
                                                                            $   944,614      $  923,634
                                                                            ===========      ==========

    See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (In thousands of dollars, except share amounts)
                                  (Unaudited)



                                                               Three Months Ended             Six Months Ended
                                                                     July 31,                     July 31,
                                                            --------------------------   --------------------------
                                                                1996          1995           1996          1995
                                                            -----------   ------------   -----------    -----------
Revenues:
  Gas, condensate and natural gas liquids                   $    77,899   $     68,441   $   157,701    $   132,323
  Transportation                                                  8,675          8,736        16,870         17,626
  Gains on sale of assets                                            --             --         7,762             --
  Other                                                             158            177           357            233
                                                            -----------   ------------   -----------    -----------
    Total revenues                                               86,732         77,354       182,690        150,182
                                                            -----------   ------------   -----------    -----------

Costs and expenses:
  Operating                                                      25,048         21,208        52,486         40,667
  Depreciation, depletion and amortization                       31,446         28,747        61,545         59,619
  General and administrative                                     12,350         13,666        19,789         19,340
  Taxes other than income taxes                                   7,192          3,859        12,376          7,750
  Litigation settlement                                         (96,000)            --       (96,000)            --
                                                            -----------   ------------   -----------    -----------
    Total costs and expenses                                    (19,964)        67,480        50,196        127,376
                                                            -----------   ------------   -----------    -----------
    Operating income                                            106,696          9,874       132,494         22,806
                                                            -----------   ------------   -----------    -----------

Other income (expense):
  Interest income                                                   790          1,332         1,924          1,799
  Interest expense, net                                         (29,763)       (23,213)      (52,049)       (38,537)
                                                            -----------   ------------   -----------    -----------
    Total other income (expense)                                (28,973)       (21,881)      (50,125)       (36,738)
                                                            -----------   ------------   -----------    -----------

    Income (loss) before income taxes                            77,723        (12,007)       82,369        (13,932)

Income taxes (benefit)                                            6,162         (4,203)        7,788         (2,284)
                                                            -----------   ------------   -----------    -----------

    Income (loss) before extraordinary item                      71,561         (7,804)       74,581        (11,648)
Extraordinary item - loss on early extinguishment of debt,
   net of tax                                                        --        (56,637)           --        (56,637)
                                                            -----------   ------------   -----------    -----------

    Net income (loss)                                       $    71,561   $    (64,441)  $    74,581    $   (68,285)
                                                            ===========   ============   ===========    ===========

Net income (loss) per share:
     Income (loss) before extraordinary item                $      0.97   $      (0.10)  $      1.01    $     (0.15)
     Extraordinary item                                              --          (0.77)           --          (0.77)
                                                            -----------   ------------   -----------    -----------
                                                            $      0.97   $      (0.87)  $      1.01    $     (0.92)
                                                            ===========   ============   ===========    ===========

Weighted average number of shares outstanding                74,000,000     74,000,000    74,000,000     74,000,000
                                                            ===========   ============   ===========    ===========




     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands of dollars)
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                        July 31,
                                                                            -------------------------------
                                                                               1996                1995
                                                                            ------------       ------------
Operating activities:
  Net income (loss)                                                         $    74,581        $   (68,285)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Extraordinary item                                                              --             56,637
     Depreciation, depletion and amortization                                    61,545             59,619
     Amortization of debt issue costs                                             6,999              2,263
     Gains on sale of assets                                                     (7,762)                --
     Deferred income taxes                                                      (11,244)             6,679
     Proceeds from volumetric production payments                                58,621                 --
     Amortization of deferred revenue                                           (16,087)                --
     Changes in assets and liabilities:
       Accounts receivable                                                       (2,961)             7,256
       Receivable from affiliates                                                  (736)               108
       Inventories                                                               (5,578)               (44)
       Other current assets                                                      19,039             (3,009)
       Accounts payable                                                          (1,260)           (17,827)
       Accrued liabilities                                                       (3,637)           (17,577)
       Due from affiliates                                                      (11,519)           (12,252)
       Other assets                                                              (2,221)              (679)
       Other liabilities                                                        (16,452)             7,091
                                                                            -----------         ----------
            Net cash provided by operating activities                           141,328             19,980
                                                                            -----------         ----------
Investing activities:
  Capital expenditures                                                         (129,767)          (162,914)
  Proceeds from sales of assets                                                  69,971                 --
  Advances to affiliates                                                         (9,500)                --
  Deposits to interest reserve account                                          (46,000)           (44,722)
  Withdrawals from interest reserve account                                      46,000                 --
  Production payment by affiliate                                                    --              3,547
                                                                            -----------        -----------
            Net cash used by investing activities                               (69,296)          (204,089)
                                                                            -----------        -----------
Financing activities:
  Issuance of dollar-denominated production payment                                  --             49,500
  Repayments of dollar-denominated production payment                           (32,800)            (7,866)
  Issuance of long-term debt                                                     25,000             10,000
  Principal payments on long-term debt                                          (17,044)           (20,000)
  Issuance of senior secured notes                                                   --            800,000
  Retirement of senior secured notes                                                 --           (542,500)
  Debt issue costs                                                               (4,256)           (14,458)
  Revolving credit agreement, net                                               (12,417)            (8,701)
                                                                            -----------        -----------
            Net cash provided (used) by financing activities                    (41,517)           265,975
                                                                            -----------        -----------
            Increase in cash and cash equivalents                                30,515             81,866
Beginning cash and cash equivalents                                              11,248                819
                                                                            -----------        -----------
Ending cash and cash equivalents                                            $    41,763        $    82,685
                                                                            ===========        ===========
Noncash operating and investing activities:
     Accounts payable for property and equipment                            $   (14,980)       $        --





     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 1.     GENERAL

         The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to the prior year period to conform to the current period presentation. Unless the context indicates otherwise, the term "Company" refers to TransTexas Gas Corporation and its wholly-owned subsidiaries, TransTexas Transmission Corporation ("TTC") and TransTexas Exploration Corporation ("TTEX"). The Company is indirectly a subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican"). Interim results of operations are not necessarily indicative of the results that may be expected for the year ending January 31, 1997. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Transition Report on Form 10-K for the transition period ended January 31, 1996.

LIQUIDITY

         A primary source of funds to meet the Company's debt service and capital requirements is net cash flow provided by operating activities, which is extremely sensitive to the prices the Company receives for its natural gas. The Company has entered into hedge agreements to reduce its exposure to price risk in the spot market for natural gas. However, a substantial portion of the Company's production will remain subject to such price risk. Additionally, significant capital expenditures are required for drilling and development, lease acquisitions, pipeline and other equipment additions. Since July 31, 1995, the Company has utilized asset sales and various financings, in addition to cash flow from operating activities, to meet its working capital requirements. The Company anticipates that it will utilize additional financing or sales of assets, as allowed by the indenture governing the Company's senior secured notes (the "Indenture"), to fund planned levels of operations through January 1997. No assurance, however, can be given that the Company's cash flow from operating activities will be sufficient to meet planned capital expenditures, contingent liabilities, and debt service in the future.

         On July 2, 1996, the Company consummated the sale, effective as of May 1, 1996, of producing properties in Zapata County, Texas for consideration of approximately $62 million. On June 17, and August 13, 1996, the Company consummated the sales, effective as of February 1, 1996, of certain other producing properties in Webb County, Texas for consideration of approximately $9.95 million and $21.5 million, respectively. The purchase price for each of the properties discussed above was or is subject to adjustment for gas sales between the effective date and the closing date. The Company retained or will retain the proceeds of all such gas sales.

         The Company has engaged an investment banking firm to assist in the potential sale or sale-leaseback of all or a portion of the Company's pipeline system. The Company has also engaged an investment banking firm to assist in the sale of its interest in the Lodgepole area. On August 29, 1996, the Company announced that it has engaged two investment banking firms to assist in the sale of the Company's remaining Lobo Trend producing properties in Webb and Zapata counties, Texas, and associated undeveloped acreage. If such sale is consummated, the Company intends to use the proceeds, along with proceeds from any sales of its pipeline system and Lodgepole area properties, for general corporate purposes and a possible repurchase of the Notes.

         On June 28, 1996, the Company consummated a settlement of litigation pursuant to which the Company and another plaintiff received approximately $125 million. The Company's share of the settlement proceeds was $96 million.

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


RECENTLY ISSUED PRONOUNCEMENT

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company's pipeline assets are within the scope of SFAS No.
121. The Company adopted the requirements of SFAS No. 121, as of February 1, 1996. Based on the Company's estimates as of July 31, 1996, there have been no events or circumstances that require the recognition of an impairment loss.
Gas and oil properties accounted for under the full cost method continue to be subject to a ceiling test limitation on capitalized costs specified by Securities and Exchange Commission regulations.


 2.      COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

         As part of the transfer of the natural gas exploration, production and transmission businesses of TransAmerican to the Company (the "Transfer"), the Company has succeeded to the potential liability, if any, of TransAmerican and certain subsidiaries in connection with the lawsuits described below. The Company has assumed liability for the proceeding described in Note 8 under "Ginther/Warren" and liability for other litigation up to $15 million plus the difference, if any, between $10 million and the costs (if less than $10 million) incurred to resolve the disputed claims. Pursuant to an agreement among the Company, TransAmerican and certain of its subsidiaries, as amended (the "Transfer Agreement"), TransAmerican has agreed to indemnify the Company against all losses incurred by the Company in excess of $25 million in connection with (a) disputed claims in TransAmerican's bankruptcy and (b) other litigation assumed by the Company and other agreements related to TransAmerican's plan of reorganization (other than settlements and judgments paid from escrowed cash established in connection with TransAmerican's plan of reorganization). Effective with the settlement of the Terry/Penrod litigation described in Note 8, TransAmerican will be required to indemnify the Company for all future losses incurred in connection with litigation or bankruptcy claims assumed in the Transfer. Any indemnification payments received from TransAmerican for which the Company is the primary obligor will be considered a contribution of capital. There can be no assurance that TransAmerican will have the financial ability to meet all of its indemnification obligations.

     FINKELSTEIN.   On  April  15,  1990,  H.S. Finkelstein  filed suit against
TransAmerican in the 49th Judicial District Court, Zapata County, Texas, alleging that TransAmerican failed to pay royalties and improperly marketed oil and gas produced from certain leases. On September 27, 1994, the plaintiff added the Company as an additional defendant. On January 6, 1995, a judgment against TransAmerican and the Company was entered for approximately $18 million in damages, interest and attorneys' fees. The Company and TransAmerican posted a supersedeas bond and appealed the judgment to the Fourth Court of Appeals, San Antonio, Texas. The Fourth Court of Appeals affirmed the judgment on April 3, 1996. The Company and TransAmerican filed a motion for rehearing. On August 14, 1996, the Fourth Court of Appeals reversed the trial court judgment and rendered judgment in favor of TransAmerican and the Company. On August 29, 1996, the plaintiff filed a motion for stay and a motion for rehearing with the court.

     On April 22, 1991, the plaintiff filed a separate suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiff and seeking damages in an unspecified amount. On November 18, 1993, the

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


plaintiff added the Company as an additional defendant. The parties have agreed to binding arbitration in this matter, which is set for January 6, 1997.

     COASTAL. On October 28, 1991, Coastal filed an action against TransAmerican that was consolidated in the 49th Judicial District Court, Webb County, Texas, alleging breach of contract and tortious interference related to two gas sales contracts and a transportation agreement, seeking unspecified actual and punitive damages and injunctive relief. On April 22, 1994, the court entered a judgment adverse to TransAmerican and the Company requiring them to pay $1.3 million plus $0.7 million in attorney's fees to Coastal. On May 29, 1996, the Court of Appeals affirmed the judgments. TransAmerican and the Company continue to appeal this judgment. Coastal has abstracted the judgment in Webb and Zapata Counties. While this matter is being judicially resolved, the Company is continuing to furnish gas to Coastal.

     ALAMEDA. On May 22, 1993, Alameda Corporation ("Alameda") sued TransAmerican and John R. Stanley in the 215th Judicial District Court of Harris County, Texas, claiming that TransAmerican failed to account to Alameda for a share of the proceeds TransAmerican received in a settlement during 1990 of litigation with El Paso Natural Gas Company ("El Paso") and that TransAmerican has been unjustly enriched by its failure to share these proceeds with Alameda. The court granted Mr. Stanley's motion for summary judgment. On September 20, 1995, the jury rendered a verdict in favor of TransAmerican. Alameda has appealed to the Fourteenth Court of Appeals.

     ASPEN. TransAmerican brought suit, in the 215th Judicial District Court, Harris County, Texas, on September 29, 1993, against Aspen Services, Inc. ("Aspen"), seeking an audit and accounting of drilling costs that Aspen had charged while providing drilling services to TransAmerican. The parties' drilling agreement provided, among other things, that Aspen would receive payment for its drilling-related costs from the production and sale of gas from the wells that were drilled, and that the revenues that TransAmerican would otherwise receive from the wells would be reduced by the amounts received by Aspen. Aspen, under provisions of the parties' drilling agreement, requested that TransAmerican's audit be made subject to arbitration, and the court agreed. While the audit was in progress, Aspen asserted additional costs that it contended should be added to the production payment account. One category of such costs, relating to overhead expenses, amounted to approximately $2.6 million. On July 31, 1996, the arbitrators issued a decision in which they rejected all of Aspen's overhead charges, and accepted and rejected various charges contested by TransAmerican with the net result of a credit in TransAmerican's favor of approximately $80,000. Aspen also filed, in the court proceeding, on July 19, 1995, a counterclaim and third party claim against TransAmerican, the Company, and affiliated entities, asserting, among other things, that these entities failed to make certain payments and market gas from these wells. Aspen is seeking damages in an unspecified amount, as well as certain equitable claims. The Company and its affiliates are vigorously contesting this claim. The parties' drilling contract was not transferred to the Company in the Transfer. The properties relating to the drilling contract, however, were transferred to the Company. TransAmerican is entitled to any settlement or damages awarded to it in this matter.

     KATHRYN M. On June 8, 1995, Kathryn M., Inc., et al., filed suit against TransAmerican in the 333rd Judicial District Court (subsequently transferred to the 334th Judicial District Court), Harris County, Texas, alleging that the plaintiffs, as nonparticipating royalty interest owners in the La Perla Ranch leases, are entitled to receive a portion of the settlement proceeds received
by TransAmerican from El Paso.   On April 16, 1996, the Zimmerman Group and the
Curran Trust intervened, making the same claims as the Mosbacher children.
TransAmerican  filed its motion for summary judgment.    Plaintiffs also filed
a motion for partial summary judgment based on the Finkelstein case. On August 2, 1996, the court denied TransAmerican's motion and plaintiff's motion. Trial is set for January 27, 1997.

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


     MCNAMARA. On June 28, 1996, the Company consummated a settlement of litigation with Tennessee Gas Pipeline Company ("Tennessee") that was filed on October 14, 1993 in the 244th Judicial District Court of Ector County, Texas ("Tennessee lawsuit") pursuant to which the Company and another Plaintiff (ICA Energy, Inc.) received approximately $125 million from Tennessee. The Company's share of the settlement proceeds was $96 million. On July 2, 1996, John McNamara, Jr. et al. ("The Hubberd Trusts") filed a new suit against the Company in the 241st District Court of Webb County, Texas asserting that the Company had breached its duties to The Hubberd Trusts under certain oil and gas leases and that the Company owed The Hubberd Trusts 25% of the gross settlement proceeds, or approximately $31.25 million. However, in August of 1995, The Hubberd Trusts had already intervened in the Tennessee lawsuit wherein The Hubberd Trusts asserted the exact same claims as those asserted in the 241st District Court proceeding. Accordingly, the Company has already denied any liability to The Hubberd Trusts and counterclaimed that The Hubberd Trusts are not due any portion of the settlement proceeds received in the Tennessee lawsuit. On July 5, 1996, the Company filed a plea-in-abatement requesting that the 241st District Court proceeding be dismissed based upon the dominant jurisdiction that already existed in the Tennessee lawsuit. On July 15, 1996, the Court in the Tennessee lawsuit issued a temporary injunction granting the Company's request that The Hubberd Trusts be prevented and enjoined from pursuing their claims relating to the Tennessee settlement proceeds in the 241st District Court. The Hubberd Trusts have filed their notice of appeal to this temporary injunction.

     BRIONES. In an arbitration proceeding, Jesus Briones, a lessor, claimed that one of the Company's wells on adjacent lands had been draining natural gas from a portion of his acreage leased to the Company on which no well had been drilled. On October 31, 1995, the Arbitrator decided that drainage had occurred. On June 3, 1996, the Arbitrator issued a letter indicating that drainage damages would be awarded to Briones in the amount of approximately $1.4 million. The Arbitrator entered his award of damages on June 27, 1996.
On July 3, 1996, the Company filed a petition in the 49th Judicial District, Zapata County, Texas, to vacate the Arbitrator's award.

     FROST. On November 10, 1994, Frost National Bank filed suit against the Company in the 111th Judicial District Court, Webb County, Texas, seeking a declaratory judgment determination that the Company failed to properly and accurately calculate royalties under a lease. Plaintiff has demanded $10 million plus interest. This litigation is in the discovery stage.

     GENERAL. The Company is also a named defendant in other ordinary course, routine litigation incidental to its business. Although the outcome of these other lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position. At July 31, 1996, the possible range of estimated losses related to all of the claims described in this Note 2 in addition to the estimates accrued by the
Company is $0 to $62 million.   The resolution in any reporting period of one or
more of these matters in a manner adverse to the Company could have a material impact on the Company's results of operations and cash flows for that period. Litigation expense, including legal fees, totaled approximately $6 million and $8 million for the quarters ended July 31, 1996 and 1995, respectively and approximately $7 million and $9 million for the six months ended July 31, 1996
and 1995, respectively.   The Company has delivered letters of credit and placed
into escrow cash, which letters of credit and cash total approximately $21.1 million, to be applied to certain of the litigation claims described above.

    ENVIRONMENTAL MATTERS

     The Company's operations and properties are subject to extensive federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


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

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


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

     The Company and MidCon Texas Pipeline Corp. entered into a long-term gas purchase contract on January 10, 1996, under which the Company is required to deliver a total of 100,000 MMBtu per day to four specified delivery points for a period of five years. The purchase price is determined by an industry index less $0.09 per MMBtu. Deliveries commenced September 1, 1996.

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

     In September 1996, the Company sold to an unaffiliated third party a term royalty in the form of a dollar- denominated production payment in certain of the Company's properties for proceeds of $13.5 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16.0% annual interest rate on the unpaid portion of such primary sum.

    LETTER OF CREDIT

     In January 1996, the Company entered into a reimbursement agreement with an unaffiliated third party pursuant to which the third party caused a $20 million letter of credit to be issued to collateralize a supersedeas bond on behalf of the Company in a legal proceeding. Prior to this transaction, the supersedeas

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


bond had been collateralized by other letters of credit. These letters of credit were collateralized by $20 million in cash, which was released to the Company. If there is a draw under the letter of credit, the Company is required to reimburse the third party within 60 days. The Company has agreed to issue up to 8.6 million shares of common stock of the Company to the third party if this contingent obligation to such third party becomes fixed and remains unpaid for 60 days. The Company does not believe that this contingency will occur. If the obligation becomes fixed, and alternative sources of capital are not available, the Company could elect to sell shares of the Company's common stock prior to the maturity of the obligation and use the proceeds of such sale to repay the third party.

    POSSIBLE FEDERAL TAX LIABILITY

     Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions of the Internal Revenue Code of 1986, as amended ("COD Exclusion"). TransAmerican expects that its tax attributes (including its net operating loss and credit carryforwards) will be substantially reduced as a consequence of the COD Exclusion. Although the Company believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness, due to factual and legal uncertainties there can be no assurance that the IRS will not challenge this position, or that the Company's position would be upheld. Under an agreement between the Company, TransAmerican and certain of TransAmerican's subsidiaries (the "Tax Allocation Agreement") the Company has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Pursuant to the Tax Allocation Agreement, any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican.

    POTENTIAL EFFECTS OF A CHANGE OF CONTROL

     The Indenture provides that, upon the occurrence of a Change of Control (as such term is defined in the Indenture), each holder of the Notes will have the right to require the Company to repurchase such holder's Notes at 101% of the principal amount thereof plus accrued and unpaid interest. A Change of Control would be deemed to occur under the Indenture in the case of certain changes or other events in respect of the ownership or control of the Company, including any circumstance pursuant to which any person or group, other than John R. Stanley and his wholly-owned subsidiaries or the trustee under the indenture governing $440 million aggregate principal amount of mortgage notes (the "TARC Notes") of TransAmerican Refining Corporation ("TARC"), is or becomes the beneficial owner of more than 50% of the total voting power of the Company's then outstanding voting stock, unless the Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of the Company that do not constitute a Change of Control under the Indenture may result in a "change of control" of the Company under the terms of the Company's credit facility (the "BNY Facility") and certain equipment financing. Such an occurrence could create an obligation for the Company to repay such other indebtedness. At July 31, 1996, the Company had approximately $16.5 million of indebtedness (excluding the Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the Indenture or a "change of control" under the terms of other outstanding

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


indebtedness, there can be no assurance that the Company will have sufficient funds to satisfy any such payment obligations.

     TARC owns and operates a large petroleum refinery in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. TARC's refinery was shut down in January 1983 and is currently partially operational. TARC is engaged in a two-phase capital improvement program designed to reactivate the refinery and increase its complexity. In February 1995, TARC issued the TARC Notes that were initially collateralized by, among other things, 55 million shares of the Company's common stock (the "Common Stock"). In March 1996, TARC sold 4.55 million shares of Common Stock to provide additional financing for the capital improvement program. TARC's Quarterly Report on Form 10-Q for the three months ended April 30, 1996, indicates that TARC will require substantial additional financing over the course of the remaining construction period to complete the capital improvement program. TARC has advised the Company that if this financing is not available on a timely basis, or if significant engineering problems, work stoppages, cost overruns or delays occur, TARC likely will not be able to complete the first phase of the capital improvement program by February 15, 1997. TARC has further advised the Company that, if required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult.
Under the indenture governing the TARC Notes, the failure of TARC to complete the first phase of its capital improvement program by February 15, 1997 (subject to extension to August 15, 1997 if certain financial coverage ratios are met) would constitute an event of default at such date. Any such event of default could result in the sale, following the occurrence of such event of default, of some or all of the remaining 50.45 million shares of Common Stock pledged to collateralize the TARC Notes. A foreclosure on such shares would constitute a "change of control" of the Company under the BNY Facility and certain equipment financing, which may create an obligation for the Company to repay amounts outstanding thereunder, but would not constitute a Change of
Control under the Indenture.   A sale of such shares following a foreclosure
could result in a Change of Control under the Indenture.

        The Company has significant contingent liabilities, including liabilities with respect to litigation matters as described above, indemnification obligations relating to certain tax benefit transfer sale-leaseback transactions and other obligations assumed in the Transfer. In addition, a change of control or other event that results in deconsolidation of the Company and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to the Company in one reporting period, could have a material adverse effect on the Company's cash flow or operations for that period. Although the outcome of these contingencies or the probability of the occurrence of these contingencies cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position.


 3.  OTHER CURRENT ASSETS

     The major components of other current assets are as follows (in thousands of dollars):

                                                                  July 31,       January 31,
                                                                   1996             1996
                                                                ----------       -----------
     Prepayments:
       Trade                                                   $     4,053       $     2,394
       Drilling                                                      1,316             2,070
       Insurance                                                     2,069             1,430
     Properties held for sale                                           --             6,000
     Restricted cash                                                    --             7,368
     Settlement values of commodity price swap agreements           27,215            31,317
     Other                                                             307               242
                                                               -----------       -----------
                                                               $    34,960       $    50,821
                                                               ===========       ===========

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


 4.  ACCRUED LIABILITIES

     The major components of accrued liabilities are as follows (in thousands of dollars):

                                                                 July 31,          January 31,
                                                                  1996               1996
                                                               ----------         ------------
     Royalties                                                 $  11,732          $    9,793
     Taxes other than income taxes                                10,771               2,733
     Accrued interest                                             11,756              11,756
     Payroll                                                       4,469               4,832
     Litigation settlements                                          694               7,053
     Settlement values of commodity price swap agreements         27,215              31,317
     Insurance                                                     3,238               1,248
     Property sales price adjustment                               6,935                  --
     Other                                                         5,399               6,024
                                                               ---------          ----------
                                                               $  82,209          $   74,756
                                                               =========          ==========


 5.  SUMMARY FINANCIAL INFORMATION

     The following summary financial information of TTC reflects its financial position as of July 31, 1996 and January 31, 1996 and its results of operations for the three and six months ended July 31, 1996 and 1995 (in thousands of dollars):

                                                                 July 31,         January 31,
                                                                  1996               1996
                                                               -----------        ----------
             ASSETS

     Total current assets                                      $    9,622         $      811
     Property and equipment, net                                   75,737             70,273
     Other assets                                                       3                  3
                                                               ----------         ----------
                                                               $   85,362         $   71,087
                                                               ==========         ==========

       LIABILITIES AND EQUITY

     Total current liabilities                                 $    7,207         $    6,191
     Total noncurrent liabilities                                  29,393             21,016
     Total equity                                                  48,762             43,880
                                                               ----------         ----------
                                                               $   85,362         $   71,087
                                                               ==========         ==========

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


                                                          Three Months Ended        Six Months Ended
                                                              July 31,                  July 31,
                                                        --------------------     ----------------------
                                                          1996        1995         1996         1995
                                                        ---------   --------     ---------   ----------
     Revenues                                           $  22,448   $ 22,098     $  53,601   $  44,808
     Operating expenses                                    22,111     18,730        46,090      36,711
                                                        ---------   --------     ---------   ---------
       Operating income                                       337      3,368         7,511       8,097
     Other income (expense)                                    --         --            --         (47)
                                                        ---------   --------     ---------   ---------
       Income before income taxes                             337      3,368         7,511       8,050
     Income taxes                                             118      1,179         2,629       2,818
                                                        ---------   --------     ---------   ---------
       Net income                                       $     219   $  2,189     $   4,882   $   5,232
                                                        =========   ========     =========   =========

     Operating expenses for the three and six months ended July 31, 1996 increased by approximately $3.4 million and $9.4 million, respectively, from the comparable prior year periods primarily due to increases in the spot market price of natural gas, which resulted in increases in natural gas liquids ("NGLs") and compressor fuel costs. Included in revenues for the six months ended July 31, 1996 is a gain of approximately $7.5 million on the sale of the Company's interest in the MidCon Texas pipeline and net gains on the disposition of other equipment.

     TTC conducts significant intercompany activities with TransTexas Gas Corporation and TransAmerican. Included in the results of operations of TTC are the following transactions with affiliates (in thousands of dollars).

                                                        Three Months Ended         Six Months Ended
                                                             July 31,                  July 31,
                                                       ----------------------    ----------------------
                                                          1996        1995         1996         1995
                                                       ----------   ---------    ---------   ----------
     Revenues                                          $   6,711    $  8,282     $  13,297   $  16,812
     Operating costs and expenses                         16,556      13,787        34,705      27,484

     Affiliated operating costs and expenses for the three months ended July 31, 1996 and 1995 include the cost of natural gas purchased from TransTexas Gas Corporation of approximately $11 million and $9 million, respectively. Nonaffiliated revenues include the sales of natural gas liquids and condensate extracted from this purchased gas totaling $13 million for each of the respective periods.

     Affiliated operating costs and expenses for the six months ended July 31, 1996 and 1995 include the cost of natural gas purchased from TransTexas Gas Corporation of approximately $23 million and $19 million, respectively. Nonaffiliated revenues for the respective periods include the sales of natural gas liquids and condensate extracted from this purchased gas of $27 million and $26 million.


 6.  INCOME TAXES

     Total income tax expense (benefit) differs from amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes. The items accounting for this difference are as follows (in thousands of dollars):

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


                                                        Three Months Ended          Six Months Ended
                                                            July 31,                     July 31,
                                                     ------------------------    ----------------------
                                                       1996           1995         1996         1995
                                                     ---------      ---------    ---------   ----------
     Federal income tax (benefit) at the statutory
        rate                                         $  27,203      $(24,547)    $ 28,829    $ (25,221)
     Increase (decrease) in tax resulting from:
       Tight sands credit                               (7,437)        7,842       (7,437)       7,842
       Valuation allowance                             (13,604)       13,604      (13,604)      13,604
       Other                                                --        (2,593)          --           --
                                                     ---------      --------     --------    ---------
                                                     $   6,162      $ (5,694)    $  7,788    $  (3,775)
                                                     =========      ========     ========    =========

     Total income tax expense for the three and six months ended July 31, 1995 includes the tax benefit of the extraordinary item of $1,491. Due to taxable income related to litigation settlements and asset sales, the Company's valuation allowance was reversed in the quarter ended July 31, 1996. The Company's current tax portion payable to TransAmerican totaled approximately $12 million at July 31, 1996.

DECONSOLIDATION

     TransAmerican Energy Corporation ("TEC") and TARC, both subsidiaries of TransAmerican, currently own approximately 54% and 14%, respectively, of the outstanding common stock of the Company. These shares are pledged as collateral for TARC's outstanding debt securities. TransDakota Oil Corporation ("TDOC"), another subsidiary of TransAmerican, owns 5% of the outstanding common stock of the Company, which is pledged as collateral for TDOC's debt
securities.   TDOC intends to transfer such stock to TransAmerican in September
1996, in connection with the repayment of such debt securities. TransAmerican intends to transfer such stock to TransAmerican Exploration Corporation ("TAEC"), a wholly-owned subsidiary of TransAmerican. TAEC intends to pledge such stock as collateral for debt securities to be issued by TAEC.

     Under certain circumstances, TransAmerican, TAEC, TDOC, TEC or TARC may
sell or otherwise dispose of shares of common  stock  of  the  Company.   If,
as a result of any sale or other disposition of the Company's common stock, the direct and indirect ownership of the Company by TransAmerican is less than 80% (measured by voting power and value), the Company will no longer be a member of TransAmerican's consolidated group for federal tax purposes (the "TransAmerican Consolidated Group") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement ("Deconsolidation"). Further, if TEC or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TransAmerican Consolidated Group, then a Deconsolidation of both TARC and the Company from the TransAmerican Consolidated Group would occur. For the taxable year during which Deconsolidation of the Company occurs, which would also be the final year that the Company is a member of the TransAmerican Consolidated Group, TransAmerican would recognize a previously deferred gain of approximately $266.3 million associated with the Transfer and would be required to pay federal income tax on this gain (the tax is estimated to be between $29 million and $56 million if Deconsolidation occurs in fiscal 1997 and between $24 million and $45 million if Deconsolidation occurs in fiscal 1998). This analysis is based on the Company's position that the gain from the Transfer, which occurred in 1993, was deferred under the consolidated return regulations. The deferred gain generally is being included in TransAmerican's taxable income in a manner that corresponds (as to timing and amount) with the realization by the Company of (and, thus, will be offset by) the tax benefits (i.e., additional depreciation, depletion and amortization on, or reduced gain or increased loss from a sale of, the transferred assets) arising from the additional basis. If, under the terms of the TARC Notes, it was reasonably certain when the TARC Notes were issued that a sufficient amount of the Company's stock would be disposed in the future to cause a Deconsolidation of the Company from the TransAmerican Consolidated Group, it is possible that the Deconsolidation of the

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


Company would be treated as occurring as of the date the TARC Notes were issued. However, TARC has advised the Company that it believes that when the TARC Notes were issued it was not reasonably certain that a Deconsolidation of the Company would occur in the future. Under the Tax Allocation Agreement, the Company is required to pay TransAmerican each year an amount equal to the lesser of (i) the reduction in taxes paid by the Company for such year as a result of any increase in the tax basis of assets acquired by the Company from TransAmerican that is attributable to the Transfer and (ii) the increase in taxes paid by TransAmerican for such year and all prior years attributable to gain recognized by TransAmerican in connection with the contribution of assets by TransAmerican to the Company (less certain amounts paid by the Company for all prior years). The Company estimates that if Deconsolidation occurs in fiscal 1997 or 1998, the amount reimbursed to TransAmerican would be between $15 million and $26 million and between $4 million and $7 million, respectively. The remaining amount of the tax relating to the gain would be paid to TransAmerican over the lives of the assets transferred. However, the Company could be liable for additional taxes pursuant to the Tax Allocation Agreement and the several liability provisions of federal tax law.

     Generally, under the Tax Allocation Agreement, if net operating losses of the Company are used by other members of the TransAmerican Consolidated Group, then the Company is entitled to the benefit (through reduced current tax payable) of such losses in later years to the extent the Company has taxable income, remains a member of the TransAmerican Consolidated Group, and the other group members have the ability to pay such taxes. If TransAmerican, TAEC, TEC, TARC or TDOC transfers shares of the Company (or transfers options or other rights to acquire such shares) and, as a result of such transfer, Deconsolidation of the Company occurs, the Company would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of the Company used by other members of the TransAmerican Consolidated Group prior to the Deconsolidation of the Company.

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


 7.  HEDGING AGREEMENTS

     Beginning in April 1995, the Company entered into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. Pursuant to the Hedge Agreements, either the Company or the counterparty thereto is required to make a payment to the other at the end of each month (the "Settlement Date"). The payments will equal the product of a notional quantity ("Base Quantity") of natural gas and the difference between a specified fixed price ("Fixed Price") and a market price ("Floating Price") for natural gas. The Floating Price is determined by reference to natural gas futures contracts traded on the New York Mercantile Exchange ("NYMEX"). The Hedge Agreements provide for the Company to make payments to the counterparty to the extent that the Floating Price exceeds the Fixed Price, and for the counterparty to make payments to the Company to the extent that the Floating Price is less than the Fixed Price. For the three and six months ended July 31, 1996, the Company incurred net settlement losses pursuant to the Hedge Agreements totaling approximately $5.8 million and

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


$15.4 million, respectively.   As of July 31, 1996, the Company has Hedge
Agreements with Settlement Dates ranging from August 1996 through April 1997 involving total Base Quantities for all monthly periods of approximately 54.6 TBtu of natural gas. Fixed Prices for these agreements range from $1.70 to $1.72 per MMBtu ($1.76 to $1.78 per Mcf). Floating Prices may not exceed a maximum (the "Maximum Floating Price") of $2.20 per MMBtu ($2.28 per Mcf). At July 31, 1996, the estimated cost to settle these Hedge Agreements would have been approximately $24.1 million. These agreements are accounted for as hedges and accordingly, any gains or losses are deferred and recognized in the month the physical volumes are delivered. At July 31, 1996, the Company maintained $11.1 million in margin accounts related to the Hedge Agreements. The Company may be required to post additional cash margin whenever the daily natural gas futures prices as reported on the NYMEX, for each of the months in which the swap agreements are in place, exceed the Fixed Price. The maximum margin call under each Hedge Agreement will never exceed the product of the Base Quantity for the remaining months under such Hedge Agreement multiplied by the difference between the Maximum Floating Price and the Fixed Price.

     In June 1996, the Company entered into a Master Swap Agreement (the "Master Swap Agreement") with one of its swap counterparties, which replaced a previously existing master agreement governing the swaps between the two parties. The Company's obligations under the Master Swap Agreement are collateralized by a mortgage on a substantial portion of the Company's producing properties. In accordance with the Indenture, the lien created by the mortgage collateralizes obligations up to a maximum of $80.8 million (10% of the SEC PV10 of the Company's most recent reserve report). As contemplated by the Indenture, the Trustee under the Indenture has subordinated the lien collateralizing the Notes outstanding thereunder to the lien collateralizing the Company's obligations under the Master Swap Agreement. The maximum amount of obligations of the Company that could be collateralized by the mortgage, based on the swaps in place under the Master Swap Agreement as of September 10, 1996, is approximately $7.5 million. Subject to compliance with certain collateral coverage tests, the Company is not required to provide additional cash margin for any swaps now or hereafter subject to the Master Swap Agreement.


 8.  LITIGATION SETTLEMENTS

     TERRY/PENROD. TransAmerican and a group of TransAmerican's former bank lenders (the "Bank Group") were parties to a consolidated suit filed December 6, 1991, in the United States District Court for the Southern District of Texas, Houston Division, relating to the interpretation of two third-party drilling agreements. Plaintiffs Ensco Offshore Company, f/k/a Penrod Drilling Corporation, Terry Oilfield Supply Co., Inc. and Terry Resources, Inc. ("Terry") sued TransAmerican for approximately $50 million in actual damages
and punitive damages of not less than five times actual damages.   On April 5,
1996, the court entered a final judgment against TransAmerican, the Company and several of their affiliates, in the amount of approximately $43 million, plus interest. On April 18, 1996, the court entered a separate judgment against the same parties for Terry's attorneys' fees of $2 million. In May 1996, the Company paid Terry approximately $19 million and caused escrowed funds held for the benefit of the Bank Group of approximately $22 million to be paid to Terry. Upon payment of the settlement amount, Terry released the judgments, released all liens and reassigned to the Company a production payment in certain properties. Terry dismissed an unrelated administrative proceeding upon payment of the settlement amount described above.

     GINTHER/WARREN. Wilbur L. Ginther and Howard C. Warren conveyed a portion of a lease to Henry J. N. Taub. Taub "farmed out" certain interests to TransAmerican, and TransAmerican paid royalties to Taub. The Texas Supreme Court upheld a judgment in favor of Messrs. Ginther and Warren against

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


Taub's interest in the lease. The lower court judgment had awarded a portion of the lease to Messrs. Ginther and Warren because Taub's attorney had defrauded Messrs. Ginther and Warren with respect to their interest in the lease. On November 26, 1986, the estates of Messrs. Ginther and Warren filed an adversary proceeding in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court") against TransAmerican seeking damages and claiming that TransAmerican had constructive notice of their disputes but continued to pay royalties and proceeds of production to Taub. TransAmerican filed an interpleader action in the Bankruptcy Court and deposited the disputed funds accruing from and after November 1984 into the registry of the court. On September 30, 1993, the Bankruptcy Court entered a judgment against TransAmerican in the amount of $6.3 million plus post judgment interest. On September 15, 1995, the U.S. District Court for the Southern District of Texas entered an order reversing an award of interest to Taub and affirming the final judgment in all other respects. The Company appealed the judgment to the Fifth Circuit Court of Appeals. On July 2, 1996, the Company and the estates of Messrs. Ginther and Warren entered into a settlement pursuant to which such estates received $3.5 million and a promissory note for $2.8 million. The promissory note is payable in 36 equal monthly installments commencing August 1, 1996, and bears no interest unless an installment payment is not made. In addition, the Company transferred to such estates an additional overriding royalty interest in a portion of the lease and agreed to drill additional wells on the lease. In conjunction with the settlement, the estates of Messrs. Ginther and Warren agreed to farm out to the Company an additional working interest in the lease.


9.   CREDIT AGREEMENTS

     The Company and BNY Financial Corporation entered into an Amended and Restated Accounts Receivable Management and Security Agreement, as of October 31, 1995, for a $40 million line of credit. The line of credit is collateralized by accounts receivable and inventory of the Company and is guaranteed by John R. Stanley. The amounts that may be advanced to the Company under this line of credit are based on a percentage of the Company's natural gas receivables from unaffiliated third parties. The amount outstanding under the line of credit as of July 31, 1996 was $7.9 million. Based upon foreseeable accounts receivable levels, the Company estimates the maximum amount available at any one time under this facility for fiscal 1997 will be approximately $26 million.

     Under the terms of this agreement, the Company's net loss (including any extraordinary losses) may not exceed $5 million for each fiscal quarter ending after January 31, 1996 ($10 million for each six-month period). This line of credit is also subject to certain other covenants which relate to, among other things, the maintenance of certain financial ratios.

     In May 1996, the Company entered into a Note Purchase Agreement pursuant to which the Company issued notes in the aggregate principal amount of $15.75 million, for aggregate proceeds of $15 million. The notes, which bore interest at 13 1/3% per annum, were paid in full in July 1996. The notes were guaranteed on a senior secured basis by TransAmerican.


10.  TRANSACTIONS WITH AFFILIATES

     In February 1996, the Company purchased the building for its corporate headquarters from TransAmerican for $4 million.

     In December 1994, the Company entered into an interruptible gas sales agreement with TransAmerican, revenues from which totaled approximately $1.3 million and $7.8 million, respectively, for the three months

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


ended July 31, 1996 and 1995 and $11.7 million and $10.4 million, respectively for the six months ended July 31, 1996 and 1995. The receivable from TransAmerican for natural gas sales totaled $11.7 million at July 31, 1996. Pursuant to this agreement, interest accrues on all unpaid balances at a rate of prime plus 2% per annum.

     The Company sells natural gas to TARC under an interruptible long-term sales contract. Revenues from TARC under this contract totaled approximately $0.8 million and $1.2 million, respectively, for the three months ended July 31, 1996 and 1995 and $1.5 million and $1.3 million, respectively, for the six months ended July 31, 1996 and 1995. The receivable from TARC for natural gas sales totaled approximately $1.4 million at July 31, 1996.

     As of January 1996, the Company and TTEX entered into a Drilling Program, as defined in the Indenture. Pursuant to the Program, TTEX received a portion of revenues, in the form of a production payment, from certain of the Company's wells. The production payment was transferred in consideration of a note payable in the amount of $23.6 million issued by TTEX. In July 1996, TTEX transferred this production payment to the Company in the form of a dividend, and the Company forgave the $13.2 million remaining balance of the note payable.

     In July 1996, TTEX loaned $9.5 million to TransAmerican pursuant to the terms of a $25 million promissory note due July 31, 1998 that bears interest, payable quarterly, at 15% per annum. TTEX has made further advances pursuant to the note, subject to the same terms. The amount outstanding under this promissory note totaled approximately $24 million at September 10, 1996. The Company believes that the advances by TTEX to TransAmerican reduce the risk of tax deconsolidation (and potential tax liability of the Company) that could be caused by the sale of TransTexas shares by TransAmerican or its affiliates.

     Pursuant to the terms of the Transfer Agreement, TransAmerican has indemnified the Company for substantially all of the Company's liability in connection with the settlement of the Terry/Penrod litigation (See Note 8). In order to facilitate the settlement, the Company advanced to TransAmerican
$16.4 million of the settlement in exchange for a note receivable. In connection with the litigation settlement, the Company received from Terry the reversionary interest in certain producing properties. The Company and TransAmerican had intended that such interests would revert to TransAmerican under the Transfer Agreement. The Company retained such interests in partial satisfaction of TransAmerican's indemnity obligations. The Company's receivable from TransAmerican related to this settlement totaled approximately $7 million at July 31, 1996.

     In September 1996, the Company intends to purchase from TDOC for approximately $20 million certain oil and gas leasehold interests located in the Lodgepole area in North Dakota. The Company believes that the combination of its interests in the Lodgepole area with the interests of TransDakota Oil Company will produce a more marketable property package.

     The Company provides accounting and legal services to TARC, TEC and drilling and workover, administrative and procurement, accounting, legal, lease operating, and gas marketing services to TransAmerican pursuant to a services agreement (the "Services Agreement"). The Company provides general commercial legal services and certain accounting services (including payroll, tax, and treasury services) to TARC and TEC for a fee of $26,000 per month. At TransAmerican's request, the Company, at its election, may provide drilling and workover services. The receivable from TransAmerican for drilling, workover and administrative services totaled approximately $12 million at July 31, 1996.

     The Company made such advances in anticipation of production from wells drilled by TransAmerican providing a source of repayment of such advances. In such regard, the Company anticipates obtaining a $11.5 million dollar-denominated production payment, bearing interest at 17% per annum, burdening certain oil and gas interests owned by TransAmerican. At July 31, 1996, $12 million of remaining related-party receivables has been recorded as a contra-stockholder equity account due to uncertainties regarding the terms and payment schedule for such receivables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

RESULTS OF OPERATIONS

  GENERAL

     The Company's results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate, and NGLs. The profitability of the Company also depends on the volume of natural gas it gathers and transports, its ability to minimize finding and lifting costs and maintaining its reserve base while maximizing production.

     The Company's operating data for the three and six months ended July 31, 1996 and 1995, is as follows:

                                                Three Months Ended        Six Months Ended
                                                    July 31,                   July 31,
                                             ----------------------    -----------------------
                                               1996         1995          1996         1995
                                             ---------    ---------    ----------    ---------
Sales volumes:
  Gas (Bcf) (1)                                   38.1         35.3          74.3        71.0
  NGLs (Mmgal)                                    41.1         51.7          89.3       104.0
  Condensate (Mbbls)                               116          109           280         284
Average prices:
  Gas (dry)  (per Mcf) (2)                     $  1.95      $  1.47       $  1.99     $  1.39
  NGLs (per gallon)                                .31          .25           .31         .25
  Condensate (per Bbl)                           19.62        20.63         19.86       18.44
  Number of gross wells drilled                     13           13            58          31
  Percentage of wells completed                     38%          69%           74%         77%

- -------------------------

(1) Sales volumes for the three and six months ended July 31, 1996 include 8.1 Bcf and 14.0 Bcf, respectively, delivered pursuant to a volumetric production payment.
(2) Average price for the three and six months ended July 31, 1996 includes amounts delivered under volumetric production payments. The average gas price for the Company's undedicated production for these periods was $2.18 per Mcf and $2.17 per Mcf, respectively. Gas prices do not include the effect of hedging agreements.

  A summary of the Company's operating expenses is set forth below (in millions of dollars):

                                                 Three Months Ended           Six Months Ended
                                                      July 31,                   July 31,
                                              -----------------------     ----------------------
                                                1996          1995          1996         1995
                                              ---------    ----------     ---------   ----------
Operating costs and expenses:
   Lease                                      $     6.3    $      5.4     $    13.0   $      9.4
   Pipeline                                         8.1           6.1          16.3         11.4
   Natural gas liquids                             10.7           9.7          23.2         19.9
                                              ---------    ----------     ---------   ----------
                                                   25.1          21.2          52.5         40.7
Taxes other than income taxes (1)                   7.2           3.8          12.4          7.7
                                              ---------    ----------     ---------   ----------
   Total                                      $    32.3    $     25.0     $    64.9   $     48.4
- -----------------------------                 =========    ==========     =========   ==========

(1) Taxes other than income taxes include severance, property, and other taxes.

     The Company's average depletion rates have been as follows:

                                           Three Months Ended        Six Months Ended
                                               July 31,                  July 31,
                                        -----------------------     ----------------------
                                           1996         1995          1996         1995
                                        ---------    ----------     ---------   ----------
   Depletion rates (per Mcfe)           $     .94    $      .78     $     .92   $      .77

   The Company's Consolidated EBITDA, as defined in the Indenture, which consists of the Company's earnings before consolidated fixed charges (including capitalized interest and the interest component of rent expense totaling approximately $4.1 million and $0.1 million for the quarters ended July 31, 1996 and 1995, respectively, and $8.0 million and $1.1 million, respectively, for the six months ended July 31, 1996 and 1995), income taxes, depreciation, depletion, and amortization are set forth below (in millions of dollars):

                                       Three Months Ended           Six Months Ended
                                            July 31,                    July 31,
                                    -----------------------     ----------------------
                                      1996         1995           1996         1995
                                    ---------    ----------     ---------   ----------
   Consolidated EBITDA              $   143.1    $     40.1     $   204.0   $     85.4



THREE MONTHS ENDED JULY 31, 1996, COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1995

      Gas, condensate and NGLs revenues for the three months ended July 31, 1996 increased by $9.5 million from the comparable period of the prior year, due primarily to increases in gas and NGL sales prices and gas sales volumes, offset in part by decreased NGL sales volumes. The average monthly prices received per Mcf of gas, excluding amounts dedicated to volumetric production payments, ranged from $2.04 to $2.37 in the three months ended July 31, 1996, compared to a range of $1.35 to $1.51 in the same period in the prior year.
The increase in gas sales volumes is due primarily to increased production from the Company's new development areas, offset in part by the normal decline in natural gas production from the Company's producing properties in the Lobo Trend along with the sales of certain of the Company's producing properties. The producing properties sold by the Company accounted for approximately 3.9 Bcfe of the Company's net production for the quarter ended July 31, 1996. As of July 31, 1996, the Company had a total of 861 producing wells compared to 947 at July 31, 1995. NGL sales volumes decreased as a result of decreases in the volumes of natural gas processed. Transportation revenues remained at essentially the same levels as the prior year quarter as decreases in the Company's volumes transported were offset by volumes attributable to volumetric production payments and the sale of certain of the Company's producing properties. The Company currently transports a portion of its production from the Bob West and Bob West North development areas through a third-party pipeline.

      Lease operating expenses for the quarter ended July 31, 1996 increased by $0.9 million over the comparable prior year period primarily due to the initiation of a program to increase flow rates on certain of the Company's wells through increases in workovers and the installation of leased wellhead
compressors.   Pipeline operating expenses increased by $2.0 million due
primarily to increases in compressor fuel costs and chemicals used in the operation of the Company's amine plants. NGLs cost increased by $1.0 million from the first quarter in the prior year due to the increase in the cost of natural gas processed. Depreciation, depletion and amortization expense for the three months ended July 31, 1996 increased by $2.7 million due to a $0.16 increase in the depletion rate, offset by a decrease in the Company's undedicated natural gas production. General and administrative expenses decreased by $1.3 million in the three months ended July 31, 1996, due primarily to a litigation accrual of $7.0 million in the prior year quarter, offset in part by a litigation accrual of $5.0 million in the current year quarter, increases in wages and benefits and outside services. Taxes other than income taxes increased by $3.3 million over the prior year quarter due primarily to an increase in severance taxes, including an accrual of $1.5 million as a result of a severance tax audit adjustment.

      Interest income for the three months ended July 31, 1996 decreased by approximately $0.5 million over the comparable prior year period due to increased cash balances in the prior year quarter resulting from the issuance of the Notes in June 1995. Interest expense increased by $6.6 million over the same period of the prior year primarily as a result of interest accrued on the Notes, offset in part by the capitalization of approximately $3.8 million of interest in connection with the acquisition of certain of the Company's gas and oil properties.


SIX MONTHS ENDED JULY 31, 1996, COMPARED WITH THE SIX MONTHS ENDED JULY 31,
1995

     Gas, condensate and NGL revenues for the six months ended July 31, 1996 increased by $25.4 million from the comparable period of the prior year, due primarily to increases in gas, condensate and NGL sales prices and gas sales volumes, offset in part by decreases in NGL sales volumes. The average monthly prices received per Mcf of gas, excluding amounts dedicated to volumetric production payments, ranged from $2.02 to $2.45 in the six months ended July 31, 1996, compared to a range of $1.29 to $1.52 in the same period in the prior year. The increase in gas sales volumes is due primarily to increased production from the Company's new development areas, offset in part by the normal decline in natural gas production from the Company's Lobo Trend wells and the sale of a portion of the Company's producing properties in the Lobo
Trend.   NGLs sales volumes decreased as a result of decreases in the volumes of natural gas processed. Transportation revenues decreased by $0.7 million for the six months ended July 31, 1996, due primarily to decreases in volumes transported.

     Lease operating expenses in the six months ended July 31, 1996 increased by $3.6 million from the prior year period due primarily to increases in repairs and maintenance and workover expense attributable to the increase in the number of producing wells prior to the sale of certain of the Company's producing properties and the initiation in the first quarter of the current fiscal year of a program to increase flow rates on certain of the Company's wells through increased workovers and the installation of leased wellhead compressors. Pipeline operating expenses increased by $4.9 million due primarily to increases in compressor fuel costs and chemicals used in the operation of the Company's amine plants. NGLs cost increased by $3.3 million from the comparable period in the prior year due to increases in the cost of natural gas used in NGL processing, offset by a decrease in volumes of natural gas processed. Depreciation, depletion and amortization expense for the six months ended July 31, 1996 increased by $1.9 million due to a $0.15 increase in the depletion rate offset by the decrease in the Company's undedicated natural gas production. General and administrative expenses increased by $0.5 million in the six months ended July 31, 1996, due primarily to increases in wages and benefits. Taxes other than income taxes increased by $4.6 million over the comparable prior year period due primarily to an increase in severance taxes, including an accrual of $1.5 million as a result of a severance tax audit adjustment.

     Interest income for the six months ended July 31, 1996 increased by approximately $0.1 million over the comparable period of the prior year due to increased average cash balances. Interest expense increased by $13.5 million primarily as a result of interest accrued on the Notes and the amortization of debt issue costs, offset in part by the capitalization of approximately $7.5 million of interest in connection with the acquisition of the Company's unevaluated gas and oil properties.

     Cash flow from operating activities for the six months ended July 31, 1996 increased by approximately $121.3 million from the prior-year period due primarily to cash received in the settlement of take-or-pay litigation and proceeds from the sale of volumetric production payments.

     Cash used in investing activities decreased by $134.8 million due to decreases in lease acquisitions, along with proceeds from the sale of certain of the Company's producing properties, offset in part by advances to affiliates.

     Cash flow from financing activities decreased by approximately $307.5 million due primarily to the issuance of the Notes in June 1995.

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

     The Company makes substantial capital expenditures for the exploration, development and production of its natural gas reserves. The Company has financed these expenditures primarily with cash from operations, public offerings of debt and equity securities, the sale of production payments and other financings. For the six months ended July 31, 1996, total capital expenditures were $122 million, including $10 million for lease acquisitions, $96 million for drilling and development and $16 million for the Company's gas gathering and pipeline system and other equipment. Pursuant to the Indenture, if the Company's Working Capital, as defined in the Indenture, is less than $20 million at the end of any fiscal quarter, the Company's Capital Expenditures, as defined, for the next succeeding fiscal quarter may not exceed 90% of the Company's Consolidated EBITDA for such prior fiscal quarter minus the Company's Consolidated Fixed Charges for such prior fiscal quarter (the "Capital Expenditure Limit"). The Company's Working Capital at April 30, 1996 was less than $20 million. As a result, the Company's Capital Expenditures for the quarter ended July 31, 1996 could not exceed the Capital Expenditure Limit of $31.3 million. The Company's Capital Expenditures for the quarter ended July 31, 1996 totaled $30.1 million. The Company believes that this restriction did not have a material effect on developmental drilling for the quarter. The Company's Working Capital at July 31, 1996 was $27.2 million.

        The Company anticipates total capital expenditures of approximately $245 million and $210 million in fiscal 1997 and fiscal 1998, respectively, subject to Indenture requirements and available cash flow, of which approximately $200 million and $175 million, respectively, will be used for drilling and development, and $25 million and $20 million, respectively, for the Company's gas gathering and pipeline system (including pipeline expansion into the La Grulla development area), and other equipment and seismic acquisition. The Company anticipates expenditures of approximately $20 million in both fiscal years for lease acquisitions. If revenues decrease, certain contingent obligations of the Company become fixed or the Company's level of capital expenditures is limited by the Indenture, the Company may not have sufficient funds for, or may be restricted in maintaining the level of, capital expenditures necessary to replace its reserves or to maintain production at current levels and, as a result, production may decrease over time. Although cash from operating activities for the six months ended July 31, 1996 has increased due to sales of volumetric production payments and litigation settlements, net cash provided by operating activities declined over the three and one-half years ended January 31, 1996. No assurance can be given that the Company's cash flow from operating activities will be sufficient to meet planned capital expenditures, contingent liabilities and debt service in the future. Since July 31, 1995, the Company has utilized asset sales and various financings, in addition to cash flow from operating activities, to meet its working capital requirements. The Company anticipates that it will utilize additional financing or sales of assets, as allowed by the Indenture, to fund planned levels of operations and to meet its obligations, including its obligations under the Indenture, through January 1997.

     In January 1996, the Company entered into a reimbursement agreement with an unaffiliated third party pursuant to which the third party caused a $20 million letter of credit to be issued to collateralize a supersedeas bond on behalf of the Company in a legal proceeding. Prior to this transaction, the supersedeas bond had been collateralized by other letters of credit. These letters of credit were collateralized by $20 million in cash, which was released to the Company. If there is a draw under the letter of credit, the Company is required to reimburse the third party within 60 days.

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

     In January 1996, the Company sold to an unaffiliated third party a term overriding royalty interest in the form of a production payment carved out of its interests in certain of its producing properties. For net proceeds of approximately $33 million, the Company conveyed to the third party a term overriding royalty equivalent to a base volume of approximately 29 Bcf of natural gas, subject to certain increases in the base volume and in the percentage interest dedicated if certain minimum performance and delivery requirements are not met. In February 1996, in consideration for additional net proceeds of approximately $16 million, the Company supplemented the production payment to subject a percentage of its interests in certain additional producing properties to the production payment and to include additional volumes of approximately 14 Bcf of natural gas within the base volume subject to the production payment.

     In March 1996, the Company sold its 41.67% interest in the 76-mile, 24-inch MidCon Texas pipeline, which runs from the Company's Thompsonville compressor station to Agua Dulce, for $7.5 million. The Company believes that its existing transportation capacity in this area is adequate for the Company's production and does not anticipate any material constraints on the transportation of its natural gas as a result of this sale.

     In May 1996, the Company sold to two unaffiliated third parties a volumetric production payment for net proceeds of approximately $43 million. The Company conveyed to the third parties a term overriding royalty equivalent to a base volume of approximately 37 Bcf of natural gas, subject to certain increases in the base volume and in the percentage interest dedicated if certain minimum performance and delivery requirements are not met. Concurrently with the closing of that transaction, the Company and one of the unaffiliated third parties terminated, prior to the expiration of its stated term, a dollar-denominated term overriding royalty interest previously sold by the Company to that unaffiliated third party for a payment by the Company of approximately $25 million. As a result of such termination, the remaining base volume from the previously sold overriding royalty interest was conveyed to the Company.

     In May 1996, the Company entered into a Note Purchase Agreement pursuant to which the Company issued notes in the aggregate principal amount of $15.75 million for aggregate proceeds of $15 million. The notes, which bore interest at 13 1/3% per annum, were paid in full in July 1996. The notes were guaranteed on a senior secured basis by TransAmerican.

     In June 1996, the Company entered into an agreement with one of its swap counter parties as a result of which the Company, subject to compliance with certain collateral coverage tests, will not be required to make cash margin deposits with respect to the swaps covered by such agreement. See Note 7 to the accompanying Condensed Consolidated Financial Statements.

     In September 1996, the Company sold to an unaffiliated third party a term royalty in the form of a dollar- denominated production payment in certain of the Company's properties for proceeds of $13.5 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16.0% annual interest rate on the unpaid portion of such primary sum.

     In September 1996, the Company entered into an agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by the Company. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $16.5 million. The program wells will be subject to a dollar-denominated production payment equal to the principal amount of such reimbursed costs, plus an amount equivalent to a 17.5% annual interest rate on the unpaid portion of such principal amount.

     Pursuant to the terms of the Transfer Agreement, TransAmerican has indemnified the Company for substantially all of the Company's liability in connection with the settlement of the Terry/Penrod litigation (see Note 8 to the accompanying Condensed Consolidated Financial Statements). In order to facilitate the settlement, the Company advanced to TransAmerican $16.4 million of the settlement in exchange for a note receivable. In connection with the litigation settlement, the Company received from Terry the reversionary interest in certain producing properties. The Company and TransAmerican had intended that such interests would revert to TransAmerican under the Transfer Agreement.
The Company retained such interests in partial satisfaction of TransAmerican's indemnity obligations.

     In February 1996, the Company purchased the building for its corporate headquarters from TransAmerican for $4 million.

     In December 1994, the Company entered into an interruptible gas sales agreement with TransAmerican, revenues from which totaled approximately $1.3 million and $7.8 million, respectively, for the three months ended
July 31, 1996 and 1995 and $11.7 million and $10.4 million, respectively for the six months ended July 31, 1996 and 1995. The receivable from TransAmerican for natural gas sales totaled $11.7 million at July 31, 1996. Pursuant to this agreement, interest accrues on all unpaid balances at a rate of prime plus 2% per annum.

     The Company sells natural gas to TARC under an interruptible long-term sales contract. Revenues from TARC under this contract totaled approximately $0.8 million and $1.2 million, respectively, for the three months ended July 31, 1996 and 1995 and $1.5 million and $1.3 million, respectively, for the six months ended July 31, 1996 and 1995. The receivable from TARC for natural gas sales totaled approximately $1.4 million at July 31, 1996.

     As of January 1996, the Company and TTEX entered into a Drilling Program, as defined in the Indenture. Pursuant to the Program, TTEX received a portion of revenues, in the form of a production payment, from certain of the Company's wells. The production payment was transferred in consideration of a note payable in the amount of $23.6 million issued by TTEX. In July 1996, TTEX transferred this production payment to the Company in the form of a dividend, and the Company forgave the $13.2 million remaining balance of the note payable.

     In July 1996, TTEX loaned $9.5 million to TransAmerican pursuant to the terms of a $25 million promissory note due July 31, 1998 that bears interest, payable quarterly, at 15% per annum. TTEX has made further advances pursuant to the note, subject to the same terms. The amount outstanding under this promissory note totaled approximately $24 million at September 10, 1996. The Company believes that the advances by TTEX to TransAmerican reduce the risk of tax deconsolidation (and potential tax liability of the Company) that could be caused by the sale of TransTexas shares by TransAmerican or its affiliates.

     Pursuant to the terms of the Transfer Agreement, TransAmerican has indemnified the Company for substantially all of the Company's liability in connection with the settlement of the Terry/Penrod litigation (See Note 8). In order to facilitate the settlement, the Company advanced to TransAmerican
$16.4 million of the settlement in exchange for a note receivable. In connection with the litigation settlement, the Company received from Terry the reversionary interest in certain producing properties. The Company and TransAmerican had intended that such interests would revert to TransAmerican under the Transfer Agreement. The Company retained such interests in partial satisfaction of TransAmerican's indemnity obligations. The Company's receivable from TransAmerican related to this settlement totaled approximately $7 million at July 31, 1996.

     In September 1996, the Company intends to purchase from TDOC for approximately $20 million certain oil and gas leasehold interests located in the Lodgepole area in North Dakota. The Company believes that the combination of its interests in the Lodgepole area with the interests of TransDakota Oil Company will produce a more marketable property package.

     The Company provides accounting and legal services to TARC, TEC and drilling and workover, administrative and procurement, accounting, legal, lease operating, and gas marketing services to TransAmerican pursuant to a services agreement (the "Services Agreement"). The Company provides general commercial legal services and certain accounting services (including payroll, tax, and treasury services) to TARC and TEC for a fee of $26,000 per month. At TransAmerican's request, the Company, at its election, may provide drilling and workover services. The receivable from TransAmerican for drilling, workover and administrative services totaled approximately $12 million at July 31, 1996.

     The Company made such advances in anticipation of production from wells drilled by TransAmerican providing a source of repayment of such advances. In such regard, the Company anticipates obtaining a $11.5 million dollar-denominated production payment, bearing interest at 17% per annum, burdening certain oil and gas interests owned by TransAmerican. At July 31, 1996, $12 million of remaining related-party receivables has been recorded as a contra-stockholder equity account due to uncertainties regarding the terms and payment schedule for such receivables.

     On July 2, 1996, the Company consummated the sale, effective as of May 1, 1996, of producing properties in Zapata County, Texas for consideration of
approximately $62 million.   On June 17,  and August 13, 1996, the Company
consummated the sales, effective as of February 1, 1996, of certain other producing properties in Webb County, Texas for consideration of approximately $9.95 million and $21.5 million, respectively. The purchase price for each of the properties discussed above was or is subject to adjustment for gas sales between the effective date and the closing date. The Company retained or will retain the proceeds of all such gas sales.

     The Company has engaged an investment banking firm to assist in the potential sale or sale-leaseback of all or a portion of the Company's pipeline
system   The Company has also engaged an investment banking firm to assist in the sale of its interest in the Lodgepole area. On August 29, 1996, the Company announced that it has engaged two investment banking firms to assist in the sale of the Company's remaining Lobo Trend producing properties in Webb and Zapata counties, Texas, and associated undeveloped acreage. If such a sale is consummated, the Company intends to use the proceeds, along with proceeds from any sales of its pipeline system and Lodgepole area properties, for general corporate purposes and a possible repurchase of the Notes.

     The Company currently has a $40 million credit facility with BNY Financial Corporation (the "BNY Facility") pursuant to which it may borrow funds based on the amount of its accounts receivable. At July 31, 1996, the outstanding balance under the BNY Facility was $7.9 million. The Company does not anticipate that it will be able to borrow more than $26 million under the BNY Facility during fiscal 1997, based on the expected amount of its accounts receivable. The BNY Facility requires the Company to maintain certain financial ratios and includes certain covenants. Under the terms of the BNY Facility, the Company's net loss (including any extraordinary losses) may not exceed $5 million for each fiscal quarter ending after January 31, 1996 ($10 million for each six-month period).

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

     The Company may instruct the disbursement agent under the Disbursement Agreement to deposit with the Indenture Trustee, on any Interest Payment Date (as defined), any or all of the funds in the Interest Reserve Account. The Disbursement Agreement provides that if the Company fails to pay an installment of interest on the Notes on any Interest Payment Date, then all investments in the Interest Reserve Account will be immediately liquidated and all funds in the Interest Reserve Account will be deposited with the Indenture Trustee. If the Company has not paid such installment of interest within five days after such Interest Payment Date, or if the Company so instructs the Indenture Trustee, the Indenture Trustee will apply such deposited funds to the payment of interest on the Notes. The Disbursement Agreement provides that funds may be disbursed from the Interest Reserve Account and released to the Company only to the extent that the balance thereof exceeds the Requisite Balance.

DECONSOLIDATION FOR FEDERAL INCOME TAX PURPOSES

     Under certain circumstances, TransAmerican, TAEC, TDOC, TEC or TARC may
sell or otherwise dispose of shares of common stock of the Company.   If, as a
result of any sale or other disposition of the Company's common stock, the direct and indirect ownership of the Company by TransAmerican is less than 80% (measured by voting power and value), the Company will no longer be a member of TransAmerican's consolidated group for federal tax purposes (the "TransAmerican Consolidated Group") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement ("Deconsolidation"). Further, if TEC or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TransAmerican Consolidated Group, then a Deconsolidation of both TARC and the Company from the TransAmerican Consolidated Group would occur. For the taxable year during which Deconsolidation of the Company occurs, which would also be the final year that the Company is a member of the TransAmerican Consolidated Group, TransAmerican would recognize a previously deferred gain of approximately $266.3 million associated with the Transfer and would be required to pay federal income tax on this gain (the tax is estimated to be between $29 million and $56 million if Deconsolidation occurs in fiscal 1997 and between $24 million and $45 million if Deconsolidation occurs in fiscal 1998). This analysis is based on the Company's position that the gain from the Transfer, which occurred in 1993, was deferred under the consolidated return regulations. The deferred gain generally is being included in TransAmerican's taxable income in a manner that corresponds (as to timing and amount) with the realization by the Company of (and, thus, will be offset by) the tax benefits (i.e., additional depreciation, depletion and amortization on, or reduced gain or increased loss from a sale of, the transferred assets) arising from the additional basis. If, under the terms of the TARC Notes, it was reasonably certain when the TARC Notes were issued that a sufficient amount of the Company's stock would be disposed in the future to cause a Deconsolidation of the Company from the TransAmerican Consolidated Group, it is possible that the Deconsolidation of the Company would be treated as occurring as of the date the TARC Notes were issued. However, TARC has advised the Company that it believes that when the TARC Notes were issued it was not reasonably certain that a Deconsolidation of the Company would occur in the future. Under the Tax Allocation Agreement, the Company is required to pay TransAmerican each year an amount equal to the lesser of (i) the reduction in taxes paid by the Company for such year as a result of any increase in the tax basis of assets acquired by the Company from TransAmerican that is attributable to the Transfer and (ii) the increase in taxes paid by TransAmerican for such year and all prior years attributable to gain recognized by TransAmerican in connection with the contribution of assets by TransAmerican to the Company (less certain amounts paid by the Company for all prior years). The Company estimates that if Deconsolidation occurs in fiscal 1997 or 1998, the amount reimbursed to TransAmerican would be between $15 million and $26 million and between $4 million and $7 million, respectively. The remaining amount of the tax relating to the gain would be paid over the lives of the assets transferred. However, the Company could be liable for additional taxes pursuant to the Tax Allocation Agreement and the several liability provisions of federal tax law.

     Generally, under the Tax Allocation Agreement, if net operating losses of the Company are used by other members of the TransAmerican Consolidated Group, then the Company is entitled to the benefit (through reduced current tax payable) of such losses in later years to the extent the Company has taxable income, remains a member of the TransAmerican Consolidated Group, and the other group members have the ability to pay such taxes. If TransAmerican, TAEC, TEC, TARC or TDOC transfers shares of the Company (or transfers options or other rights to acquire such shares) and, as a result of such transfer, Deconsolidation of the Company occurs, the Company would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of the Company used by other members of the TransAmerican Consolidated Group prior to the Deconsolidation of the Company.

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

CONTINGENT LIABILITIES

     The Company has significant contingent liabilities, including liabilities with respect to litigation matters, indemnification obligations relating to certain tax benefit transfer sale-leaseback transactions, and other obligations assumed in the Transfer. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to the Company in one reporting period, could have a material adverse effect on the Company's cash flow or operations for that period. Although the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position. The Company has delivered letters of credit and placed into escrow cash, which letters of credit and cash total approximately $21.1 million, to be applied to certain potential litigation claims.

POTENTIAL EFFECTS OF CHANGE OF CONTROL

     Capitalized words in the following discussion have the meanings as defined in the Indenture.

     The Indenture provides that, upon the occurrence of a Change of Control, each holder of the Notes will have the right to require the Company to repurchase such holder's Notes at 101% of the principal amount thereof plus accrued and unpaid interest. As used in the Indenture, "Change of Control" means (i) any sale, transfer, or other conveyance, whether direct or indirect, of all or substantially all of the assets of the Company, on a consolidated basis, to any "person" or "group" (as such terms are used for purposes of Sections 13(d) and 14(d) of the Exchange Act, whether or not applicable), other than to or among the Company's Wholly Owned Subsidiaries or the trustee under the Indenture, whether in a single transaction or a series of related transactions, unless, immediately after such transaction, John R. Stanley has, directly or indirectly, in the aggregate, sole beneficial ownership of more than 50%, on a fully diluted basis, of the total voting power entitled to vote in the election of directors, managers, or trustees of the transferee, (ii) the liquidation or dissolution of the Company, or (iii) any transaction, event or circumstance pursuant to which any "person" or "group" (as such terms are used for purposes of Sections 13(d) and 14(d) of the Exchange Act, whether or not applicable), other than John R. Stanley and his Wholly Owned Subsidiaries or the trustee under the Indenture, is or becomes the "beneficial owner" (as that term is used in Rules 13d-3 and 13d-5 under the Exchange Act, whether or not applicable, except that a person shall be deemed to be the "beneficial owner" of all shares that any such person has the right to acquire, whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of more than 50% of the total voting power of the Company's then outstanding Voting Stock, unless, at the time of the occurrence of an event specified in clauses (i), (ii) or (iii), the Notes, issued under the Indenture have an Investment Grade Rating provided, however, that if, at any time within 120 days after such occurrence, the Notes cease having an Investment Grade
Rating, such event would constitute a "Change of Control."   The term "person,"
as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of the Company that do not constitute a Change of Control under the Indenture may result in a "change of control" of the Company under the terms of the BNY Facility and certain equipment financing. Such an occurrence could create an obligation for the Company to repay such other indebtedness. At July 31, 1996, the Company had approximately $16.5 million of indebtedness (excluding the Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that the Company will have sufficient funds to satisfy any such payment obligations.

     TARC owns and operates a large petroleum refinery in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. TARC's refinery was shut down in January 1983 and is currently partially operational. TARC is engaged in a two-phase capital improvement
program designed to reactivate the refinery and increase its complexity.   In
February 1995, TARC issued
the TARC Notes that were initially collateralized by, among other things, 55 million shares of the Company's common stock (the "Common Stock"). In March 1996, TARC sold 4.55 million shares of Common Stock to provide additional financing for the capital improvement program. TARC's Quarterly Report on Form 10-Q for the three months ended April 30, 1996, indicates that TARC will require substantial additional financing over the course of the remaining construction period to complete the capital improvement program. TARC has advised the Company that if this financing is not available on a timely basis, or if significant engineering problems, cost overruns or delays occur, TARC likely will not be able to complete the first phase of the capital improvement program by February 15, 1997. TARC has further advised the Company that, if required financing is obtained on a timely basis, completion by February 15,
1997 will still prove very difficult.   Under the indenture governing the TARC
Notes, the failure of TARC to complete the first phase of its capital improvement program by February 15, 1997 (subject to extension to August 15, 1997 if certain financial coverage ratios are met) would constitute an event of default at such date. Any such event of default could result in the sale, following the occurrence of such event of default, of some or all of the remaining 50.45 million shares of Common Stock pledged to collateralize the TARC Notes. A foreclosure on such shares would constitute a "change of control" of the Company under the BNY Facility and certain equipment financing, which may create an obligation for the Company to repay amounts outstanding thereunder. A sale of such shares following a foreclosure could result in a Change of Control under the Indenture. See "Item 5 - TARC Financial Information".

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

                          PART II - OTHER INFORMATION

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

 EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE THREE MONTHS
   ENDED APRIL 30, 1996 (AS USED HEREIN, THE TERM  COMPANY REFERS TO TARC,
    CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM
     WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE
        THE MEANINGS ATTRIBUTED TO SUCH TERMS IN THE TARC FILING FROM
                     WHICH THE INFORMATION IS EXCERPTED.)

                       TRANSAMERICAN REFINING CORPORATION
                            CONDENSED BALANCE SHEET
                (In thousands of dollars, except share amounts)
                                  (Unaudited)



                                                                           April 30,       January 31,
                                                                              1996             1996
                                                                         ------------      -----------
                                 ASSETS
Current assets:
   Cash and cash equivalents                                             $       135       $    2,779
   Long-term debt proceeds held in collateral account                         12,075           14,840
   Accounts receivable                                                             9              121
   Receivable from affiliates                                                    327              118
   Inventories                                                                26,216           37,231
   Other                                                                       2,506            5,479
                                                                         -----------       ----------
      Total current assets                                                    41,268           60,568
                                                                         -----------       ----------
Property and equipment                                                       478,302          430,858
Less accumulated depreciation and amortization                                11,897           10,244
                                                                         -----------       ----------
      Net property and equipment                                             466,405          420,614
                                                                         -----------       ----------
Long-term debt proceeds held in collateral account                             4,946            9,565
Other assets, net                                                             27,225           27,576
                                                                         -----------       ----------
                                                                         $   539,844       $  518,323
                                                                         ===========       ==========


      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                                      $    15,964       $   23,552
   Payable to affiliates                                                       1,895            2,957
   Accrued liabilities                                                        10,218           14,560
   Product financing arrangements                                             26,184           37,206
                                                                         -----------       ----------
      Total current liabilities                                               54,261           78,275
                                                                         -----------       ----------

Payable to affiliates                                                          5,874            3,799
Long-term debt                                                               328,225          316,538
Investment in TransTexas                                                      31,798           46,586
Other                                                                            901            1,168
Commitments and contingencies (Note 6)                                            --               --
Stockholder's equity:
   Common stock, $0.01 par value, authorized 100,000,000
    shares, issued and outstanding 30,000,000 shares                             300              300
   Additional paid-in capital                                                248,513          248,513
   Accumulated deficit                                                      (130,028)        (176,856)
                                                                         -----------       ----------
      Total stockholder's equity                                             118,785           71,957
                                                                         -----------       ----------

                                                                         $   539,844       $  518,323
                                                                         ===========       ==========



           See accompanying notes to condensed financial statements.

 EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE THREE MONTHS
   ENDED APRIL 30, 1996 (AS USED HEREIN, THE TERM  COMPANY REFERS TO TARC,
    CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM
     WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE
        THE MEANINGS ATTRIBUTED TO SUCH TERMS IN THE TARC FILING FROM
                     WHICH THE INFORMATION IS EXCERPTED.)

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF OPERATIONS
                (In thousands of dollars, except share amounts)
                                  (Unaudited)



                                                                        Three Months Ended
                                                                            April 30,
                                                                    --------------------------
                                                                       1996            1995
                                                                    ----------     -----------
Revenues:
   Product sales                                                    $  10,857      $      558
                                                                    ---------      ----------

Costs and expenses:
   Costs of products sold                                              13,380           1,086
   Operations and maintenance                                           3,056            (274)
   Depreciation and amortization                                        1,804           1,376
   General and administrative                                           2,103           1,081
   Taxes other than income taxes                                          399           1,041
                                                                    ---------      ----------
      Total costs and expenses                                         20,742           4,310
                                                                    ---------      ----------

      Operating loss                                                   (9,885)         (3,752)
                                                                    ---------      ----------

Other income (expense):
   Interest income                                                        143           1,919
   Interest expense, net                                               (1,088)         (4,633)
   Equity in earnings (loss) of TransTexas                              1,001            (842)
   Gain on sale of TransTexas stock                                    56,162              --
   Other                                                                  263          (3,043)
                                                                    ---------      ----------
      Total other income (expense)                                     56,481          (6,599)
                                                                    ---------      ----------
      Net income (loss)                                             $  46,596      $  (10,351)
                                                                    =========      ==========

Net income (loss) per share                                         $    1.55      $    (0.35)
                                                                    =========      ==========

Weighted average number of
 shares outstanding                                                30,000,000      30,000,000
                                                                   ==========      ==========


           See accompanying notes to condensed financial statements.

 EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE THREE MONTHS
   ENDED APRIL 30, 1996 (AS USED HEREIN, THE TERM  COMPANY REFERS TO TARC,
    CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM
     WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE
        THE MEANINGS ATTRIBUTED TO SUCH TERMS IN THE TARC FILING FROM
                     WHICH THE INFORMATION IS EXCERPTED.)

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS
                           (In thousands of dollars)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                     April 30,
                                                                            --------------------------
                                                                               1996            1995
                                                                            -----------     ----------
Operating activities:
   Net income (loss)                                                        $    46,596     $  (10,351)
   Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
      Depreciation and amortization                                               1,805          1,563
      Litigation                                                                     --          4,500
      Amortization of discount on long-term debt                                     --          7,063
      Amortization of debt issue costs                                               --            940
      Equity in (earnings) loss of TransTexas                                    (1,001)           842
      Gain on sale of TransTexas stock                                          (56,162)            --
      Changes in assets and liabilities:
          Accounts receivable                                                       (97)        (4,184)
          Inventories                                                                (7)       (16,720)
          Prepayments and other                                                   2,973           (580)
          Accounts payable                                                        2,712        (13,406)
          Payable to affiliates                                                  (1,062)           246
          Accrued liabilities                                                    (4,364)        (7,405)
          Other assets                                                             (606)        (1,668)
          Other liabilities                                                          --           (576)
                                                                            ------------    ----------
             Net cash used by operating activities                               (9,213)       (39,736)
                                                                            -----------     ----------

Investing activities:
   Capital expenditures                                                         (45,252)       (26,995)
                                                                            -----------     ----------

Financing activities:
   Issuance of long-term debt and warrants                                           --        300,750
   Net proceeds from sale of TransTexas stock                                    42,607             --
   Long-term debt proceeds held in collateral account                           (26,549)      (174,742)
   Withdrawals from collateral account                                           33,933             --
   Advances from TransAmerican                                                    4,000         (1,979)
   Payment of advances to TransAmerican                                          (1,925)       (40,000)
   Debt issue costs                                                                  --        (16,733)
   Principal payments on capital lease obligations                                 (245)           (61)
                                                                            -----------     ----------
             Net cash provided by financing activities                           51,821         67,235
                                                                            -----------     ----------

             Increase (decrease) in cash and cash equivalents                    (2,644)           504

Beginning cash and cash equivalents                                               2,779             46
                                                                            -----------     ----------
Ending cash and cash equivalents                                            $       135     $      550
                                                                            ===========     ==========

Noncash financing and investing activities:
   Accounts payable for property and equipment                               $  (10,300)    $   (6,406)
   Product financing arrangements                                               (11,022)            --
   Interest accretion on notes and discount notes capitalized
     in property and equipment                                                   11,687             --



           See accompanying notes to condensed financial statements.

 EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE THREE MONTHS
   ENDED APRIL 30, 1996 (AS USED HEREIN, THE TERM  COMPANY REFERS TO TARC,
    CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM
     WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE
        THE MEANINGS ATTRIBUTED TO SUCH TERMS IN THE TARC FILING FROM
                     WHICH THE INFORMATION IS EXCERPTED.)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

  GENERAL

     The Company's refinery was inoperative from January 1983 through February 1994. During this period, the Company's revenues were primarily from tank rentals and its expenses were comprised of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. The Company commenced partial operations at the refinery in March 1994 and has operated the refinery intermittently since then. The Company does not consider its historical results to be indicative of future results.

     The Company's results of operations are dependent on the operating status of its refinery equipment, which determines the types of feedstocks processed and refined product yields. The results are also affected by the unit costs of purchased feedstocks and the unit prices of refined products, which can vary significantly. The Capital Improvement Program is designed to significantly change the Company's throughput capacity, the feedstocks processed, and refined product yields.


  THREE MONTHS ENDED APRIL 30, 1996, COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1995

     Total revenues for the three months ended April 30, 1996 increased $10.3 million to $10.9 million from $0.6 million for the same period in 1995, primarily as a result of increased sales volume.

     Costs of products sold for the three months ended April 30, 1996 increased $12.3 million to $13.4 million from $1.1 million for the same period in 1995, primarily as a result of increased sales volume and a loss of approximately $1.9 million related to a processing agreement..

     Operations and maintenance expense for the three months ended April 30, 1996 increased $3.3 million to $3.0 million from $(0.3) million for the same period in 1995, primarily due to an increase in the number of days the vacuum unit was operating.

     Depreciation and amortization expense for the three months ended April 30, 1996 increased $0.4 million to $1.8 million from $1.4 million for the same period in 1995, primarily due to the placing in service of certain terminal facilities and tankage equipment.

     General and administrative expense for three months ended April 30, 1996 increased $1.0 million to $2.1 million from $1.1 million for the same period in 1995, primarily due to increases in wages, outside services and professional fees.

     Taxes other than income taxes for the three months ended April 30, 1996 decreased $0.6 million to $0.4 million from $1.0 million for the same period in 1995, primarily due to the capitalization of refinery property taxes in the current period under the Capital Improvement Program.

     Interest income for the three months ended April 30, 1996 decreased $1.8 million as compared to the same period in 1995 primarily due to interest earned in 1995 on the initial $173 million long-term debt proceeds held in the Collateral Account. Interest expense for the three months ended April 30, 1996 decreased $3.5 million, primarily due to a larger

 EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE THREE MONTHS
   ENDED APRIL 30, 1996 (AS USED HEREIN, THE TERM  COMPANY REFERS TO TARC,
    CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM
     WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE
        THE MEANINGS ATTRIBUTED TO SUCH TERMS IN THE TARC FILING FROM
                     WHICH THE INFORMATION IS EXCERPTED.)


portion of interest capitalized in 1996 versus 1995. During the three months ended April 30, 1996, the Company capitalized approximately $16.6 million of interest related to property and equipment additions at the Company's refinery.

     The equity in earnings (loss) of TransTexas for the three months ended April 30, 1996, reflects the Company's 20.3% equity interest in TransTexas until the Company's sale of 4.55 million shares of TransTexas stock in March 1996 which decreased the Company's interest in TransTexas to 14.1%.

     Other expense for the three months ended April 30, 1995 was $3.0 million which was primarily a result of trading losses on futures contracts.


LIQUIDITY AND CAPITAL RESOURCES

     In connection with the issuance of the TARC Notes, $173 million of the proceeds thereof were deposited into a cash collateral account, designated for use in the Capital Improvement Program. The current budget for the Capital Improvement Program calls for total expenditures of $434 million; however, the Company estimates that expenditures of approximately $146 million to $151 million in addition to the current budget will be required to complete the Capital Improvement Program. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of, or delays in, financing, engineering problems, work stoppages and cost overruns over which the Company may not have any control.

     As of April 30, 1996, expenditures on the Capital Improvement Program funded by or approved for reimbursement from the cash collateral account totaled approximately $189 million. Approximately $17 million remained in the cash collateral account as of April 30, 1996. The Company sold 4.55 million shares of TransTexas common stock in March 1996, and deposited approximately $26.6 million of the proceeds of such sale into the cash collateral account in accordance with the requirements of the Indenture. Giving effect to current estimates, additional funding of $374 million to $379 million will be required to complete the Capital Improvement Program, of which approximately $41 million is anticipated to be funded by the Port Commission tax exempt bonds. As of April 30, 1996, the Company had commitments for refinery construction and maintenance of approximately $64 million. Additional funds necessary to complete the Capital Improvement Program may be provided from (i) the sale of additional shares of TransTexas common stock held by the Company, (ii) the sale of common stock of the Company, (iii) equity investments in the Company (including the sale of preferred stock of the Company to TEC, funded by the sale of TransTexas common stock held by TEC), (iv) capital contributions by TransAmerican, or (v) other sources of financing, the access to which could require the consent of the holders of the TARC Notes. The Company has entered into preliminary discussions with potential third party investors, including strategic equity investors, financial investors and foreign producers of crude oil. There is no assurance that sufficient funds will be available from these sources on a timely basis or upon terms acceptable to the Company and TransAmerican. If this financing is not available or if significant engineering problems, work stoppages or cost overruns occur, the Company likely will not be able to complete and test Phase I of the Capital Improvement Program by February 15, 1997. Even if required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult if personnel shortages prevent full staffing during peak construction periods. The Company has identified and is considering certain steps to minimize the impact of potential construction worker shortages, including the retention of field supervisors, direct hiring of field supervisors and field labor by the Company's major contractors, adding a second shift, and modularization of certain construction items. There can be no assurance that these steps will prove successful; however, the Company believes that implementation of these steps will adequately address staffing concerns. Under the Indenture, the failure of the Company to complete and test Phase I by February 15, 1997 (subject to extension to August 15, 1997 if certain financial coverage ratios are met) would constitute an event of default at such date.

     The Company and the Port Commission have reached an agreement in principle which would allow for the issuance of approximately $75 million in Port Commission tax exempt bonds, the proceeds of which may be used to construct tank storage facilities, docks and air and waste water treatment facilities. The air and waste water treatment facility are

 EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE THREE MONTHS
   ENDED APRIL 30, 1996 (AS USED HEREIN, THE TERM  COMPANY REFERS TO TARC,
    CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM
     WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE
        THE MEANINGS ATTRIBUTED TO SUCH TERMS IN THE TARC FILING FROM
                     WHICH THE INFORMATION IS EXCERPTED.)


included in the Capital Improvement Program at an estimated cost of $41 million. The issuance of the tax exempt bonds could provide an alternate source of financing for the construction of such facilities. The Port Commission would own the facilities built with the proceeds of the bonds, and the Company would operate the facilities pursuant to a long- term (30-year) lease. There can be no assurance that the issuance of the tax-exempt bonds, which may require the consent of the holders of the TARC Notes, will occur.

     The Company has incurred losses and negative cash flow from operations as a result of limited refining operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements and losses on refined product sales due to financing costs and low margins. Based on recent refining margins, recent projected levels of operations and debt service requirements, such negative cash flows are likely to continue. In order to operate the refinery and service its debt, the Company must raise additional debt or equity capital in addition to the funds required to complete the Capital Improvement Program. TransAmerican, TEC or the Company may sell securities to raise funds for additional working capital. There is no assurance that additional capital will be available.

     Without additional funding on a timely basis to complete Phase I of the Capital Improvement Program and to provide working capital for operations and debt service, there is substantial doubt about the Company's continued existence. If the Company (i) does not complete the Capital Improvement Program timely, (ii) incurs significant cost overruns, (iii) does not ultimately achieve profitable operations, or (iv) ceases to continue operations, the Company's investment in the refinery may not be recovered. The financial statements do not include any adjustments for such uncertainties.

     A change of control or other event that results in deconsolidation of the Company from TransAmerican's consolidated group for federal income tax purposes could result in the acceleration of payment of a substantial amount of federal income taxes by TransAmerican. Each member of a consolidated group filing a consolidated federal income tax return is severally liable for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, the Company or other members may be required to pay the tax. A decision by TEC or the Company to sell TransTexas shares could result in deconsolidation of TransTexas for tax purposes. Such sales may be necessary to raise funds required to complete the Capital Improvement Program. The tax liability to TransAmerican at April 30, 1996 that would result from deconsolidation is estimated to be approximately $40 million.

     The Company enters into financing arrangements to maintain an available supply of feedstocks. Typically, the Company enters into an agreement with a third party to acquire a cargo of feedstock scheduled for delivery to the Company's refinery. The Company pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and the Company commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. The Company also places margin deposits with the third party to permit the third party to hedge its price risk. The Company purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery is not operating, these cargos may be sold on the spot market. During the three months ended April 30, 1996, approximately 0.4 million barrels of feedstocks with a cost of $8 million were sold by a third party on the spot market prior to delivery to the Company without a material gain or loss to the Company.

     In March 1996, the Company entered into a processing agreement with a
third party for the processing of various feedstocks at the refinery.   Under
the terms of the agreement, the processing fee earned by the Company is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. This agreement provides for the Company to process a total of approximately 1.1 million barrels of feedstock. For the three months ended April 30, 1996, the Company incurred a loss of approximately $1.9 million related to the processing
agreement primarily as a result of price management decisions.   In April 1996,
the Company entered into a similar processing agreement

 EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE THREE MONTHS
   ENDED APRIL 30, 1996 (AS USED HEREIN, THE TERM  COMPANY REFERS TO TARC,
    CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM
     WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE
        THE MEANINGS ATTRIBUTED TO SUCH TERMS IN THE TARC FILING FROM
                     WHICH THE INFORMATION IS EXCERPTED.)


with another third party to process feedstocks. Recently, the Company has agreed to process approximately 4.3 million barrels of feedstocks under this agreement.

     Environmental compliance and permitting issues are an integral part of the capital expenditures in the Capital Improvement Program. During the next three fiscal years the Company does not expect to incur significant expenses for environmental compliance in addition to the amounts included in the Capital Improvement Program. There is no assurance, however, that costs incurred to comply with environmental laws will not have a material adverse effect on the Company's future results of operations, cash flows or financial condition. The Company also has contingent liabilities with respect to litigation matters as more fully described in Note 6 of Notes to Condensed Financial Statements.

     On December 13, 1995, litigation with Frito-Lay, Inc. was settled. The Company intends to pay $2.5 million to Frito-Lay, Inc. during fiscal year 1997 in accordance with the Tax Allocation Agreement and other relevant documents. As of April 30, 1996, the Company has paid approximately $0.7 million of this obligation.

FORWARD-LOOKING STATEMENTS

      Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. Words such as "anticipates," "expects," "believes" and "likely" indicate forward-looking statements. The Company's management believes that its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include the Company's success in raising additional capital to complete the Capital Improvement Program (as defined below) as scheduled, engineering problems, work stoppages, cost overruns, fluctuations in the commodity prices for petroleum and refined products, casualty losses, conditions in the capital markets and competition.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS:

      15.1 -- Letter of Independent Accountants regarding awareness of incorporation by reference.

      27.1  --  Financial Data Schedule.

(B)   REPORTS ON FORM 8-K

 The following report on Form 8-K was filed during the three months ended July
                                   31, 1996.

                                                           Financial
                                           Item            Statements
                   Date of Report        Reported            Filed
                   --------------        --------          ----------
                   June 17, 1996         Item 5               None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial and accounting officer.




                                         TRANSTEXAS GAS CORPORATION
                                                 (Registrant)





                                         By:   /s/ Edwin B. Donahue
                                             ----------------------------------
                                             Edwin B. Donahue, Vice President
                                              and Chief Financial Officer


September 16, 1996

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER       EXHIBIT
- -------      -------
15.1         Letter of Independent Accountants regarding awareness of
             incorporation by reference.

27.1          Financial Data Schedule