Form 10-Q
period 1996-10-31
TRANSTEXAS GAS CORP
filed 1996-12-16
CIK 904977

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


                For the quarterly period ended October 31, 1996

                         Commission File Number 1-12204



                            --------------------



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

                                 (281) 987-8600
              (Registrant's telephone number, including area code)



                            --------------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X           No
                                                 ---              ---

         The number of shares of common stock of the registrant outstanding on December 16, 1996 was 74,000,000.



================================================================================

                           TRANSTEXAS GAS CORPORATION

                               TABLE OF CONTENTS




                                                                                                          Page
                                                                                                          ----
                                                         PART I.
                                                  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Report of Independent Accountants                                                                  2

          Condensed Consolidated Balance Sheet as of October 31, 1996 and January 31, 1996                   3

          Condensed Consolidated Statement of Operations for the three and nine months ended
             October 31, 1996 and 1995                                                                       4

          Condensed Consolidated Statement of Cash Flows for the nine months ended
             October 31, 1996 and 1995                                                                       5

          Notes to Condensed Consolidated Financial Statements                                            6-20

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                                21-30





                                                         PART II.
                                                    OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                  31

Item 5.  Other Information                                                                                  31

Item 6.  Exhibits and Reports on Form 8-K                                                                   40

Signature                                                                                                   41

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of TransTexas Gas Corporation

We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation as of October 31, 1996, the related condensed consolidated statements of operations for the three and nine months ended October 31, 1996 and 1995 and cash flows for the nine months ended October 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
December 16, 1996

                           TRANSTEXAS GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (In thousands of dollars, except share amounts)
                                  (Unaudited)

                                                                            October 31,     January 31,
                                                                              1996             1996
                                                                            -----------     -----------
                                                 ASSETS
Current assets:
  Cash and cash equivalents                                                 $    19,644      $   11,248
  Interest reserve account                                                       46,000          46,000
  Accounts receivable                                                            46,010          36,251
  Receivable from affiliates                                                       --             3,697
  Inventories                                                                    12,038          11,421
  Other current assets (Note 3)                                                  27,346          50,821
                                                                            -----------      ----------
    Total current assets                                                        151,038         159,438
                                                                            -----------      ----------

Property and equipment                                                        2,145,369       2,008,068
Less accumulated depreciation, depletion and amortization                     1,391,547       1,292,728
                                                                            -----------      ----------

  Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $139,732 and
   $136,360 was excluded from amortization at October 31, 1996
   and January 31, 1996, respectively.                                          753,822         715,340
                                                                            -----------      ----------

Due from affiliates (Note 11)                                                    26,086          11,653
Other assets, net                                                                12,661          37,203
                                                                            -----------      ----------
                                                                            $   943,607      $  923,634
                                                                            ===========      ==========


                        LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Current maturities of long-term debt                                      $     4,775      $    1,335
  Accounts payable                                                               19,567          39,745
  Accrued liabilities (Note 4)                                                   57,172          74,756
                                                                            -----------      ----------
    Total current liabilities                                                    81,514         115,836
                                                                            -----------      ----------

Long-term debt, less current maturities                                           6,754           2,541
Due to affiliates                                                                10,183          --
Production payments                                                              15,355          31,036
Senior secured notes                                                            800,000         800,000
Revolving credit agreement                                                       14,831          20,365
Deferred revenue                                                                 64,401          32,850
Deferred income taxes                                                            26,014          40,256
Other liabilities (Note 5)                                                       77,211          35,190

Commitments and contingencies (Note 2)                                             --              --

Stockholders' deficit:
  Common stock, $0.01 par value, authorized 100,000,000
   shares, issued and outstanding 74,000,000 shares                                 740             740
  Capital deficit                                                              (129,524)       (107,040)
  Retained earnings (accumulated deficit)                                        13,128         (48,140)
                                                                            -----------      ----------
                                                                               (115,656)       (154,440)
  Less advances to affiliates                                                   (37,000)           --
                                                                            -----------      ----------
       Total stockholders' deficit                                             (152,656)       (154,440)
                                                                            -----------      ----------
                                                                            $   943,607      $  923,634
                                                                            ===========      ==========

     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (In thousands of dollars, except share amounts)
                                  (Unaudited)



                                                                Three Months Ended           Nine Months Ended
                                                                    October 31,                 October 31,
                                                            --------------------------  ---------------------------
                                                                1996           1995          1996           1995
                                                            -----------    -----------   -----------    -----------
Revenues:
  Gas, condensate and natural gas liquids                   $    70,993    $    58,124   $   228,694    $   190,447
  Transportation                                                  8,928          8,151        25,798         25,777
  Gains on sale of assets                                            80         --             7,842         --
  Other                                                             103             61           460            294
                                                            -----------    -----------   -----------    -----------
    Total revenues                                               80,104         66,336       262,794        216,518
                                                            -----------    -----------   -----------    -----------

Costs and expenses:
  Operating                                                      25,819         18,968        78,305         59,635
  Depreciation, depletion and amortization                       30,811         26,658        92,356         86,277
  General and administrative                                     15,535          5,379        35,324         24,719
  Taxes other than income taxes                                   2,081          2,738        14,457         10,488
  Litigation settlement                                          --            (18,300)      (96,000)       (18,300)
                                                            -----------    -----------   -----------    -----------
    Total costs and expenses                                     74,246         35,443       124,442        162,819
                                                            -----------    -----------   -----------    -----------
    Operating income                                              5,858         30,893       138,352         53,699
                                                            -----------    -----------   -----------    -----------

Other income (expense):
  Interest income                                                 1,020          1,726         2,944          3,525
  Interest expense, net                                         (21,333)       (21,090)      (73,382)       (59,627)
                                                            -----------    -----------   -----------    -----------
    Total other income (expense)                                (20,313)       (19,364)      (70,438)       (56,102)
                                                            -----------    -----------   -----------    -----------
    Income (loss) before income taxes                           (14,455)        11,529        67,914         (2,403)
Income taxes (benefit)                                           (5,059)        --             2,729         (2,284)
                                                            -----------    -----------   -----------    -----------
    Income (loss) before extraordinary item                      (9,396)        11,529        65,185           (119)
Extraordinary item - loss on early extinguishment
    of debt, net of tax                                             --             --            --         (56,637)
                                                            -----------    -----------   -----------    -----------
    Net income (loss)                                       $    (9,396)   $    11,529   $    65,185    $   (56,756)
                                                            ===========    ===========   ===========    ===========

Net income (loss) per share:
     Income (loss) before extraordinary item                $     (0.13)   $      0.16   $      0.88    $      --
     Extraordinary item                                          --             --             --             (0.77)
                                                            -----------    -----------   -----------    -----------
                                                            $     (0.13)   $      0.16   $      0.88    $     (0.77)
                                                            ===========    ===========   ===========    ===========

Weighted average number of shares outstanding                74,000,000     74,000,000    74,000,000     74,000,000
                                                            ===========    ===========   ===========    ===========





     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands of dollars)
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                                 October 31,
                                                                            ------------------------------
                                                                                1996               1995
                                                                            -----------        -----------
Operating activities:
  Net income (loss)                                                         $    65,185        $   (56,756)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Extraordinary item                                                           --                56,637
     Depreciation, depletion and amortization                                    92,356             86,277
     Amortization of debt issue costs                                             7,654              2,903
     Gains on sale of assets                                                     (7,842)              (424)
     Gain on litigation settlement                                                --               (18,300)
     Deferred income taxes                                                      (14,242)             6,679
     Proceeds from volumetric production payments                                58,621              --
     Amortization of deferred revenue                                           (27,070)             --
     Changes in assets and liabilities:
       Accounts receivable                                                      ( 9,759)              (936)
       Receivable from affiliates                                                   697               (921)
       Inventories                                                                 (617)            (2,201)
       Other current assets                                                       2,837            (12,341)
       Accounts payable                                                           2,225            (15,817)
       Accrued liabilities                                                       27,058            (12,441)
       Due from affiliates                                                      (23,500)           (15,231)
       Other assets                                                              (1,312)              (674)
       Other liabilities                                                         (9,464)             7,126
                                                                            -----------        -----------
            Net cash provided by operating activities                           162,827             23,580
                                                                            -----------        -----------

Investing activities:
  Capital expenditures                                                         (201,630)          (226,707)
  Proceeds from sales of assets                                                  91,559              9,475
  Advances to affiliates                                                        (24,750)            (4,700)
  Repayment of advances by affiliates                                             --                 4,700
  Deposits to interest reserve account                                          (46,000)           (44,722)
  Withdrawals from interest reserve account                                      46,000              --
  Production payment by affiliate                                                 --                 3,547
                                                                            -----------        -----------
            Net cash used by investing activities                              (134,821)          (258,407)
                                                                            -----------        -----------

Financing activities:
  Issuance of dollar-denominated production payments                             16,903             49,500
  Repayments of dollar-denominated production payments                          (34,348)           (12,018)
  Issuance of long-term debt                                                     25,480             10,000
  Principal payments on long-term debt                                          (17,827)           (20,036)
  Issuance of senior secured notes                                                --               800,000
  Retirement of senior secured notes                                              --              (542,500)
  Debt issue costs                                                               (4,284)           (14,916)
  Revolving credit agreement, net                                                (5,534)            (8,701)
                                                                            -----------        -----------
            Net cash provided (used) by financing activities                    (19,610)           261,329
                                                                            -----------        -----------
            Increase in cash and cash equivalents                                 8,396             26,502
Beginning cash and cash equivalents                                              11,248                819
                                                                            -----------        -----------
Ending cash and cash equivalents                                            $    19,644        $    27,321
                                                                            ===========        ===========

Noncash operating and investing activities:
  Change in accounts payable and other liabilities for
      property equipment                                                    $    (4,903)       $     --


     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 1.  GENERAL

         The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to the prior year period to conform to the current period presentation. Unless the context indicates otherwise, the term "Company" refers to TransTexas Gas Corporation and its wholly-owned subsidiaries, TransTexas Transmission Corporation ("TTC") and TransTexas Exploration Corporation ("TTEX"). The Company is indirectly a subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican"). Interim results of operations are not necessarily indicative of the results that may be expected for the year ending January 31, 1997. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Transition Report on Form 10-K for the period ended January 31, 1996.

    LIQUIDITY

         A primary source of funds to meet the Company's debt service and capital requirements is net cash flow provided by operating activities, which is extremely sensitive to the prices the Company receives for its natural gas. The Company has entered into hedge agreements to reduce its exposure to price risk in the spot market for natural gas. However, a substantial portion of the Company's production will remain subject to such price risk. Additionally, significant capital expenditures are required for drilling and development, lease acquisitions, pipeline and other equipment additions. The Company has utilized asset sales and various financings, in addition to cash flow from operating activities, to meet its working capital requirements. The Company anticipates that it will utilize additional financing or sales of assets, as allowed by the indenture (the "Indenture") governing the Company's 11 1/2% Senior Secured Notes due 2002 (the "Notes") to fund planned levels of
operations through January 1997.   No assurance, however, can be given that the
Company's cash flow from operating activities will be sufficient to meet planned capital expenditures, contingent liabilities, and debt service in the future.

         On July 2, 1996, the Company consummated the sale, effective as of May 1, 1996, of producing properties in Zapata County, Texas for consideration of approximately $62 million. On June 17 and August 13, 1996, the Company consummated the sales, effective as of February 1, 1996, of certain other producing properties in Webb County, Texas for consideration of approximately $9.95 million and $21.5 million, respectively. The purchase price for each of the properties discussed above was subject to adjustment for gas sales between the effective date and the closing date. The Company retained the proceeds of all such gas sales.

         The Company has engaged investment banking firms to assist in the following potential transactions: (i) the sale or sale-leaseback of all or a portion of the Company's pipeline system; (ii) the sale of its interest in the Lodgepole prospect in North Dakota; and (iii) the sale of the Company's remaining Lobo Trend producing properties in Webb and Zapata Counties, Texas, and associated undeveloped acreage. If any such transactions are consummated, the Company intends to use the proceeds for general corporate purposes and a possible repurchase of the Notes.

         On June 28, 1996, the Company consummated a settlement of litigation pursuant to which the Company and another plaintiff received approximately $125 million. The Company's share of the settlement proceeds was $96 million.

         In December 1996, the Company issued $189 million in face amount of 13 1/4% Series A Senior Subordinated Notes due 2003 ("Subordinated Notes") to unaffiliated third parties. The Subordinated Notes were sold with original issue discount at a price equal to 52.6166% of the principal amount shown on the face thereof, for gross proceeds of approximately $99.45 million. The Subordinated Notes accrete at a rate of 13 1/4% compounded semi-annually. At such time as the Notes are rated "B1" or better by Moody's Investors Service, Inc. and "BB" or better by Standard & Poor's Corporation, Inc., or when the Notes are paid in full , the Subordinated Notes will be exchanged for notes bearing interest at a rate of 13 1/4% per annum,

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


payable semi-annually on December 31 and June 30. In addition, the holders of the Subordinated Notes will have the right to exchange their notes for notes to be registered under the Securities Act of 1933, as amended. Proceeds from the issuance of the Subordinated Notes will be used for working capital and general corporate purposes.

         As more fully described in Note 2 under the caption "Potential Effects of a Change of Control," an event of default under the indenture covering the notes issued by TransAmerican Refining Corporation ("TARC") could adversely affect the Company's liquidity.

    RECENTLY ISSUED PRONOUNCEMENT

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of." The Company's pipeline assets are  within the scope of SFAS No.
121. The Company adopted the requirements of SFAS No. 121, as of February 1, 1996. Based on the Company's estimates as of October 31, 1996, there have been no events or circumstances that require the recognition of an impairment loss. Gas and oil properties accounted for under the full cost method continue to be subject to a ceiling test limitation on capitalized costs specified by Securities and Exchange Commission regulations.


 2.  COMMITMENTS AND CONTINGENCIES

    LEGAL PROCEEDINGS

        As part of the transfer of the natural gas exploration, production and transmission businesses of TransAmerican to the Company (the "Transfer"), the Company has succeeded to the potential liability, if any, of TransAmerican and certain subsidiaries in connection with the lawsuits described below. The Company has assumed liability for litigation up to $15 million plus the difference, if any, between $10 million and the costs (if less than $10 million) incurred to resolve the disputed claims. Pursuant to an agreement among the Company, TransAmerican and certain of its subsidiaries, as amended (the "Transfer Agreement"), TransAmerican has agreed to indemnify the Company against all losses incurred by the Company in excess of $25 million in connection with (a) disputed claims in TransAmerican's bankruptcy and (b) other litigation assumed by the Company and other agreements related to TransAmerican's plan of reorganization (other than settlements and judgments paid from escrowed cash established in connection with TransAmerican's plan of reorganization). TransAmerican is required to indemnify the Company for all future losses incurred in connection with litigation or bankruptcy claims assumed in the Transfer. Any indemnification payments received from TransAmerican for which the Company is the primary obligor will be considered a contribution of capital. There can be no assurance that TransAmerican will have the financial ability to meet its indemnification obligations.

         FINKELSTEIN.   On April 15, 1990, H.S. Finkelstein filed suit against
TransAmerican in the 49th Judicial District Court, Zapata County, Texas, alleging that TransAmerican failed to pay royalties and improperly marketed oil and gas produced from certain leases. On September 27, 1994, the plaintiff added the Company as an additional defendant. On January 6, 1995, a judgment against TransAmerican and the Company was entered for approximately $18 million in damages, interest and attorneys' fees. The Company and TransAmerican appealed the judgment to the Fourth Court of Appeals, San Antonio, Texas. The Fourth Court of Appeals affirmed the judgment on April 3, 1996. The Company and TransAmerican filed a motion for rehearing. On August 14, 1996, the Fourth Court of Appeals reversed the trial court judgment and rendered judgment in favor of TransAmerican and the Company. On August 29, 1996, the plaintiff filed a motion for stay and a motion for rehearing with the court. On October 9, 1996, the court denied Finkelstein's rehearing request and the case will now proceed to the Supreme Court of Texas.

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


         On April 22, 1991, the plaintiff filed a separate suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiff and seeking damages in an unspecified amount. On November 18, 1993, the plaintiff added the Company as an additional defendant. The parties have agreed to binding arbitration in this matter, which is set for January 6, 1997.

         COASTAL. On October 28, 1991, The Coastal Corporation ("Coastal") filed an action against TransAmerican that was consolidated in the 49th Judicial District Court, Webb County, Texas, alleging breach of contract and tortious interference related to two gas sales contracts and a transportation agreement, seeking unspecified actual and punitive damages and injunctive relief. On April 22, 1994, the court entered a judgment adverse to TransAmerican and the Company requiring them to pay $1.3 million plus $0.7 million in attorneys' fees to Coastal. On May 29, 1996, the Court of Appeals affirmed the judgment. TransAmerican and the Company have appealed to the Supreme Court of Texas. Coastal has abstracted the judgment in Webb and Zapata Counties. While this matter is being judicially resolved, the Company is continuing to furnish gas to Coastal.

         ALAMEDA. On May 22, 1993, Alameda Corporation ("Alameda") sued TransAmerican and John R. Stanley in the 234th Judicial District Court, Harris County, Texas, claiming that TransAmerican failed to account to Alameda for a share of the proceeds TransAmerican received in a 1990 settlement of litigation with El Paso Natural Gas Company ("El Paso"), and that TransAmerican has been unjustly enriched by its failure to share such proceeds with Alameda. The court granted Mr. Stanley's motion for summary judgment. On September 20, 1995, the jury rendered a verdict in favor of TransAmerican. Alameda appealed to the Fourteenth Court of Appeals, which has set the appeal for oral argument on December 18, 1996.

         ASPEN. TransAmerican brought suit on September 29, 1993 against Aspen Services, Inc. ("Aspen"), seeking an audit and accounting of drilling costs that Aspen had charged while providing drilling services to TransAmerican.
This suit is pending in the 215th Judicial District Court, Harris County, Texas. The parties' drilling agreement provided, among other things, that Aspen would receive payment for its drilling-related costs from the production and sale of gas from the wells that were drilled, and that the revenues that TransAmerican would otherwise receive from the wells would be reduced by the amounts received by Aspen. On July 19, 1995, Aspen filed a counterclaim and third party claim against TransAmerican, the Company, and affiliated entities, asserting, among other things, that these entities failed to make certain
payments and properly market the gas from these wells.   Aspen is seeking
damages in an unspecified amount, as well as certain equitable claims. The Company and its affiliates are vigorously contesting this claim.

         MCNAMARA. On June 28, 1996, the Company consummated a settlement of litigation with Tennessee Gas Pipeline Company ("Tennessee") that was filed on October 14, 1993 in the 244th Judicial District Court, Ector County, Texas ("Tennessee lawsuit") pursuant to which the Company and another plaintiff received approximately $125 million from Tennessee. The Company's share of the settlement proceeds was $96 million. On July 2, 1996, John McNamara, Jr. et al. ("The Hubberd Trusts") filed a new suit against the Company in the 241st District Court, Webb County, Texas asserting that the Company had breached its duties to The Hubberd Trusts under certain oil and gas leases and that the Company owed The Hubberd Trusts 25% of the gross settlement proceeds, or approximately $31.25 million.

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


Trial began in Ector County, Texas on December 3, 1996 and is currently underway.

         BRIONES. In an arbitration proceeding, Jesus Briones, a lessor, claimed that one of the Company's wells on adjacent lands had been draining natural gas from a portion of his acreage leased to the Company on which no well had been drilled. On October 31, 1995, the Arbitrator decided that drainage had occurred. On June 3, 1996, the Arbitrator issued a letter indicating that drainage damages would be awarded to Briones in the amount of approximately $1.4 million. The Arbitrator entered his award of damages on
June 27, 1996.   On July 3, 1996, the Company filed a petition in the 49th
Judicial District Court, Zapata County, Texas, to vacate the Arbitrator's award. Briones also filed its petition to confirm the Arbitrator's award. On September 30, 1996, the court consolidated the petitions into one suit. Discovery is proceeding and a hearing will be held on January 17, 1997 regarding any pending motions for summary judgment filed by the parties.

         FROST. On November 10, 1994, Frost National Bank filed suit against the Company in the 111th Judicial District Court, Webb County, Texas, seeking a declaratory judgment determination that the Company failed to properly and accurately calculate royalties under a lease. The plaintiff has demanded $10 million plus interest. This litigation is in the discovery stage and trial is set for May 19, 1997.

         BENTSEN. On August 13, 1990, Calvin R. Bentsen, et al. filed suit against TransAmerican and Mr. Stanley in the 139th Judicial District Court, Hidalgo County, Texas, seeking a portion of the El Paso settlement proceeds, and an accounting of monies allegedly owed to them, claiming that TransAmerican produced gas that belonged to them without their knowledge and that TransAmerican entered into an oral agreement with them which entitled them to receive a portion of the El Paso settlement proceeds. TransAmerican intends to vigorously defend this claim. This case has been reset for trial to begin on January 27, 1997.

         FARIAS. On February 15, 1996, Celita Suzana Farias filed a wrongful death action in the 93rd District Court, Hidalgo County, Texas, against the Company and one of its contractors for fatal injuries suffered by the plaintiff's husband at the Yzaguirre Heirs #3 Well on February 13, 1996. The plaintiff alleges the defendants operated a crane in such a manner that they were negligent and grossly negligent. The plaintiff seeks unspecified damages. On March 7, 1996, the mother of the deceased Company employee filed a petition in intervention also alleging negligence, gross negligence and malice and seeking unspecified damages. This litigation is in the discovery stage.

         KATHRYN M. On June 8, 1995, Kathryn M., Inc., et al., filed suit against TransAmerican in the 333rd Judicial District Court (subsequently transferred to the 334th Judicial District Court), Harris County, Texas, alleging that the plaintiffs, as nonparticipating royalty interest owners in certain leases, are entitled to receive a portion of the settlement proceeds
received  by TransAmerican from El Paso.   On April 16, 1996, additional
nonparticipating royalty interest owners intervened, making the same claims as the plaintiffs. In June 1996, TransAmerican filed its motion for summary judgment. Plaintiffs also filed a motion for partial summary judgment. On August 2, 1996, the court denied TransAmerican's motion and plaintiffs' motion. The plaintiffs and intervenors agreed on November 15, 1996 to dismiss their claims without prejudice.

         GENERAL. The Company is also a named defendant in other ordinary course, routine litigation incidental to its business. Although the outcome of these other lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position. At October 31, 1996, the possible range of estimated losses related to all of the claims described in this Note 2 in addition to the estimates accrued by the Company is $0 to $59 million. The resolution in any reporting period of one or more of these matters in a manner adverse to the Company could have a material impact on the Company's results of operations and cash flows for that period. Litigation expense, including legal fees, totaled approximately $8 million and $1 million for the quarters ended October 31, 1996 and 1995, respectively, and approximately $15 million and $10 million for the nine

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


months ended October 31, 1996 and 1995, respectively. The Company has delivered letters of credit and placed into escrow cash, which letters of credit and cash total approximately $21.1 million, to be applied to certain of the litigation claims described above.

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

    PRODUCTION PAYMENTS

         On February 28, 1995, the Company sold to an unaffiliated third party a term royalty in the form of a dollar-denominated production payment in certain of the Company's properties for proceeds of $49.5 million, less closing costs of approximately $2 million. This production payment was paid in full in May 1996 with a portion of the proceeds of the volumetric production payment described below.

         In January 1996, the Company sold to an unaffiliated third party a term overriding royalty interest in the form of a volumetric production payment on certain of its producing properties. For net proceeds of approximately $33 million, the Company conveyed to the third party a royalty on approximately 29 Bcf of natural gas, which amount can increase if certain minimum monthly volumes are not delivered to the production payment interest. In February 1996, the Company and the third party amended this purchase agreement to include an additional 14 Bcf which were sold to the third party for a purchase price of approximately $16 million. At October 31, 1996, approximately 28 Bcf of natural gas remained subject to this production payment.

         In May 1996, the Company sold to an unaffiliated third party an additional term overriding royalty interest in the form of a volumetric production payment on certain of the Company's producing properties. For net proceeds of approximately $43 million, the Company conveyed to the third party a royalty on approximately 37 Bcf of natural gas, which amount can increase if certain minimum monthly volumes are not delivered to the production payment interest. The Company used approximately $25 million of these net proceeds to terminate the dollar-denominated production payment described above. At October 31, 1996, approximately 29 Bcf of natural gas remained subject to this production payment.

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


         In September 1996, the Company sold to an unaffiliated third party a term overriding royalty in the form of a dollar-denominated production payment in certain of the Company's properties for net proceeds of $13.5 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16.0% annual interest rate on the unpaid portion of such primary sum.

         In September 1996, the Company entered into a drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by the Company. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $16.5 million. The program wells are subject to a dollar-denominated production payment equal to the principal amount of such reimbursed costs, plus an amount equivalent to a 17.5% annual interest rate on the unpaid portion of such principal amount.

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

    POSSIBLE FEDERAL TAX LIABILITY

         Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions of the Internal Revenue Code of 1986, as amended ("COD
Exclusion").   Although the Company believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness, due to factual and legal uncertainties there can be no assurance that the Internal Revenue Service (the "IRS") will not challenge this position, or that the Company's position would be upheld. Under an agreement between the Company, TransAmerican and certain of TransAmerican's subsidiaries (the "Tax Allocation Agreement") the Company has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Pursuant to the Tax Allocation Agreement, any such tax would be offset in future years by alternative minimum tax credits and investment tax credit carryforwards to the extent recoverable from TransAmerican.

    POTENTIAL EFFECTS OF A CHANGE OF CONTROL

         The Indenture provides that, upon the occurrence of a Change of Control (as such term is defined in the Indenture), each holder of the Notes will have the right to require the Company to repurchase such holder's Notes at 101% of the principal amount thereof plus accrued and unpaid interest. A Change of Control would be deemed to occur under the Indenture in the case of certain changes or other events in respect of the ownership or control of the Company, including any circumstance pursuant to which any person or group, other than John R. Stanley and his wholly-owned subsidiaries or the trustee under the indenture governing TARC's $440 million aggregate principal amount of mortgage notes ("TARC Notes") is or becomes the beneficial owner of more than 50% of the total voting power of the Company's then outstanding voting stock, unless the Notes have an investment grade rating for the period

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of the Company that do not constitute a Change of Control under the Indenture may result in a "change of control" of the Company under the terms of the Company's credit facility (the "BNY Facility") and certain equipment financing. Such an occurrence could create an obligation for the Company to repay such other indebtedness. At October 31, 1996, the Company had approximately $22.9 million of indebtedness (excluding the Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that the Company will have sufficient funds to satisfy any such payment obligations.

         TARC owns and operates a large petroleum refinery in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. TARC's refinery was shut down in January 1983 and is currently partially operational. TARC is engaged in a two-phase capital improvement program designed to reactivate the refinery and increase its complexity. In February 1995, TARC issued the TARC Notes that were initially collateralized by, among other things, 55 million shares of the Company's common stock (the "Common Stock"). In March 1996, TARC sold 4.55 million shares of Common Stock to provide additional financing for the capital improvement program. TARC has advised the Company as follows: TARC will require substantial additional financing over the course of the remaining construction period to complete the Capital Improvement Program. Completion schedules and the amount of additional expenditures required will depend upon, among other factors, the structure and timing of additional financing. TARC is currently negotiating with potential third-party investors to provide for additional funding, including strategic equity investors, financial investors and foreign producers of crude oil.

         Primarily because additional financing was not available on a timely basis, TARC management believes that TARC will not be able to complete Phase I of the Capital Improvement Program by February 15, 1997. Under the indenture governing the TARC Notes (the "TARC Indenture") the failure of TARC to complete and test Phase I by February 15, 1997 would constitute an event of default at such date. Any such event of default could result in the sale, following the occurrence of such event of default, of some or all of the remaining 50.45 million shares of Common Stock pledged to collateralize the TARC Notes. A foreclosure on such shares would constitute a "change of control" of the Company under the BNY Facility and certain equipment financing, which may create an obligation for the Company to repay amounts outstanding thereunder, but would not constitute a Change of Control under the Indenture. A sale of such shares following a foreclosure could result in a Change of Control under the Indenture. TARC anticipates that, prior to February 15, 1997, it will solicit the approval of the holders of the TARC Notes with respect to any elements of a proposed financing that otherwise would be limited by the terms of the TARC Indenture, as well as to a revised budget and an extension of the required completion date for Phase I. There can be no assurance that current negotiations will result in additional financing for the Capital Improvement Program, that other financing will be available, or that the requisite approval of the TARC noteholders can be obtained.

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

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


contingencies or the probability of the occurrence of these contingencies cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position.


 3.  OTHER CURRENT ASSETS

         The major components of other current assets are as follows (in thousands of dollars):

                                                                          October 31,       January 31,
                                                                             1996              1996
                                                                          -----------       -----------
     Prepayments:
       Trade                                                              $     5,125       $     2,394
       Drilling                                                                   897             2,070
       Insurance                                                                2,488             1,430
     Properties held for sale                                                   --                6,000
     Restricted cash                                                            --                7,368
     Unrealized loss on commodity price swap agreements                        18,677            31,317
     Other                                                                        159               242
                                                                          -----------       -----------
                                                                          $    27,346       $    50,821
                                                                          ===========       ===========


 4.  ACCRUED LIABILITIES

         The major components of accrued liabilities are as follows (in thousands of dollars):

                                                                          October 31,       January 31,
                                                                             1996              1996
                                                                          -----------       -----------
     Royalties                                                            $    20,203       $     9,793
     Taxes other than income taxes                                              8,679             2,733
     Accrued interest                                                           --               11,756
     Payroll                                                                    6,031             4,832
     Litigation settlements                                                       715             7,053
     Settlement values of commodity price swap agreements                      18,677            31,317
     Insurance                                                                  2,465             1,248
     Other                                                                        402             6,024
                                                                          -----------       -----------
                                                                          $    57,172       $    74,756
                                                                          ===========       ===========

 5.  OTHER LIABILITIES

     The major components of other liabilities are as follows (in thousands of dollars):

                                                                          October 31,       January 31,
                                                                            1996              1996
                                                                          -----------       -----------
     Litigation accrual                                                   $    21,373       $    12,171
     Litigation settlement                                                      1,477             --
     Short-term obligations expected
      to be refinanced:
         Litigation settlement                                                  --               14,747
         Accrued capital expenditures                                          17,500             5,443
         Accrued interest                                                      35,749             --
         Current portion of dollar-denominated production payment               --                1,765
     Other                                                                      1,112             1,064
                                                                          -----------       -----------
                                                                          $    77,211       $    35,190
                                                                          ===========       ===========

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


     In February 1996, the Company completed a financing in the amount of $10 million at an interest rate of 12% per annum and a 36-month term, collateralized by certain operating equipment. In February 1996, the Company also amended a purchase agreement with an unaffiliated third party related to a volumetric production payment to include an additional 14 Bcf which were sold to the third party for a purchase price of approximately $16 million. Proceeds from these transactions, net of current maturities, were used to pay all of the obligations listed above under the caption "Short- term obligations expected to be refinanced" at January 31, 1996.

     In December 1996, the Company issued $189 million in face amount of 13 1/4% Series A Senior Subordinated Notes due 2003 ("Subordinated Notes") to unaffiliated third parties. The Subordinated Notes were sold with original issue discount at a price equal to 52.6166% of the principal amount shown on the face thereof, for gross proceeds of approximately $99.45 million. The Subordinated Notes accrete at a rate of 13 1/4% compounded semi-annually. At such time as the Notes are rated "B1" or better by Moody's Investors Service, Inc. and "BB" or better by Standard & Poor's Corporation, Inc., or when the Notes are paid in full, the Subordinated Notes will be exchanged for notes bearing interest at a rate of 13 1/4% per annum, payable semi-annually on December 31 and June 30. In addition, the holders of the Subordinated Notes will have the right to exchange their notes for notes to be registered under the Securities Act of 1933, as amended. A portion of the proceeds from the issuance of the Subordinated Notes will be used to pay all of the obligations listed above under the caption "Short-term obligations expected to be refinanced" at October 31, 1996.


 6.  SUMMARY FINANCIAL INFORMATION

         The following summary financial information of TTC reflects its financial position as of October 31, 1996 and January 31, 1996 and its results of operations for the three and nine months ended October 31, 1996 and 1995 (in thousands of dollars):

                                                 October 31,       January 31,
                                                    1996              1996
                                                 -----------        ----------
             ASSETS

     Total current assets                        $   12,310         $      811
     Property and equipment, net                     80,389             70,273
     Other assets                                         4                  3
                                                 ----------         ----------
                                                 $   92,703         $   71,087
                                                 ==========         ==========

       LIABILITIES AND EQUITY

     Total current liabilities                   $    4,557         $    6,191
     Total noncurrent liabilities                    37,700             21,016
     Total equity                                    50,446             43,880
                                                 ----------         ----------
                                                 $   92,703         $   71,087
                                                 ==========         ==========

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)



                                                          Three Months Ended        Nine Months Ended
                                                           October 31,               October 31,
                                                        --------------------     ---------------------
                                                          1996        1995         1996         1995
                                                        ---------   --------     ---------   ---------
     Revenues                                           $  24,545   $ 18,083     $  78,146   $  62,891
     Operating expenses                                    21,950     16,129        68,040      52,840
                                                        ---------   --------     ---------   ---------
       Operating income                                     2,595      1,954        10,106      10,051
     Other income (expense)                                    (5)    --                (5)        (47)
                                                        ---------   ---------    --------    ---------
       Income before income taxes                           2,590      1,954        10,101      10,004
     Income taxes                                             906        684         3,535       3,502
                                                        ----------  ---------    ---------   ---------
       Net income                                       $   1,684   $  1,270     $   6,566   $   6,502
                                                        =========   ========     =========   =========

         Included in revenues for the nine months ended October 31, 1996 is a gain of approximately $7.5 million on the sale of the Company's interest in the MidCon Texas pipeline and net gains on the disposition of other equipment. Operating expenses for the three and nine months ended October 31, 1996 increased by approximately $5.8 million and $15.2 million, respectively, from the comparable prior year periods primarily due to increases in the spot market price of natural gas, which resulted in increases in natural gas liquids ("NGLs") and compressor fuel costs.

         TTC conducts significant intercompany activities with TransTexas Gas Corporation and TransAmerican. Included in the results of operations of TTC are the following transactions with affiliates (in thousands of dollars):



                                                         Three Months Ended        Nine Months Ended
                                                             October 31,              October 31,
                                                       ---------------------     ---------------------
                                                          1996        1995         1996         1995
                                                       ---------    --------     ---------   ---------
     Revenues                                          $   5,830    $  7,610     $  19,127   $  24,422
     Operating costs and expenses                         17,016      11,055        51,721      38,539

         Affiliated operating costs and expenses for the three months ended October 31, 1996 and 1995 include the cost of natural gas purchased from TransTexas Gas Corporation of approximately $10 million and $7 million, respectively. Nonaffiliated revenues include the sales of natural gas liquids and condensate extracted from this purchased gas totaling $15 million and $10 million for the respective periods.

         Affiliated operating costs and expenses for the nine months ended October 31, 1996 and 1995 include the cost of natural gas purchased from TransTexas Gas Corporation of approximately $33 million and $26 million, respectively. Nonaffiliated revenues for the respective periods include the sales of natural gas liquids and condensate extracted from this purchased gas of $42 million and $36 million.


 7.  INCOME TAXES

         Total income tax expense (benefit) differs from amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes. The items accounting for this difference are as follows (in thousands of dollars):

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)



                                                        Three Months Ended         Nine Months Ended
                                                            October 31,               October 31,
                                                     -----------------------     ---------------------
                                                       1996           1995         1996        1995
                                                     --------       --------     --------    ---------
     Federal income tax (benefit) at the statutory
        rate                                         $ (5,059)      $  4,035     $ 23,770    $ (21,186)
     Increase (decrease) in tax resulting from:
       Tight sands credit                               --             --          (7,437)       7,842
       Valuation allowance                              --            (4,035)     (13,604)       9,569
                                                     --------       --------     --------    ---------
                                                     $ (5,059)      $  --        $  2,729    $  (3,775)
                                                     ========       ========     ========    =========

         Total income tax expense for the nine months ended October 31, 1995 includes a tax benefit of $1,491 related to an extraordinary item. Due to taxable income related to litigation settlements and asset sales, all of the Company's valuation allowance was reversed in the quarter ended July 31, 1996. The Company's current tax liability payable to TransAmerican totaled approximately $10 million at October 31, 1996.

    DECONSOLIDATION

         TransAmerican Energy Corporation ("TEC") and TARC, both subsidiaries of TransAmerican, currently own approximately 54% and 14%, respectively, of the outstanding common stock of the Company. These shares are pledged as collateral for TARC's outstanding debt securities. TransAmerican Exploration Corporation ("TEXC"), another subsidiary of TransAmerican, owns 5% of the outstanding common stock of the Company, which is pledged as collateral for TEXC's debt securities.

         Under certain circumstances, TransAmerican, TEXC, TEC or TARC may sell or otherwise dispose of shares of common stock of the Company. If, as a result of any sale or other disposition of the Company's common stock, the direct and indirect ownership of the Company by TransAmerican is less than 80% (measured by voting power and value), the Company will no longer be a member of TransAmerican's consolidated group for federal tax purposes (the "TransAmerican Consolidated Group") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement ("Deconsolidation"). Such sales may be necessary to raise funds necessary to complete TARC's capital improvement program. Further, if TEC or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TransAmerican Consolidated Group, then a Deconsolidation of both TARC and the Company from the TransAmerican Consolidated Group would occur. For the taxable year during which Deconsolidation of the Company occurs, which would also be the final year that the Company is a member of the TransAmerican Consolidated Group, TransAmerican would recognize the remaining portion of a previously deferred gain of approximately $266.3 million associated with the Transfer and would be required to pay federal income tax on this gain (the tax is estimated to be between $29 million and $56 million if Deconsolidation occurs in fiscal 1997 and between $24 million and $45 million if Deconsolidation occurs in fiscal 1998). This liability is based on the Company's position that the gain from the Transfer, which occurred in 1993, was deferred under the consolidated return regulations. The deferred gain generally is being included in TransAmerican's taxable income in a manner that corresponds (as to timing and amount) with the realization by the Company of (and, thus, will be offset by) the tax benefits (i.e., additional depreciation, depletion and amortization on, or reduced gain or increased loss from a sale of, the transferred assets) arising from the additional basis created by the Transfer. If, under the terms of the TARC Notes, it was reasonably certain when the TARC Notes were issued that a sufficient amount of the Company's stock would be disposed in the future to cause a Deconsolidation of the Company from the TransAmerican Consolidated Group, it is possible that the Deconsolidation of the Company would be treated as occurring as of the date the TARC Notes were issued. However, TARC has advised the Company that it believes that when the TARC Notes were issued it was not reasonably certain that a Deconsolidation of the Company would

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


occur in the future. Under the Tax Allocation Agreement, the Company is required to pay TransAmerican each year an amount equal to the lesser of (i) the reduction in taxes paid by the Company for such year as a result of any increase in the tax basis of assets acquired by the Company from TransAmerican that is attributable to the Transfer and (ii) the increase in taxes paid by TransAmerican for such year and all prior years attributable to gain recognized by TransAmerican in connection with the contribution of assets by TransAmerican to the Company (less certain amounts paid by the Company for all prior years). The Company estimates that if Deconsolidation occurs in fiscal 1997 or 1998, the amount reimbursed to TransAmerican would be between $15 million and $26 million and between $4 million and $7 million, respectively. Under the terms of the Tax Allocation Agreement, the remaining amount of the tax relating to the gain would be paid to TransAmerican over the remaining lives of the assets transferred. However, the Company could be liable for additional taxes pursuant to the Tax Allocation Agreement and the several liability provisions of federal tax law.

         Generally, under the Tax Allocation Agreement, if net operating losses of the Company are used by other members of the TransAmerican Consolidated Group, then the Company is entitled to the benefit (through reduced current tax payable) of such losses in later years to the extent the Company has taxable income, remains a member of the TransAmerican Consolidated Group, and the other group members have the ability to pay such taxes. If TransAmerican, TEC, TARC or TEXC transfers shares of the Company (or transfers options or other rights to acquire such shares) and, as a result of such transfer, Deconsolidation of the Company occurs, the Company would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of the Company used by other members of the TransAmerican Consolidated Group prior to the Deconsolidation of the Company.

         Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, the Company, TARC or TEC may be required to pay the tax.

         Under the Tax Allocation Agreement, the Company will be required to pay any Texas franchise tax (which is estimated not to exceed $10.6 million) which may be attributable to any gain recognized by TransAmerican on the Transfer and will be entitled to any benefits of the additional basis resulting from the recognition of such gain.


 8.  HEDGING AGREEMENTS

         Beginning in April 1995, the Company entered into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. Pursuant to the Hedge Agreements, either the Company or the counterparty thereto is required to make a payment to the other at the end of each month (the "Settlement Date"). The payments will equal the product of a notional quantity ("Base Quantity") of natural gas and the difference between a specified fixed price ("Fixed Price") and a market price ("Floating Price") for natural gas. The Floating Price is determined by reference to natural gas futures contracts traded on the New York Mercantile Exchange ("NYMEX"). The Hedge Agreements provide for the Company to make payments to the counterparty to the extent that the Floating Price exceeds the Fixed Price, and for the counterparty to make payments to the Company to the extent that the Floating Price is less than the Fixed Price. For the three and nine months ended October 31, 1996, the Company incurred net settlement losses pursuant to the Hedge Agreements totaling approximately $5.4 million and $23.9 million, respectively. As of October 31, 1996, the Company had Hedge Agreements with Settlement Dates ranging from November 1996 through April 1997 involving total Base Quantities aggregating approximately 36.4 TBtu of natural gas. Fixed Prices for these agreements range from $1.70 to $1.72 per MMBtu ($1.76 to $1.78 per Mcf). Floating Prices may not exceed a maximum (the "Maximum Floating Price") of $2.20 per MMBtu ($2.28 per Mcf). At October 31, 1996, the estimated cost to settle these Hedge Agreements would have been approximately $15.4 million. These agreements are accounted for as hedges and accordingly, any

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


gains or losses are deferred and recognized in the month the physical volumes are delivered. At October 31, 1996, the Company maintained $7.2 million in margin accounts related to the Hedge Agreements. The Company may be required to post additional cash margin whenever the daily natural gas futures prices as reported on the NYMEX, for each of the months in which the swap agreements are in place, exceed the Fixed Price. The maximum margin call under each Hedge Agreement will never exceed the product of the Base Quantity for the remaining months under such Hedge Agreement multiplied by the difference between the Maximum Floating Price and the Fixed Price.

         In June 1996, the Company entered into a Master Swap Agreement (the "Master Swap Agreement") with one of its swap counterparties, which replaced a previously existing master agreement governing the swaps between the two parties. The Company's obligations under the Master Swap Agreement are collateralized by a mortgage on a substantial portion of the Company's producing properties. In accordance with the Indenture, the lien created by the mortgage collateralizes obligations up to a maximum of $80.8 million (10% of the SEC PV10 of the Company's most recent reserve report as of the creation of the mortgage). As contemplated by the Indenture, the Trustee under the Indenture has subordinated the lien collateralizing the Notes outstanding thereunder to the lien collateralizing the Company's obligations under the Master Swap Agreement. The maximum amount of obligations of the Company that could be collateralized by the mortgage, based on the swaps in place under the Master Swap Agreement as of December 9, 1996, is approximately $9.1 million. Subject to compliance with certain collateral coverage tests, the Company is not required to provide additional cash margin for any swaps now or hereafter subject to the Master Swap Agreement.


 9.  LITIGATION SETTLEMENTS

         TERRY/PENROD. TransAmerican and a group of TransAmerican's former bank lenders (the "Bank Group") were parties to a consolidated suit filed December 6, 1991, in the United States District Court for the Southern District of Texas, Houston Division, relating to the interpretation of two third-party drilling agreements. Plaintiffs Ensco Offshore Company, f/k/a Penrod Drilling Corporation, Terry Oilfield Supply Co., Inc. and Terry Resources, Inc. ("Terry") sued TransAmerican for approximately $50 million in actual damages
and punitive damages of not less than five times actual damages.   On April 5,
1996, the court entered a final judgment against TransAmerican, the Company and several of their affiliates, in the amount of approximately $43 million, plus interest. On April 18, 1996, the court entered a separate judgment against the same parties for Terry's attorneys' fees of $2 million. In May 1996, the Company paid Terry approximately $19 million and caused escrowed funds held for the benefit of the Bank Group of approximately $22 million to be paid to Terry (See Note 11). Upon payment of the settlement amount, Terry released the judgments, released all liens and reassigned to the Company a production payment in certain properties. Terry dismissed an unrelated administrative proceeding upon payment of the settlement amount described above.

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

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


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


10.  CREDIT AGREEMENTS

         The Company and BNY Financial Corporation entered into an Amended and Restated Accounts Receivable Management and Security Agreement ("BNY Facility"), as of October 31, 1995, for a $40 million line of credit. The BNY Facility was subsequently amended in December 1996. The line of credit is collateralized by accounts receivable and inventory of the Company and is guaranteed by John R. Stanley. The amounts that may be advanced to the Company under this line of credit are based on a percentage of the Company's natural gas receivables from unaffiliated third parties. The amount outstanding under the line of credit as of October 31, 1996 was $14.8 million. The Company expects that it will maintain or increase this level of borrowings under the Agreement for the next twelve months.

         Under the terms of the BNY Facility, as amended, the Company's net loss (including any extraordinary losses) may not exceed $10 million for each six-month period ending on the last day of any fiscal quarter ending after January 31, 1996. This line of credit is also subject to certain other covenants which relate to, among other things, the maintenance of certain financial ratios.

         In May 1996, the Company entered into a Note Purchase Agreement pursuant to which the Company issued notes in the aggregate principal amount of $15.75 million, for aggregate proceeds of $15 million. The notes, which bore interest at 13 1/3% per annum, were paid in full in July 1996. The notes were guaranteed on a senior secured basis by TransAmerican.


11.  TRANSACTIONS WITH AFFILIATES

         In February 1996, the Company purchased the building for its corporate headquarters from TransAmerican for $4 million.

         In December 1994, the Company entered into an interruptible gas sales agreement with TransAmerican, revenues from which totaled approximately $7.8 million for the three months ended October 31, 1995 and $11.7 million and $10.4 million, respectively for the nine months ended October 31, 1996 and 1995. TransAmerican did not purchase any gas from the Company for the three months ended October 31, 1996. The receivable from TransAmerican for natural gas sales totaled approximately $12 million at October 31, 1996. Pursuant to this agreement, interest accrues on all unpaid balances at a rate of prime plus 2% per annum.

         The Company sells natural gas to TARC under an interruptible long-term sales contract. Revenues from TARC under this contract totaled approximately $0.7 million and $1.0 million, respectively, for the three months ended October 31, 1996 and 1995 and $2.2 million and $2.3 million, respectively, for the nine months ended October 31, 1996 and 1995. The receivable from TARC for natural gas sales totaled approximately $2.1 million at October 31, 1996.

                           TRANSTEXAS GAS CORPORATION

                                  (Unaudited)


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

         In July 1996, TTEX loaned $9.5 million to TransAmerican pursuant to the terms of a $25 million promissory note due July 31, 1998 that bears interest, payable quarterly, at 15% per annum. TTEX has made further advances pursuant to the note, subject to the same terms. The amount outstanding under this promissory note totaled approximately $25 million at October 31, 1996. The Company believes that the advances by TTEX to TransAmerican reduce the risk of tax deconsolidation (and potential tax liability of the Company) that could be caused by the sale of shares of the Company's common stock by TransAmerican or its affiliates. TransAmerican did not make its scheduled October 31, 1996 interest payment.

         Pursuant to the terms of the Transfer Agreement, TransAmerican is obligated to indemnify the Company for all future losses incurred in connection with litigation or bankruptcy claims assumed in the Transfer. In order to facilitate the settlement of the Terry/Penrod litigation in May 1996, the Company advanced to TransAmerican $16.4 million of the settlement amount in exchange for a note receivable (see Note 9). In connection with this settlement, the Company received from Terry the reversionary interest in certain producing properties. The Company and TransAmerican had intended that such interests would revert to TransAmerican under the Transfer Agreement; however, the Company retained such interests in partial satisfaction of TransAmerican's indemnity obligations.

         In September 1996, the Company purchased from TransDakota Oil Corporation ("TDOC"), a subsidiary of TransAmerican, certain oil and gas leasehold interests located in the Lodgepole area in North Dakota for approximately $20 million. The Company believes that the combination of these interests, together with the Company's other interests in the Lodgepole area, will produce a more marketable property package. The purchase price was $3.9 million greater than TDOC's basis in the properties. The properties have been recorded in the Company's financial statements at carryover basis and the $3.9 million has been classified as a reduction of retained earnings.

         The Company provides accounting and legal services to TARC and TEC and drilling and workover, administrative and procurement, accounting, legal, lease operating, and gas marketing services to TransAmerican pursuant to a services agreement (the "Services Agreement"). The Company provides general commercial legal services and certain accounting services (including payroll, tax, and treasury services) to TARC and TEC for a fee of $26,000 per month. At TransAmerican's request, the Company, at its election, may provide drilling and workover services. The receivable from TransAmerican for drilling, workover and administrative services totaled approximately $19 million at October 31, 1996.

          In September 1996, the Company and TransAmerican entered into an agreement pursuant to which the Company obtained an $11.5 million dollar-denominated production payment, subsequently increased to $19 million, bearing interest at 17% per annum, burdening certain oil and gas interests owned by TransAmerican as a source of repayment for certain of the receivables from TransAmerican discussed above. At October 31, 1996, $37 million of remaining related-party receivables has been recorded as a contra-stockholder equity account due to uncertainties regarding the repayment terms for such receivables.

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

         The Company's operating data for the three and nine months ended October 31, 1996 and 1995, is as follows:

                                                     Three Months Ended         Nine Months Ended
                                                         October 31,                 October 31,
                                                   ----------------------    -----------------------
                                                     1996          1995         1996          1995
                                                   ---------    ---------    ---------     ---------
Sales volumes:
  Gas (Bcf) (1)                                        38.1         32.5         112.4         103.5
  NGLs (MMgal)                                         39.3         32.9         128.6         136.9
  Condensate (MBbls)                                    120          125           400           409
Average prices:
  Gas (dry)  (per Mcf) (2)                          $  1.62       $ 1.44       $  1.87       $  1.40
  NGLs (per gallon)                                     .38          .29           .33           .26
  Condensate (per Bbl)                                22.07        16.82         20.47         17.71
  Number of gross wells drilled                          34           26           111            68
  Percentage of wells completed                          79%          73%           73%           60%

______________________
(1)  Sales volumes for the three and nine months ended October 31, 1996 include
     9.5 Bcf and 23.5 Bcf, respectively, delivered pursuant to a volumetric production payment.
(2) Average price for the three and nine months ended October 31, 1996 includes amounts delivered under volumetric production payments. The average gas price for the Company's undedicated production for these periods was $1.87 per Mcf and $2.05 per Mcf, respectively. Gas prices do not include the effect of hedging agreements.

  A summary of the Company's operating expenses is set forth below (in millions of dollars):

                                                        Three Months Ended          Nine Months Ended
                                                           October 31,                October 31,
                                                     -----------------------     ----------------------
                                                       1996          1995          1996         1995
                                                     ---------    ----------     ---------   ----------
Operating costs and expenses:
   Lease                                             $     7.2    $      5.7     $    20.2   $     15.0
   Pipeline                                                8.9           6.1          25.2         17.5
   Natural gas liquids                                     9.7           7.2          32.9         27.1
                                                     ---------    ----------     ---------   ----------
                                                          25.8          19.0          78.3         59.6
Taxes other than income taxes (1)                          2.1           2.7          14.4         10.5
                                                     ---------    ----------     ---------   ----------
   Total                                             $    27.9    $     21.7     $    92.7   $     70.1
                                                     =========    ==========     =========   ==========

-----------------------------
(1) Taxes other than income taxes include severance, property, and other taxes.

     The Company's average depletion rates have been as follows:

                                                        Three Months Ended          Nine Months Ended
                                                           October 31,                October 31,
                                                     -----------------------     ----------------------
                                                       1996          1995          1996         1995
                                                     ---------    ----------     ---------   ----------
   Depletion rates (per Mcfe)                        $     .94    $      .74     $     .93   $      .76

         The Company's Consolidated EBITDA, as defined in the Indenture, which consists of the Company's earnings before consolidated fixed charges (including capitalized interest and the interest component of rent expense totaling approximately $4.2 million and $4.4 million for the quarters ended October 31, 1996 and 1995, respectively, and $12.2 million and $5.5 million, respectively, for the nine months ended October 31, 1996 and 1995), income taxes, depreciation, depletion, and amortization are set forth below (in millions of dollars):

                                                        Three Months Ended         Nine Months Ended
                                                           October 31,                 October 31,
                                                     -----------------------     ----------------------
                                                       1996         1995           1996         1995
                                                     ---------    ----------     ---------   ----------
   Consolidated EBITDA                               $    41.8    $     63.6     $   245.8   $    149.0


   THREE MONTHS ENDED OCTOBER 31, 1996, COMPARED WITH THE THREE MONTHS ENDED OCTOBER 31, 1995

          Gas, condensate and NGLs revenues for the three months ended October 31, 1996 increased by $12.9 million from the comparable prior year quarter, due primarily to increases in gas, condensate and NGL sales prices and gas and NGL sales volumes. The average monthly prices received per Mcf of gas, excluding amounts dedicated to volumetric production payments, ranged from $1.70 to $1.99 in the three months ended October 31, 1996, compared to a range of $1.33 to $1.57 in the same period in the prior year. The increase in gas sales volumes is due primarily to increased production from the Company's Bob West North development area, offset in part by the normal decline in natural gas production from the Company's producing properties in the Lobo Trend along with the sales of certain of the Company's Lobo Trend properties. As of October 31, 1996, the Company had a total of 832 producing wells compared to 951 at October 31, 1995. NGL sales volumes increased as a result of increases in the volumes of natural gas processed. Transportation revenues increased by $0.8 million over the prior year quarter due to increases in volumes transported through the Company's pipeline system. The Company currently transports a portion of its production from the Bob West and Bob West North development areas through a third-party pipeline.

         Lease operating expenses for the quarter ended October 31, 1996 increased by $1.5 million over the comparable prior year period primarily due to the initiation in the first quarter of the current fiscal year of a program to increase flow rates on certain of the Company's wells. This program included the installation of leased wellhead compressors and additional workover projects. Pipeline operating expenses increased by $2.8 million due primarily to increases in compressor fuel costs and chemicals used in the operation of the Company's amine plants. NGLs cost increased by $2.5 million from the comparable quarter in the prior year due to increases in the cost and volumes of natural gas processed. Depreciation, depletion and amortization expense for the three months ended October 31, 1996 increased by $4.2 million due to a $0.20 increase in the depletion rate, offset in part by a decrease in the Company's undedicated natural gas production. General and administrative expenses increased by $10.1 million in the three months ended October 31, 1996, due primarily to increases in litigation accruals, wages and benefits and outside services. Taxes other than income taxes decreased by $0.6 million from the prior year quarter due primarily to a reduction in ad valorem taxes, offset in part by an increase in severance taxes. The gain on litigation settlement of $18.3 million in the prior year period represents the value of properties received in a litigation settlement.

         Interest income for the three months ended October 31, 1996 decreased by approximately $0.7 million over the comparable prior year period due to increased cash balances in the prior year quarter resulting from the issuance of the Notes in June 1995. Interest expense increased by $0.2 million over the same period of the prior year primarily as a result of a decrease in the amount of interest capitalized in connection with the acquisition of certain of the Company's gas and oil properties, offset in part by interest accrued on the Company's dollar-denominated production payment in the prior year quarter.




    NINE MONTHS ENDED OCTOBER 31, 1996, COMPARED WITH THE NINE MONTHS ENDED OCTOBER 31, 1995

         Gas, condensate and NGL revenues for the nine months ended October 31, 1996 increased by $38.2 million from the comparable period of the prior year, due primarily to increases in gas, condensate and NGL sales prices and gas sales volumes, offset in part by decreases in NGL sales volumes. The average monthly prices received per Mcf of gas, excluding amounts dedicated to volumetric production payments, ranged from $1.70 to $2.45 in the nine months ended October 31, 1996, compared to a range of $1.29 to $1.57 in the same period in the prior year. The increase in gas sales volumes is due primarily to increased production from the Company's Bob West North development area, offset in part by the normal decline in natural gas production from the Company's Lobo Trend wells and the sale of a portion of the Company's Lobo Trend properties. NGLs sales volumes decreased as a result of decreases in the volumes of natural gas processed. Transportation revenues remained at prior year levels as increases in gas sales volumes from the Company's Bob West North development areas transported through the Company's pipeline system were offset by the declines in production from the Company's Lobo Trend wells.

         Lease operating expenses in the nine months ended October 31, 1996 increased by $5.2 million from the prior year period due primarily to increases in repairs and maintenance and workover expense attributable to an increase in the number of producing wells prior to the sale of certain of the Company's Lobo Trend properties and the initiation in the first quarter of the current fiscal year of a program to increase flow rates on certain of the Company's wells. This program included the installation of leased wellhead compressors and additional workover projects. Pipeline operating expenses increased by $7.7 million due primarily to increases in compressor fuel costs and chemicals used in the operation of the Company's amine plants. NGLs cost increased by $5.8 million from the comparable period in the prior year due to increases in the cost of natural gas used in NGL processing, offset by a decrease in volumes of natural gas processed. Depreciation, depletion and amortization expense for the nine months ended October 31, 1996 increased by $6.1 million due to a $0.17 increase in the depletion rate, offset in part by the decrease in the Company's undedicated natural gas production. General and administrative expenses increased by $10.6 million in the nine months ended October 31, 1996, due primarily to increases in litigation accruals and wages and benefits. Taxes other than income taxes increased by $3.9 million over the comparable prior year period due primarily to an increase in severance taxes, including an accrual of $1.5 million as a result of a severance tax audit adjustment, offset in part by a reduction of ad valorem taxes.

         Interest income for the nine months ended October 31, 1996 decreased by approximately $0.6 million from the comparable period of the prior year due to higher average cash balances in the prior year period resulting from the issuance of the Notes in June 1995. Interest expense increased by $13.8 million primarily as a result of interest accrued on the Notes, offset in part by an increase of $6.5 million of interest capitalized in connection with the acquisition of the Company's unevaluated gas and oil properties.

         Cash flow from operating activities for the nine months ended October 31, 1996 increased by approximately $139.2 million from the prior-year period due primarily to cash received in the settlement of take-or-pay litigation in the second quarter of the current fiscal year and proceeds from the sale of volumetric production payments.

         Cash used in investing activities decreased by $123.6 million due to decreases in lease acquisitions, along with proceeds from the sale of certain of the Company's producing properties, offset in part by advances to affiliates.

         Cash flow from financing activities decreased by approximately $280.9 million from the comparable prior year period due primarily to the issuance of the Notes in June 1995.

    LIQUIDITY AND CAPITAL RESOURCES

         A primary source of funds to meet the Company's capital and debt service requirements is net cash flow provided by operating activities, which is dependent on the prices the Company receives for the volumes of natural gas the Company produces. The Company has entered into hedge agreements to reduce a portion of its exposure to fluctuations in natural gas prices. See Note 8 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

         The Company makes substantial capital expenditures for the exploration, development and production of its natural gas reserves. The Company has financed these expenditures primarily with cash from operations, public offerings of debt and equity securities, the sale of production payments, asset sales and other financings. For the nine months ended October 31, 1996, total capital expenditures were $206 million, including $16 million for lease acquisitions, $165 million for drilling and development and $25 million for the Company's gas gathering and pipeline system and other equipment.

         The Company anticipates total capital expenditures of approximately $275 million and $235 million in fiscal 1997 and fiscal 1998, respectively, subject to Indenture requirements and available cash flow, of which approximately $230 million and $195 million, respectively, will be used for drilling and development, and $25 million and $20 million, respectively, for the Company's gas gathering and pipeline system (including pipeline expansion into the La Grulla development area), and other equipment and seismic acquisition. The Company anticipates expenditures of approximately $20 million in both fiscal years for lease acquisitions. If revenues decrease, certain contingent obligations of the Company become fixed or the Company's level of capital expenditures is limited by the Indenture, the Company may not have sufficient funds for, or may be restricted in maintaining the level of, capital expenditures necessary to replace its reserves or to maintain production at current levels and, as a result, production may decrease over time. Under the Indenture and BNY Facility, the Company is required to limit its capital expenditures in a fiscal quarter if its Working Capital (as defined) at the end of the preceding quarter is less than $20 million.

         Although cash from operating activities for the nine months ended October 31, 1996 has increased due to sales of volumetric production payments and litigation settlements, net cash provided by operating activities declined over the three and one-half years ended January 31, 1996. No assurance can be given that the Company's cash flow from operating activities will be sufficient to meet planned capital expenditures, contingent liabilities and debt service in the future. In addition to cash flow from operating activities, the Company has utilized asset sales and various financings to meet its working capital requirements. The Company anticipates that it will utilize additional financing or sales of assets, as allowed by the Indenture, to fund planned levels of operations and to meet its obligations, including its obligations under the Indenture, through January 1997.

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

         In January 1996, the Company sold to an unaffiliated third party a term overriding royalty interest in the form of a volumetric production payment carved out of its interests in certain of its producing properties. For net proceeds of approximately $33 million, the Company conveyed to the third party a term overriding royalty equivalent to a base volume of approximately 29 Bcf of natural gas, subject to certain increases in the base volume and in the percentage interest dedicated if certain minimum performance and delivery requirements are not met. In February 1996, in consideration for additional net proceeds of approximately $16 million, the Company supplemented the production payment to subject a percentage of its interests in certain additional producing properties to the production payment and to include additional volumes of approximately 14 Bcf of natural gas within the base volume subject to the production payment. At October 31, 1996, approximately 28 Bcf of natural gas remained subject to this production payment.

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

         In May 1996, the Company sold to two unaffiliated third parties a volumetric production payment for net proceeds of approximately $43 million. The Company conveyed to the third parties a term overriding royalty equivalent to a base volume of approximately 37 Bcf of natural gas, subject to certain increases in the base volume and in the percentage interest dedicated if certain minimum performance and delivery requirements are not met. Concurrently with the closing of that transaction, the Company and one of the unaffiliated third parties terminated, prior to the expiration of its stated term, a dollar-denominated term overriding royalty interest previously sold by the Company to that unaffiliated third party for a payment by the Company of approximately $25 million. As a result of such termination, the remaining base volume from the previously sold overriding royalty interest was conveyed to the Company. At October 31, 1996, approximately 29 Bcf of natural gas remained subject to this production payment.

         In May 1996, the Company entered into a Note Purchase Agreement pursuant to which the Company issued notes in the aggregate principal amount of $15.75 million for aggregate proceeds of $15 million. The notes, which bore interest at 13 1/3% per annum, were paid in full in July 1996. The notes were guaranteed on a senior secured basis by TransAmerican.

         In June 1996, the Company entered into an agreement with one of its swap counter parties as a result of which the Company, subject to compliance with certain collateral coverage tests, will not be required to make cash margin deposits with respect to the swaps covered by such agreement. See Note 8 to the Condensed Consolidated Financial Statements included elsewhere in this report.

         In September 1996, the Company sold to an unaffiliated third party a term royalty in the form of a dollar-denominated production payment in certain of the Company's properties for proceeds of $13.5 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16.0% annual interest rate on the unpaid portion of such primary sum.

         In September 1996, the Company entered into a drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by the Company. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $16.5 million. The program wells are subject to a dollar-denominated production payment equal to the principal amount of such reimbursed costs, plus an amount equivalent to a 17.5% annual interest rate on the unpaid portion of such principal amount.

         In February 1996, the Company purchased the building for its corporate headquarters from TransAmerican for $4 million.

         In December 1994, the Company entered into an interruptible gas sales agreement with TransAmerican, revenues from which totaled approximately $7.8 million for the three months ended October 31, 1995 and $11.7 million and $10.4 million, respectively for the nine months ended October 31, 1996 and 1995. TransAmerican did not purchase any gas from the Company for the three months ended October 31, 1996. The receivable from TransAmerican for natural gas sales totaled approximately $12 million at October 31, 1996. Pursuant to this agreement, interest accrues on all unpaid balances at a rate of prime plus 2% per annum.

         The Company sells natural gas to TARC under an interruptible long-term sales contract. Revenues from TARC under this contract totaled approximately $0.7 million and $1.0 million, respectively, for the three months ended October 31, 1996 and 1995 and $2.2 million and $2.3 million, respectively, for the nine months ended October 31, 1996 and 1995. The receivable from TARC for natural gas sales totaled approximately $2.1 million at October 31, 1996.

         As of January 1996, the Company and TTEX entered into a drilling program agreement. Pursuant to the agreement, TTEX received a portion of revenues, in the form of a production payment, from certain of the Company's wells. The production payment was transferred in consideration of a note payable in the amount of $23.6 million issued by TTEX. In July 1996, TTEX transferred this production payment to the Company in the form of a dividend, and the Company forgave the $13.2 million remaining balance of the note payable.

         In July 1996, TTEX loaned $9.5 million to TransAmerican pursuant to the terms of a $25 million promissory note due July 31, 1998 that bears interest, payable quarterly, at 15% per annum. TTEX has made further advances pursuant to the note, subject to the same terms. The amount outstanding under this promissory note totaled approximately $25 million at October 31, 1996.
The Company believes that the advances by TTEX to TransAmerican reduce the risk of tax deconsolidation (and potential tax liability of the Company) that could be caused by the sale of TransTexas shares by TransAmerican or its affiliates. TransAmerican did not make its October 31, 1996 scheduled interest payment.

         Pursuant to the terms of the Transfer Agreement, TransAmerican is obligated to indemnify the Company for all future losses incurred in connection with litigation or bankruptcy claims assumed in the Transfer. In order to facilitate the settlement of the Terry/Penrod litigation in May 1996, the Company advanced to TransAmerican $16.4 million of the settlement amount in exchange for a note receivable. In connection with this settlement, the Company received from Terry the reversionary interest in certain producing properties. The Company and TransAmerican had intended that such interests would revert to TransAmerican under the Transfer Agreement; however, the Company retained such interests in partial satisfaction of TransAmerican's indemnity obligations.

         In September 1996, the Company purchased from TDOC, a subsidiary of TransAmerican, certain oil and gas leasehold interests located in the Lodgepole area in North Dakota for approximately $20 million. The Company believes that the combination of these interests, together with the Company's other interests in the Lodgepole area, will produce a more marketable property package. The purchase price was $3.9 million greater than TDOC's basis in the properties. The properties have been recorded in the Company's financial statements at carryover basis and the $3.9 million has been classified as a reduction of retained earnings.

         The Company provides accounting and legal services to TARC and TEC and drilling and workover, administrative and procurement, accounting, legal, lease operating, and gas marketing services to TransAmerican pursuant to the Services Agreement. The Company provides general commercial legal services and certain accounting services (including payroll, tax, and treasury services) to TARC and TEC for a fee of $26,000 per month. At TransAmerican's request, the Company, at its election, may provide drilling and workover services. The receivable from TransAmerican for drilling, workover and administrative services totaled approximately $19 million at October 31, 1996.

          In September 1996, the Company and TransAmerican entered into an agreement pursuant to which the Company obtained an $11.5 million dollar-denominated production payment, subsequently increased to $19 million, bearing interest at 17% per annum, burdening certain oil and gas interests owned by TransAmerican as a source of repayment for certain of the receivables from TransAmerican discussed above. At October 31, 1996, $37 million of remaining related-party receivables has been recorded as a contra-stockholder equity account due to uncertainties regarding the repayment terms for such receivables.

         On July 2, 1996, the Company consummated the sale, effective as of May 1, 1996, of producing properties in Zapata County, Texas for consideration of approximately $62 million. On June 17, and August 13, 1996, the Company consummated the sales, effective as of February 1, 1996, of certain other producing properties in Webb County, Texas for consideration of approximately $9.95 million and $21.5 million, respectively. The purchase price for each of the properties discussed above was subject to adjustment for gas sales between the effective date and the closing date. The Company retained the proceeds of all such gas sales.

         The Company has engaged investment banking firms to assist in the following potential transactions: (i) the sale or sale-leaseback of all or a portion of the Company's pipeline system; (ii) the sale of its interest in the Lodgepole prospect in North Dakota; and (iii) the sale of the Company's remaining Lobo Trend producing properties in Webb and Zapata Counties, Texas, and associated undeveloped acreage. If any such transactions are consummated, the Company intends to use the proceeds for general corporate purposes and a possible repurchase of the Notes.

         The Company currently has a $40 million credit facility with BNY Financial Corporation (the "BNY Facility") pursuant to which it may borrow funds based on the amount of its accounts receivable. At October 31, 1996, the outstanding balance under the BNY Facility was $14.8 million. The BNY Facility requires the Company to maintain certain financial ratios and includes certain covenants. Under the terms of the BNY Facility, as amended, the Company's net loss (including any extraordinary losses) may not exceed $10 million for each six-month period ending on the last day of any fiscal quarter ending after January 31, 1996.

         In December 1996, the Company issued $189 million in face amount of 13 1/4% Series A Senior Subordinated Notes due 2003 ("Subordinated Notes") to unaffiliated third parties. The Subordinated Notes were sold with original issue discount at a price equal to 52.6166% of the principal amount shown on the face thereof, for gross proceeds of approximately $99.45 million. The Subordinated Notes accrete at a rate of 13 1/4% compounded semi-annually. At such time as the Notes are rated "B1" or better by Moody's Investors Service, Inc. and "BB" or better by Standard & Poor's Corporation, Inc., or when the Notes are paid in full, the Subordinated Notes will be exchanged for notes bearing interest at a rate of 13 1/4% per annum, payable semi-annually on December 31 and June 30. In addition, the holders of the Subordinated Notes will have the right to exchange their notes for notes to be registered under the Securities Act of 1933, as amended. Proceeds from the issuance of the Subordinated Notes will be used for working capital and general corporate purposes.

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

    DECONSOLIDATION FOR FEDERAL INCOME TAX PURPOSES

         Under certain circumstances, TransAmerican, TEXC, TEC or TARC may sell
or otherwise dispose of shares of common stock of the Company.   If, as a
result of any sale or other disposition of the Company's common stock, the direct and indirect ownership of the Company by TransAmerican is less than 80% (measured by voting power and value), the Company will no longer be a member of TransAmerican's consolidated group for federal tax purposes (the "TransAmerican Consolidated Group") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement ("Deconsolidation"). Such sales may be necessary to raise funds required to complete TARC's capital improvement program. Further, if TEC or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TransAmerican Consolidated Group, then a Deconsolidation of both TARC and the Company from the TransAmerican Consolidated Group would occur. For the taxable year during which Deconsolidation of the Company occurs, which would also be the final year that the Company is a member of the TransAmerican Consolidated Group, TransAmerican would recognize a previously deferred gain of approximately $266.3 million associated with the Transfer and would be required to pay federal income tax on this gain (the tax is estimated to be between $29 million and $56 million if Deconsolidation occurs in fiscal 1997 and between $24 million and $45 million if Deconsolidation occurs in fiscal 1998). This liability is based on the Company's position that the gain from the Transfer, which occurred in 1993, was deferred under the consolidated return regulations. The deferred gain generally is being included in TransAmerican's taxable income in a manner that corresponds (as to timing and amount) with the realization by the Company of (and, thus, will be offset
by) the tax benefits (i.e., additional depreciation, depletion and amortization on, or reduced gain or increased loss from a sale of, the transferred assets) arising from the additional basis. If, under the terms of the TARC Notes, it was reasonably certain when the TARC Notes were issued that a sufficient amount of the Company's stock would be disposed in the future to cause a Deconsolidation of the Company from the TransAmerican Consolidated Group, it is possible that the Deconsolidation of the Company would be treated as occurring as of the date the TARC Notes were issued. However, TARC has advised the Company that it believes that when the TARC Notes were issued it was not reasonably certain that a Deconsolidation of the Company would occur in the future. Under the Tax Allocation Agreement, the Company is required to pay TransAmerican each year an amount equal to the lesser of (i) the reduction in taxes paid by the Company for such year as a result of any increase in the tax basis of assets acquired by the Company from TransAmerican that is attributable to the Transfer and (ii) the increase in taxes paid by TransAmerican for such year and all prior years attributable to gain recognized by TransAmerican in connection with the contribution of assets by TransAmerican to the Company
(less certain amounts paid by the Company for all prior years). The Company estimates that if Deconsolidation occurs in fiscal 1997 or 1998, the amount reimbursed to TransAmerican would be between $15 million and $26 million and between $4 million and $7 million, respectively. The remaining amount of the tax relating to the gain would be paid over the lives of the assets transferred. However, the Company could be liable for additional taxes pursuant to the Tax Allocation Agreement and the several liability provisions of federal tax law.

         Generally, under the Tax Allocation Agreement, if net operating losses of the Company are used by other members of the TransAmerican Consolidated Group, then the Company is entitled to the benefit (through reduced current tax payable) of such losses in later years to the extent the Company has taxable income, remains a member of the TransAmerican Consolidated Group, and the other group members have the ability to pay such taxes. If TransAmerican, TEXC, TEC, or TARC transfers shares of the Company (or transfers options or other rights to acquire such shares) and, as a result of such transfer, Deconsolidation of the Company occurs, the Company would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of the Company used by other members of the TransAmerican Consolidated Group prior to the Deconsolidation of the Company.

         Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, the Company, TARC or TEC may be required to pay the tax.

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

         The Indenture provides that, upon the occurrence of a Change of Control, each holder of the Notes will have the right to require the Company to repurchase such holder's Notes at 101% of the principal amount thereof plus accrued and unpaid interest. As used in the Indenture, "Change of Control" means (i) any sale, transfer, or other conveyance, whether direct or indirect, of all or substantially all of the assets of the Company, on a consolidated basis, to any "person" or "group" (as such terms are used for purposes of Sections 13(d) and 14(d) of the Exchange Act, whether or not applicable), other than to or among the Company's Wholly Owned Subsidiaries or the trustee under the Indenture, whether in a single transaction or a series of related transactions, unless, immediately after such transaction, John R. Stanley has, directly or indirectly, in the aggregate, sole beneficial ownership of more than 50%, on a fully diluted basis, of the total voting power entitled to vote in the election of directors, managers, or trustees of the transferee, (ii) the liquidation or dissolution of the Company, or (iii) any transaction, event or circumstance pursuant to which any "person" or "group" (as such terms are used for purposes of Sections 13(d) and 14(d) of the Exchange Act, whether or not applicable), other than John R. Stanley and his Wholly Owned Subsidiaries or the trustee under the Indenture, is or becomes the "beneficial owner" (as that term is used in Rules 13d-3 and 13d-5 under the Exchange Act, whether or not applicable, except that a person shall be deemed to be the "beneficial owner" of all shares that any such person has the right to acquire, whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of more than 50% of the total voting power of the Company's then outstanding Voting Stock, unless, at the time of the occurrence of an event specified in clauses (i), (ii) or (iii), the Notes, issued under the Indenture have an Investment Grade Rating provided, however, that if, at any time within 120 days after such occurrence, the Notes cease having an Investment Grade Rating, such event would constitute a "Change of Control." The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of the Company that do not constitute a Change of Control under the Indenture may result in a "change of control" of the Company under the terms of the BNY Facility and certain equipment financing. Such an occurrence could create an obligation for the Company to repay such other indebtedness. At October 31, 1996, the Company had approximately $22.9 million of indebtedness (excluding the Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that the Company will have sufficient funds to satisfy any such payment obligations.

         TARC owns and operates a large petroleum refinery in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. TARC's refinery was shut down in January 1983 and is currently partially operational. TARC is engaged in a two-phase capital improvement program ("Capital Improvement Program") designed to reactivate the refinery and increase its complexity. In February 1995, TARC issued the TARC Notes that were initially collateralized by, among other things, 55 million shares of the Company's common stock (the "Common Stock"). In March 1996, TARC sold 4.55 million shares of Common Stock to provide additional financing for the Capital Improvement Program. TARC has advised the Company as follows: TARC will require substantial additional financing over the course of the remaining construction period to complete the Capital Improvement Program. Completion schedules and the amount of additional expenditures required will depend upon, among other factors, the structure and timing of additional financing. TARC is currently negotiating with potential third-party investors to provide for additional funding, including strategic equity investors, financial investors and foreign producers of crude oil.

         Primarily because additional financing was not available on a timely basis, TARC management believes that TARC will not be able to complete Phase I of the Capital Improvement Program by February 15, 1997. Under the TARC Indenture, the failure of TARC to complete and test Phase I by February 15, 1997
would constitute an event of default at such date.   Any such event of default
could result in the sale, following the occurrence of such event of default, of some or all of the remaining 50.45 million shares of Common Stock pledged to collateralize the TARC Notes. A foreclosure on such shares would constitute a "change of control" of the Company under the BNY Facility and certain equipment financing, which may create an obligation for the Company to repay amounts outstanding thereunder. A sale of such shares following a foreclosure could result in a Change of Control under the Indenture. See "Item 5 - TARC Financial Information". TARC anticipates that, prior to February 15, 1997, it will solicit the approval of the holders of the TARC Notes with respect to any elements of a proposed financing that otherwise would be limited by the terms of the TARC Indenture, as well as to a revised budget and an extension of the required completion date for Phase I. There can be no assurance that current negotiations will result in additional financing for the Capital Improvement Program, that additional financing will be available, or that the requisite approval of the TARC noteholders can be obtained.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         See Notes 2 and 9 to the condensed consolidated financial statements for a discussion of the Company's legal proceedings.


ITEM 5. OTHER INFORMATION

TARC FINANCIAL INFORMATION

         The information relating to TARC which is set forth below is included because a default by TARC on certain of its obligations could, under certain circumstances, result in a change of control of the Company that could require the Company to repay or repurchase the Notes.

         TARC is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (the "Commission"). Such reports and other information can be inspected and copied at the public reference facilities maintained by the Commission. TARC is a separate legal entity that does not control, and is not controlled by, the Company. The Company and TARC have separate operations and are separately managed, although two of the Company's directors and its Chief Executive Officer also hold the same positions with TARC. The Company has no control over the content or presentation of TARC's financial or operating information.

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

       EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE QUARTER ENDED JULY 31, 1996 (AS USED HEREIN, THE TERM COMPANY REFERS
        TO TARC, CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER
         CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH TERMS
         IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)

                       TRANSAMERICAN REFINING CORPORATION

                            CONDENSED BALANCE SHEET
                (In thousands of dollars, except share amounts)
                                  (Unaudited)

                                                                                 JULY 31,       JANUARY 31,
                                                                                  1996             1996
                                                                                ----------      -----------
                                 ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .       $      472      $     2,779
   Long-term debt proceeds held in collateral account . . . . . . . . . .              404           14,840
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . .              109              121
   Receivable from affiliates . . . . . . . . . . . . . . . . . . . . . .              677              118
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,026           37,231
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,618            5,479
                                                                                ----------      -----------
       Total current assets   . . . . . . . . . . . . . . . . . . . . . .           15,306           60,568
                                                                                ----------      -----------

Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .          513,960          430,858
Less accumulated depreciation and amortization  . . . . . . . . . . . . .           13,561           10,244
                                                                                ----------      -----------
       Net property and equipment   . . . . . . . . . . . . . . . . . . .          500,399          420,614
                                                                                ----------      -----------

Long-term debt proceeds held in collateral account  . . . . . . . . . . .           --                9,565
Other assets, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .           25,612           27,576
                                                                                ----------      -----------
                                                                                $  541,317      $   518,323
                                                                                ==========      ===========


       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   19,818      $    23,552
   Payable to affiliates  . . . . . . . . . . . . . . . . . . . . . . . .            3,341            2,957
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .           14,882           14,560
   Product financing arrangements . . . . . . . . . . . . . . . . . . . .           12,922           37,206
                                                                                ----------      -----------
       Total current liabilities    . . . . . . . . . . . . . . . . . . .           50,963           78,275
                                                                                ----------      -----------

Payable to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .           13,505            3,799
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          340,065          316,538
Investment in TransTexas  . . . . . . . . . . . . . . . . . . . . . . . .           21,940           46,586
Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .              843            1,168
Commitments and contingencies (Note 6)  . . . . . . . . . . . . . . . . .           --                --
Stockholder's equity:
   Common stock, $0.01 par value, authorized 100,000,000 shares, issued
         and outstanding 30,000,000 shares  . . . . . . . . . . . . . . .              300              300
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .          248,513          248,513
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . .         (134,812)        (176,856)
                                                                                ----------      -----------
       Total stockholder's equity   . . . . . . . . . . . . . . . . . . .          114,001           71,957
                                                                                ----------      -----------
                                                                                $  541,317      $   518,323
                                                                                ==========      ===========

           See accompanying notes to condensed financial statements.

       EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE QUARTER ENDED JULY 31, 1996 (AS USED HEREIN, THE TERM COMPANY REFERS
        TO TARC, CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER
         CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH TERMS
         IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)


                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF OPERATIONS
                (In thousands of dollars, except share amounts)
                                  (Unaudited)


                                                        THREE MONTHS ENDED                SIX  MONTHS ENDED
                                                             JULY 31,                         JULY 31,
                                                    --------------------------       ---------------------------
                                                       1996            1995             1996             1995
                                                    ----------      ----------       ----------      -----------
Revenues:
  Product sales . . . . . . . . . . . . . . . .     $   --          $   68,435       $   10,857      $    68,993
  Tank rentals  . . . . . . . . . . . . . . . .         --                   1           --                    1
                                                    ----------      ----------       ----------      -----------
    Total revenues  . . . . . . . . . . . . . .         --              68,436           10,857           68,994
                                                    ----------      ----------       ----------      -----------
Costs and expenses:
  Costs of products sold  . . . . . . . . . . .            921          74,139           12,441           75,225
  Processing arrangements, net  . . . . . . . .          1,459          --                3,319           --
  Operations and maintenance    . . . . . . . .          3,544           4,846            6,600            4,572
  Depreciation and amortization . . . . . . . .          1,816           1,773            3,620            3,149
  General and administrative  . . . . . . . . .          3,558           4,091            5,661            5,172
  Taxes other than income taxes . . . . . . . .          2,479           1,041            2,878            2,082
                                                    ----------      ----------       ----------      -----------
    Total costs and expenses  . . . . . . . . .         13,777          85,890           34,519           90,200
                                                    ----------      ----------       ----------      -----------
    Operating loss  . . . . . . . . . . . . . .        (13,777)        (17,454)         (23,662)         (21,206)
                                                    ----------      ----------       ----------      -----------

Other income (expense):
  Interest income . . . . . . . . . . . . . . .             54           2,168              197            4,087
  Interest expense, net . . . . . . . . . . . .           (984)         (7,871)          (2,072)         (12,504)
  Equity in earnings (loss) of TransTexas . . .         10,090          (1,586)          11,091           (2,428)
  Gain on sale of TransTexas stock  . . . . . .         --              --               56,162            --
  Other     . . . . . . . . . . . . . . . . . .             65           5,404              328            2,361
                                                    -----------     ----------       ----------      -----------
    Total other income (expense)  . . . . . . .          9,225          (1,885)          65,706           (8,484)
                                                    -----------     ----------       ----------      -----------
    Income (loss) before extraordinary item . .         (4,552)        (19,339)          42,044          (29,690)
Extraordinary item:
  Equity in extraordinary loss of TransTexas  .         --             (11,497)          --              (11,497)
                                                    -----------     ----------       ----------      -----------
    Net income (loss) . . . . . . . . . . . . .     $   (4,552)     $  (30,836)      $   42,044      $   (41,187)
                                                    ==========      ==========       ==========      ===========

Net income (loss) per share:
   Income (loss) before extraordinary item  . .     $    (0.15)     $    (0.64)      $     1.40      $     (0.99)
   Extraordinary item . . . . . . . . . . . . .         --               (0.38)          --                (0.38)
                                                    ----------      ----------       -----------     -----------
   Net income (loss) per share  . . . . . . . .     $    (0.15)     $    (1.02)      $     1.40      $     (1.37)
                                                    ==========      ==========       ==========      ===========

Weighted average number of shares outstanding .     30,000,000      30,000,000       30,000,000       30,000,000
                                                    ==========      ==========       ==========     ============




           See accompanying notes to condensed financial statements.

       EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE QUARTER ENDED JULY 31, 1996 (AS USED HEREIN, THE TERM COMPANY REFERS
        TO TARC, CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER
         CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH TERMS
         IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS
                           (In thousands of dollars)
                                  (Unaudited)

                                                                                               SIX MONTHS ENDED
                                                                                                   JULY 31,
                                                                                            ---------------------
                                                                                              1996         1995
                                                                                            ---------   ---------
Operating activities:
  Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  42,044   $ (41,187)
  Adjustments to reconcile net income (loss) to net cash used by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . .         3,620       3,149
     Amortization of discount on long-term debt   . . . . . . . . . . . . . . . . . . .            40       7,673
     Amortization of debt issue costs   . . . . . . . . . . . . . . . . . . . . . . . .             3         552
     Equity in (earnings) loss of TransTexas  . . . . . . . . . . . . . . . . . . . . .       (11,091)     13,925
     Gain on sale of TransTexas stock   . . . . . . . . . . . . . . . . . . . . . . . .       (56,162)      --
     Inventory writedown  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           921       1,265
     Changes in assets and liabilities:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (547)     (2,331)
       Inventories    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --        (11,312)
       Prepayments and other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,860      (7,023)
       Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (186)     (2,585)
       Payable to affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           384        (449)
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           512       2,246
       Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            60      (2,688)
                                                                                            ---------   ---------
          Net cash used by operating activities   . . . . . . . . . . . . . . . . . . .       (16,542)    (38,765)
                                                                                            ---------   ---------

Investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (61,587)    (55,068)
                                                                                            ---------   ---------

Financing activities:
  Issuance of long-term debt and warrants   . . . . . . . . . . . . . . . . . . . . . .         --        300,750
  Net proceeds from sale of TransTexas stock  . . . . . . . . . . . . . . . . . . . . .        42,607       --
  Long-term debt and stock sale proceeds held in collateral account   . . . . . . . . .       (26,549)   (173,000)
  Withdrawals from collateral account   . . . . . . . . . . . . . . . . . . . . . . . .        50,550      32,143
  Advances from TransAmerican   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,656         635
  Payment of advances to TransAmerican  . . . . . . . . . . . . . . . . . . . . . . . .        (1,925)    (40,000)
  Debt issue costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --        (20,479)

  Principal payments on capital lease obligations   . . . . . . . . . . . . . . . . . .          (517)       (157)
                                                                                            ---------   ---------
          Net cash provided by financing activities   . . . . . . . . . . . . . . . . .        75,822      99,892
                                                                                            ---------   ---------


          Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . .        (2,307)      6,059

Beginning cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .         2,779          46
                                                                                            ---------   ---------
Ending cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     472   $   6,105
                                                                                            =========   =========

Noncash financing and investing activities:
  Accounts payable for property and equipment   . . . . . . . . . . . . . . . . . . . .     $  (3,547)  $   3,491
  Product financing arrangements  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (24,283)     27,671
  Interest accretion on notes and discount notes capitalized in property and equipment         23,487       9,840
  Contribution of TransTexas stock  . . . . . . . . . . . . . . . . . . . . . . . . . .         --         37,176
  Forgiveness of advances from TransAmerican  . . . . . . . . . . . . . . . . . . . . .         --         71,170


           See accompanying notes to condensed financial statements.

       EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE QUARTER ENDED JULY 31, 1996 (AS USED HEREIN, THE TERM COMPANY REFERS
        TO TARC, CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER
         CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH TERMS
         IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

  GENERAL

     The Company's refinery was inoperative from January 1983 through February 1994. During this period, the Company's revenues were primarily from tank rentals and its expenses were comprised of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. The Company commenced partial operations at the refinery in March 1994 and has operated the vacuum unit intermittently since then. The Company's decision to commence or suspend operations is based on the availability of financing, current operating margins and the need to tie-in units as they are completed. The Company does not consider its historical results to be indicative of future results.

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


THREE MONTHS ENDED JULY 31, 1996, COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1995

     There were no total revenues for the three months ended July 31, 1996 due to processing all of the refinery throughput for third parties pursuant to processing agreements. For the same period in 1995, revenues were $68.4 million.

     Costs of products sold for the three months ended July 31, 1996 consisted of inventory writedowns. Costs of products sold declined to $0.9 million from $74.1 million for the same period in 1995, primarily as a result of operating under processing agreements with third parties whereby the Company had no ownership of feedstocks.

     Operations and maintenance expense for the three months ended July 31, 1996 decreased to $3.5 million from $4.9 million for the same period in 1995, primarily due to decreases in salaries and tank rental charges.

     Taxes other than income taxes for the three months ended July 31, 1996 increased $1.4 million to $2.5 million from $1.1 million for the same period in 1995, primarily due to increased property tax expense.

     Interest income for the three months ended July 31, 1996 decreased $2.1 million as compared to the same period in 1995 primarily due to interest earned in 1995 on the initial $173 million long-term debt proceeds held in the Collateral Account. Interest expense for the three months ended July 31, 1996 decreased $6.9 million, primarily due to a larger portion of interest capitalized in 1996 versus 1995. During the three months ended July 31, 1996, the Company capitalized approximately $16.7 million of interest related to property and equipment additions at the Company's refinery compared to $8.8 million for the three months ended July 31, 1995.

     The equity in earnings (loss) of TransTexas for the three months ended July 31, 1996, reflects the Company's 14.1% equity interest in TransTexas. The Company's interest in TransTexas decreased from 20.3% as a result of the Company's sale of 4.55 million shares of TransTexas stock in March 1996.

       EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE QUARTER ENDED JULY 31, 1996 (AS USED HEREIN, THE TERM COMPANY REFERS
        TO TARC, CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER
         CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH TERMS
         IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)


     Other income for the three months ended July 31, 1995 was $5.4 million which was primarily a result of trading gains on futures contracts.


SIX MONTHS ENDED JULY 31, 1996, COMPARED WITH THE SIX MONTHS ENDED JULY 31,
1995

     Total revenues for the six months ended July 31, 1996 decreased $58.1 million to $10.9 million from $69.0 million for the same period in 1995, primarily as a result of processing the majority of refinery throughput for third parties under processing agreements.

     Costs of products sold for the six months ended July 31, 1996 decreased to $12.4 million from $75.2 million for the same period in 1995, primarily as a result of the Company's processing agreement with third parties under processing agreements.

     Operations and maintenance expense for the six months ended July 31, 1996 increased $2.0 million to $6.6 million from $4.6 million for the same period in 1995, primarily due to an increase in fuel costs and salaries.

     Taxes other than income taxes for the six months ended July 31, 1996 increased $0.8 million to $2.9 million from $2.1 million for the same period in 1995 primarily due to increased property tax expense.

     Interest income for the six months ended July 31, 1996 decreased $3.9 million as compared to the same period in 1995 primarily due to interest earned in 1995 on the initial $173 million long-term debt proceeds held in the Collateral Account. Interest expense for the six months ended July 31, 1996 decreased $10.4 million, primarily due to a larger portion of interest capitalized in 1996 versus 1995. During the six months ended July 31, 1996, the Company capitalized approximately $33.3 million of interest related to property and equipment additions at the Company's refinery.

     The equity in earnings (loss) of TransTexas for the six months ended July 31, 1996, reflects the Company's 20.3% equity interest in TransTexas until the Company's sale of 4.55 million shares of TransTexas stock in March 1996 which decreased the Company's interest in TransTexas to 14.1%.

     Other income for the six months ended July 31, 1995 was $2.4 million which was primarily a result of trading gains on futures contracts.

LIQUIDITY AND CAPITAL RESOURCES

     In connection with the issuance of the TARC Notes, $173 million of the proceeds thereof were deposited into a cash collateral account, designated for use in the Capital Improvement Program. The current budget for the Capital Improvement Program calls for total expenditures of $434 million; however, the Company estimates that expenditures of approximately $146 million to $151 million in addition to the current budget will be required to complete the Capital Improvement Program. The foregoing estimates, as well as other estimates and projections herein, are subject to substantial revision upon the occurrence of future events, such as unavailability of, or delays in, financing, engineering problems, work stoppages, personnel shortages and cost overruns over which the Company may not have any control.

     As of July 31, 1996, expenditures on the Capital Improvement Program funded by or approved for reimbursement from the cash collateral account totaled approximately $205 million. Approximately $0.4 million remained in the cash collateral account as of July 31, 1996. The Company sold 4.55 million shares of TransTexas common stock in March 1996, and deposited approximately $26.6 million of the proceeds of such sale into the cash collateral account in accordance with the requirements of the Indenture. Giving effect to current estimates, additional funding of $374 million to $379 million will be required to complete the Capital Improvement Program, of which approximately $41 million is anticipated to be funded by the Port Commission tax exempt bonds. As of July 31, 1996, the Company had commitments for refinery construction and maintenance of approximately $56.2 million. Additional funds necessary to complete the

       EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE QUARTER ENDED JULY 31, 1996 (AS USED HEREIN, THE TERM COMPANY REFERS
        TO TARC, CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER
         CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH TERMS
         IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)


Capital Improvement Program may be provided from (i) the sale of additional shares of TransTexas common stock held by the Company, (ii) the sale of common stock of the Company, (iii) equity investments in the Company (including the sale of preferred stock of the Company to TEC, funded by the sale of TransTexas common stock held by TEC), (iv) capital contributions or loans by TransAmerican, or (v) other sources of financing, the access to which could require the consent of the holders of the TARC Notes. The Company has entered into preliminary discussions with potential third party investors, including strategic equity investors, financial investors and foreign producers of crude oil. There is no assurance that sufficient funds will be available from these sources on a timely basis or upon terms acceptable to the Company or TransAmerican. If this financing is not available in the near future or if significant engineering problems, work stoppages, personnel shortages or cost overruns occur, the Company likely will not be able to complete and test Phase I of the Capital Improvement Program by February 15, 1997. If required financing is obtained on a timely basis, completion by February 15, 1997 will still prove very difficult. The Company has identified and is considering certain steps to optimize construction completion, including the retention of field supervisors, direct hiring of field supervisors and field labor by the Company's major contractors, adding additional shifts, and modularization and outsourcing of certain construction items. Under the Indenture, the failure of the Company to complete and test Phase I by February 15, 1997 would constitute an Event of Default at such date. Such date, however, may be extended, without an Event of Default to May 15, 1997 or further extended to August 15, 1997 if the Company's fixed charge coverage ratio is 1.25 to 1 for the three month periods ended December 31, 1996 and March 31, 1997, respectively. The Company is actively pursuing transactions that could allow it to meet the requisite ratio.

     As of July 1996, the Company had expended the $173 million placed in the collateral account from the issuance of the TARC Notes as well as the majority of the proceeds from the March 1996 sale of TransTexas common stock. In May 1996, in anticipation of the limited availability of collateral account funds, the Company began scaling back expenditures on the Capital Improvement Program so that remaining funds were expended only on those critical path items necessary to complete and test refinery units by the dates specified in the Indenture. In July 1996, the Company executed a promissory note to TransAmerican for up to $25 million. As of July 31, 1996, the Company had drawn $2.5 million against the note. Also in July 1996, TransAmerican advanced $4.3 million to the Company. This advance has now been included as borrowings under the note. At August 31, 1996, the Company had $19.9 million outstanding under the note. The note bears interest at 15% per annum, with quarterly interest payments beginning in October 1996 and with the principal due in July 1998. These and additional borrowings will be utilized by the Company to fund the critical path items mentioned above, as well as working capital needs, pending additional financing from other sources. There can be no assurance that such borrowings will provide sufficient interim funds to keep the Capital Improvement Program on schedule even if additional financing is eventually obtained.

     The Company and the Port Commission have reached an agreement in principle which would allow for the issuance of approximately $75 million in Port Commission tax exempt bonds, the proceeds of which may be used to construct tank storage facilities, docks and air and waste water treatment facilities. A portion of these facilities was included in the Capital Improvement Program at an estimated cost of $41 million. The issuance of the tax exempt bonds could provide an alternate source of financing for the construction of such facilities. The Port Commission would own the facilities built with the proceeds of the bonds, and the Company would operate the facilities pursuant to a long-term (30-year) lease. There can be no assurance that the issuance of the tax-exempt bonds, which may require the consent of the holders of the TARC Notes, will occur.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As of February 1, 1996, the Company adopted the requirements of SFAS No. 121. The Company currently believes, based on estimates of refining margins and current estimates for costs of the Capital Improvement Program, defined below, that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in constructing and operating a large scale refinery and the uncertainty regarding the Company's ability to complete the Capital Improvement Program (see Note 3), there can be no assurance that the Company will ultimately recover the cost of the refinery.

       EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE QUARTER ENDED JULY 31, 1996 (AS USED HEREIN, THE TERM COMPANY REFERS
        TO TARC, CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER
         CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH TERMS
         IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)


     The Company has incurred losses and negative cash flow from operations as a result of limited refining operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements and losses on refined product sales and processing agreements due to financing costs and low margins. Based on recent refining margins, recent projected levels of operations and debt service requirements, such negative cash flows are likely to continue unless the Company is successful in its pursuit of fixed fee crude processing transactions. In order to operate the refinery and service its debt, the Company must raise additional debt or equity capital in addition to the funds required to complete the Capital Improvement Program. TransAmerican, TEC or the Company may sell securities to raise funds for additional working capital. There is no assurance that necessary additional funding for the refinery expansion and working capital can be obtained or that profitable operations will be ultimately achieved. As a result, there is substantial doubt about the Company's ability to continue as a going concern. If the Company (i) does not complete the Capital Improvement Program timely, (ii) incurs significant cost overruns, (iii) does not ultimately achieve profitable operations, or (iv) ceases to continue operations, the Company's investment in the refinery may not be recovered. The financial statements do not include any adjustments for such uncertainties.

     A change of control or other event that results in deconsolidation of the Company from TransAmerican's consolidated group for federal income tax purposes could result in the acceleration of payment of a substantial amount of federal income taxes by TransAmerican. Each member of a consolidated group filing a consolidated federal income tax return is severally liable for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, the Company or other members may be required to pay the tax. A decision by TEC or the Company to sell TransTexas shares could result in deconsolidation of TransTexas for tax purposes. Such sales may be necessary to raise funds required to complete the Capital Improvement Program. TransAmerican's tax liability which could result from deconsolidation is estimated to be approximately $35 million at July 31, 1996. The Company as a member of the consolidated group is severally liable for this liability. To the extent TransAmerican is unable to fund the entire liability, the Company may be required to pay a portion of this tax. The Company is unable to determine its share, if any, of the liability which would result from deconsolidation because (i) it is uncertain whether deconsolidation will occur and (ii) if deconsolidation should occur, it is uncertain whether the Company would be required to fund any portion of the tax liability under the joint and several provisions.

     The Company enters into financing arrangements to maintain an available supply of feedstocks. Typically, the Company enters into an agreement with a third party to acquire a cargo of feedstock scheduled for delivery to the Company's refinery. The Company pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and the Company commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. The Company also places margin deposits with the third party to permit the third party to hedge its price risk. The Company purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery is not operating, these cargos may be sold on the spot market. During the six months ended July 31, 1996, approximately 1.1 million barrels of feedstocks with a cost of $23 million were sold by a third party on the spot market prior to delivery to the Company without a material gain or loss to the Company.

     In March 1996, the Company entered into a processing agreement with a third party for the processing of various feedstocks at the refinery. Under the terms of the agreement, the processing fee earned by the Company is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. This agreement provides for the Company to process a total of approximately 1.1 million barrels of feedstock. For the six months ended July 31, 1996, the Company incurred a loss of approximately $1.9 million related to this processing agreement primarily as a result of price management decisions.

       EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE QUARTER ENDED JULY 31, 1996 (AS USED HEREIN, THE TERM COMPANY REFERS
        TO TARC, CROSS-REFERENCES ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER
         CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH TERMS
         IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)


     In April 1996, the Company entered into a similar processing agreement with another third party to process feedstocks. As of July 31, 1996, the Company had completed processing approximately 4.3 million barrels of feedstocks and is storing approximately 1.1 million barrels of intermediate and refined products under this agreement. Upon sale of these barrels, the Company and the third party will complete a settlement of the agreement. As of July 31, 1996, the Company recorded a loss of approximately $1.4 million related to this processing agreement primarily as a result of price management decisions.

     In July and September 1996, the Company entered into processing agreements with a third party to process approximately 0.5 million barrels of feedstocks for a fixed price per barrel. Under the terms of the agreement, the Company is responsible for only certain quantity and quality yields.

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

     On December 13, 1995, litigation with Frito-Lay, Inc. was settled. The Company intends to pay $2.5 million to Frito-Lay, Inc. during fiscal year 1997 in accordance with the Tax Allocation Agreement and other relevant documents. As of July 31, 1996, the Company has paid approximately $2.1 million of this obligation.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. Words such as "anticipates," "expects," "believes" and "likely" indicate forward-looking statements. The Company's management believes that its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include the Company's success in raising additional capital to complete the Capital Improvement Program as scheduled, engineering problems, work stoppages, cost overruns, personnel shortages, fluctuations in the commodity prices for petroleum and refined products, casualty losses, conditions in the capital markets and competition.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS:

      4.1 -- Pledge and Security Agreement dated as of September 19, 1996, between TransAmerican Exploration Corporation and Fleet
                National Bank.

      4.2   --  Registration Rights Agreement dated as of September 19, 1996, by and among TransTexas Gas Corporation, TransAmerican Natural
                Gas Corporation, TransAmerican Exploration Corporation and Fleet National Bank.

      10.1 -- Employment Agreement between the Company and Richard Bianchi dated August 12, 1996.

      10.2  --  Employment Agreement between the Company and Arnold
                Brackenridge dated August 12, 1996.

      15.1 -- Letter of Independent Accountants regarding awareness of incorporation by reference.

      27.1  --  Financial Data Schedule.

(B)   REPORTS ON FORM 8-K

      There were no reports on Form 8-K filed during the three months ended October 31, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial and accounting officer.



                                        TRANSTEXAS GAS CORPORATION
                                              (Registrant)





                                        By:   /s/ Edwin B. Donahue
                                            --------------------------------
                                            Edwin B. Donahue, Vice President
                                            and Chief Financial Officer


December 16, 1996

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                                   EXHIBIT
-------                                                  -------
      4.1   --  Pledge and Security Agreement dated as of September 19, 1996, between TransAmerican Exploration Corporation and Fleet
                National Bank.

      4.2   --  Registration Rights Agreement dated as of September 19, 1996, by and among TransTexas Gas Corporation, TransAmerican Natural
                Gas Corporation, TransAmerican Exploration Corporation and Fleet National Bank.

      10.1 -- Employment Agreement between the Company and Richard Bianchi dated August 12, 1996.

      10.2  --  Employment Agreement between the Company and Arnold
                Brackenridge dated August 12, 1996.

      15.1 -- Letter of Independent Accountants regarding awareness of incorporation by reference.

      27.1  --  Financial Data Schedule.