Form 10-K
period 1997-01-31
TRANSTEXAS GAS CORP
filed 1997-05-02
CIK 904977

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                             ---------------------

                         COMMISSION FILE NUMBER 1-12204

                           TRANSTEXAS GAS CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      76-0401023
       (State or other jurisdiction of                       (I.R.S. employer
       incorporation or organization)                       identification no.)
     1300 NORTH SAM HOUSTON PARKWAY EAST
                  SUITE 310
               HOUSTON, TEXAS                                      77032
  (Address of principal executive offices)                      (Zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 987-8600
                             ---------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 Par Value
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on April 30, 1997, was $203,480,200.

     The number of shares of common stock of the registrant outstanding on April 30, 1997, was 74,000,000.
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   12

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   12
Item 6.   Selected Financial Data.....................................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   15
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   38
Item 8.   Financial Statements and Supplementary Data.................   39
Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..................................   71

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   72
Item 11.  Executive Compensation......................................   74
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   78
Item 13.  Certain Relationships and Related Transactions..............   79

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   81
          Signatures..................................................   86

                                     PART I

ITEM 1. BUSINESS

     TransTexas Gas Corporation (together with its subsidiaries, the "Company" or "TransTexas") is engaged in the exploration for and development and production of natural gas, primarily in South Texas. The Company also owns and operates a system of approximately 1,100 miles of gathering and transmission pipelines and performs most of its own well site preparation, drilling, workover, completion, pipeline and production services. The Company's business strategy is to utilize its extensive experience gained from over 20 years of drilling and operating wells in South Texas, to continue to find, develop and produce reserves at a low cost. The Company's average net production for the year ended January 31, 1997 was 420 MMcfd, for a total net production of 153.6 Bcf of natural gas. During fiscal 1997, the Company drilled 151 wells and intends to drill approximately 130 wells in fiscal 1998. As of February 1, 1997, the Company owned 769,594 gross (603,062 net) acres of mineral interests, with proved reserves of 954 Bcfe.

     The Company is engaged in exclusive negotiations to sell all of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owns substantially all the Company's Lobo Trend (defined below) producing properties and related pipeline transmission system, for an estimated sales price of approximately $1.1 billion (the "Lobo Sale"). As of February 1, 1997, the Company's Lobo Trend producing properties to be owned by TTC at the time of the Lobo Sale had proved reserves of 550 Bcfe. As of February 1, 1997, after giving effect to the Lobo Sale, the Company's lease acreage would have approximated 545,000 gross (395,000 net) acres, with net proved reserves of 404 Bcfe and net daily production of approximately 230 MMcfd of natural gas and 3,250 barrels per day ("BPD") of condensate and crude oil. For the quarter ended January 31, 1997, such operations generated approximately $52 million of TransTexas' total EBITDA of $89 million. TransTexas intends to use the proceeds from the Lobo Sale for general corporate purposes, which may include a recapitalization of TransTexas. There can be no assurance that the Lobo Sale will be consummated or, if consummated, will be upon the terms described herein.

     See Note 13 of Notes to the Consolidated Financial Statements included elsewhere herein for business segment information regarding the Company.

     The address of the Company's principal executive office is 1300 North Sam Houston Parkway East, Suite 310, Houston, Texas 77032, and its telephone number at that address is (281) 987-8600.

BACKGROUND

     The Company was organized in May 1993 to facilitate the refinancing of $349.9 million of the indebtedness of TransAmerican Natural Gas Corporation ("TransAmerican"). The Company is currently an indirect subsidiary of TransAmerican. The Company's operations consist of the natural gas exploration, production and transmission businesses of TransAmerican, which were transferred to the Company in August 1993.

     Founded in 1958 by John R. Stanley with a single gas station, TransAmerican grew rapidly and by the mid-1970s had developed a chain of over 200 independent gasoline stations in New England and New York. In the early 1970s, TransAmerican sought to vertically integrate its gasoline operations by purchasing a refinery in Louisiana. During this period, TransAmerican also entered the exploration and production business by acquiring certain oil and gas properties in South Texas. Prompted by its successful gas drilling program in South Texas, in 1974, TransAmerican began constructing gas gathering and transmission facilities.

     In 1974, TransAmerican also began construction of a $140 million ammonia plant intended to use natural gas from its South Texas drilling operations as feedstock. Primarily as a result of a collapse in ammonia prices, TransAmerican was unable to obtain sufficient financing to complete construction of the plant. Unable to meet its obligations, TransAmerican and its affiliates filed a voluntary bankruptcy petition in October 1975. TransAmerican began operating pursuant to a confirmed plan of reorganization in May 1980.

     Between 1979 and 1982, TransAmerican began to modernize and expand its refinery. As a result of financial difficulties, TransAmerican filed a voluntary bankruptcy petition in January 1983. TransAmerican emerged from bankruptcy in October 1987. As a condition of the bankruptcy plan, TransAmerican formed TransAmerican Refining Corporation ("TARC") as a wholly-owned subsidiary and transferred its refinery's assets to TARC.

     On August 24, 1993, TransAmerican and its subsidiaries transferred substantially all of their natural gas exploration, production and transmission businesses to the Company (the "Transfer") pursuant to an agreement among TransAmerican, the Company and John R. Stanley (the "Transfer Agreement"). Simultaneously with the Transfer, the Company issued $500 million principal amount of its 10 1/2% Senior Secured Notes due 2000 (the "Prior Notes"). With the proceeds from the sale of the Prior Notes, the Company paid $349.9 million of TransAmerican's indebtedness, including all of the allowed claims under TransAmerican's plan of reorganization. In March 1994, the Company completed an initial public offering of 5 million shares of its common stock. In October 1994, TransAmerican sold to the public 5.25 million shares of the Company's common stock. In February 1995, in connection with a public offering of debt securities by TARC, TransAmerican transferred 55 million shares of the Company's common stock (74.3% of the total then outstanding) to TransAmerican Energy Corporation ("TEC"), a newly-formed subsidiary of TransAmerican. TEC then transferred 15 million of these shares (20.3% of the total then outstanding) to TARC. In March 1996, TARC sold to the public 4.55 million shares of the Company's common stock (6.2% of the total shares outstanding) to provide additional financing for TARC's capital improvement program. An aggregate of
50.45 million shares of the Company's common stock (68.2% of the total shares outstanding) held by TEC and TARC are currently pledged as collateral for TARC's debt securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     On June 20, 1995, the Company completed a public offering of $800 million principal amount of 11 1/2% Senior Secured Notes due 2002 (the "Notes"). The Company used a portion of the net proceeds from the sale of the Notes to retire or defease the entire $500 million principal amount of the Prior Notes. For further information, see Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

EXPLORATION AND PRODUCTION OPERATIONS

     The exploration and production activities of the Company consist of geological evaluation of current and prospective leased properties, the acquisition of mineral leases or other interests in prospects, and the development and operation of leased properties for the production and sale of natural gas, condensate and crude oil. The Company operates substantially all of its producing properties. Drilling activities are performed by the Company and, when necessary, by independent drilling contractors.

     To maintain its reserve base and production, the Company must locate and acquire new gas and condensate reserves to replace those being depleted by production. Without successful drilling and exploration or acquisition activities, the Company's reserves and production will decline appreciably. In particular, the Company's principal producing properties are characterized by a high initial production rate, followed by a steep decline in production resulting in an average half-life per well of less than two years and an economic life of ten years. The Company's business strategy is to add reserves by pursuing an active drilling program on its existing undeveloped properties and on properties that it may acquire in the future. There can be no assurance that production from new wells will be sufficient to replace production from existing wells.

     As of April 30, 1997, the Company was drilling 24 gross (21 net) wells and intends to drill a total of approximately 130 wells during fiscal 1998. The Company drilled, or participated in the drilling of, the following numbers of wells during the periods indicated:

                                                      SIX MONTHS
                                       YEAR ENDED       ENDED           YEAR ENDED JULY 31,
                                      JANUARY 31,    JANUARY 31,    ---------------------------
                                          1997           1996           1995           1994
                                      ------------   ------------   ------------   ------------
                                      GROSS    NET   GROSS    NET   GROSS    NET   GROSS    NET
                                      -----    ---   -----    ---   -----    ---   -----    ---
Exploratory Wells:
  Productive(1)......................   36     33     12      11     13      13      4       4
  Non-Productive.....................   45     41     13      12      7       6      1       1
  % Productive.......................   44%    45%    48%     48%    65%     68%    80%     80%
Development Wells:
  Productive(1)......................   67     66     36      36     63      63    112      112
  Non-Productive.....................    3      3      4       4     15      15     23      23
  % Productive.......................   96%    96%    90%     90%    81%     81%    83%     83%

---------------

(1) Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connection. Wells that are completed in more than one producing zone are counted as one well. As of January 31, 1997, the Company had a total of 855 productive wells, 24 of which had multiple completions.

  Net Production, Unit Prices, and Costs

     The following table sets forth information with respect to net production and average unit prices and costs for the periods indicated:

                                                                     SIX MONTHS
                                                   YEAR ENDED           ENDED          YEAR ENDED
                                                   JANUARY 31        JANUARY 31,        JULY 31,
                                                 ---------------   ---------------   ---------------
                                                  1997     1996     1996     1995     1995     1994
                                                 ------   ------   ------   ------   ------   ------
Production:
  Gas (Bcf)(1).................................   153.6    137.9     66.8     76.9    147.9    130.9
  NGLs (MMgals)................................   174.2    169.2     65.3    121.3    225.3    164.0
  Condensate and oil (MBbls)...................     604      543      258      354      638      650
Average sales prices:
  Gas (dry) (per Mcf)(2).......................  $ 2.14   $ 1.51   $ 1.65   $ 1.41   $ 1.40   $ 1.96
  NGLs (per gallon)............................     .36      .27      .30      .27      .26      .27
  Condensate and oil (per Bbl).................   21.54    17.76    17.39    16.50    17.22    15.13
Average lifting cost per Mcfe(3)...............     .29      .23      .23      .21      .21      .24

---------------

(1) Net gas production volumes for the year ended January 31, 1997, include 32.0 Bcf delivered to third parties under volumetric production payments.

(2) Average price calculations for the year ended January 31, 1997, include prices for amounts delivered to third parties under volumetric production payments. The average gas price for the Company's undedicated production for this period was $2.39 per Mcf. Gas prices do not include the effect of hedging.

(3) Condensate and oil are converted to a common unit of measure ("Mcfe" or thousand cubic feet of gas equivalent) on the basis of six Mcf of natural gas to one barrel of condensate or oil. The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors. The calculation of average lifting cost per Mcfe for the year ended January 31, 1997 gives effect to volumes delivered to third parties under volumetric production payments.

  Drilling Services

     The Company performs substantially all of its own drilling and oil field services through its drilling services division. These activities include drilling, oil and natural gas well workover and completion services as well as a variety of other support services required for the exploration and production of natural gas. As of March 31, 1997, the Company owned 22 land drilling rigs, nine workover rigs and two fracture stimulation fleets. Complementary drilling, completion and workover service equipment includes a ready-mix concrete plant, twin cementing trucks, a coiled tubing unit, a snubbing unit, electric line and logging units, slickline units, tag units and an extensive fleet of construction, inspection and other rolling stock.

     Activity in the contract drilling industry and related oil services businesses has shown significant improvement over the last three years due to the increased worldwide demand for oil and natural gas. TransTexas intends to consider alternatives to maximize stockholder value with respect to the drilling services division including options such as a spinoff, a sale to a third party, a merger or another business combination.

DEVELOPMENT ACTIVITY AND RECENT DISCOVERIES

     Lobo Trend. At January 31, 1997, the Company held approximately 234,000 gross (217,000 net) acres in the Lower Wilcox Lobo Trend, located in Webb and Zapata Counties, Texas ("Lobo Trend"). The Company has developed approximately 29% of its net Lobo Trend acreage. As of January 31, 1997, the Company owned a 100% working interest in substantially all of its lease acreage in the Lobo Trend. The Company is the operator of substantially all of its Lobo Trend properties. At January 31, 1997, the Company had interests in approximately 754 producing wells in the Lobo Trend.

     Bob West North. In late 1994, the Company made a natural gas discovery in the Bob West North area of southern Zapata County, Texas. Since the discovery, the Company has drilled 46 wells and completed 44 wells in the area. The Company's mineral interests in Bob West North consist of a 98% working interest in 15,800 gross (14,400 net) acres and a 90% net profits interest in 660 gross acres. By the end of fiscal 1997, the Company's net daily natural gas production from the Bob West North area surpassed that of the Lobo Trend. On January 31, 1997, the Company was drilling two wells in Bob West North, was in the process of completing two wells and had daily gross natural gas production of 261 MMcfd (186 net MMcfd). For the twelve months ended January 31, 1997, the Company produced 45.7 Bcf (32.6 net Bcf) from the Bob West North area. Recent drilling results indicate the potential for a new productive fault block of the structure that previously had not been drilled.

     Lodgepole, North Dakota. The Company is participating in the exploration and development of the Lodgepole area of Stark and Dunn Counties, North Dakota. In late 1996, the Company announced the discovery of a Lodgepole carbonate reef oil field in Dickinson, North Dakota with the Heart River #1, which flow tested at a daily rate of 6,836 BPD. The Company has conducted or participated in a series of 3-D seismic surveys covering more than 270 square miles in order to develop its drilling locations and evaluate acreage holdings. Based upon such 3-D seismic information, the Company has selected additional drilling locations in the producing reef and further seismic anomalies. The Company holds an average working interest of 80% in approximately 198,800 gross (98,400 net) acres in the Lodgepole. As of January 31, 1997, the Company was drilling one well, completing one well, and had drilled a total of seven wells in the Lodgepole, two of which had been completed and were producing at a combined gross daily production rate of 4,016 BPD. Since January 31, 1997, the Company has drilled and completed one additional well in the Lodgepole. Effective March 1997, all producing wells in the field were restricted to a State-mandated daily rate of approximately 1,000 BPD per well.

     Austin Chalk. The Austin Chalk formation, lying in an area from South Texas to East Louisiana, exhibits geological characteristics requiring the drilling of horizontal wells for the production of natural gas. In 1996, the Company began the implementation of a strategy consisting of the evaluation of electric logs and production characteristics of existing vertically drilled wells. The Company selects areas where the thickness and resistivity of prospective pay is sufficient to economically justify the acquisition of mineral lease acreage and the drilling of horizontal development wells. As of January 31, 1997, the Company had drilled and completed one such horizontal well in Walker County, Texas that flow tested at a gross rate of 5.7 MMcfd (4.6 MMcfd net). The Company is drilling a second well, and a pipeline connection is currently under construction. As of January 31, 1997, the Company held a 100% working interest in approximately 30,200 gross (29,900 net) acres in the Austin Chalk in Walker, Angelina, Polk and Tyler Counties, Texas and Point Coupee Parish, Louisiana.

     Fandango South. The Company is developing an additional natural gas discovery located in the Lower Wilcox sands in Jim Hogg County, Texas known as the Fandango South area. As of January 31, 1997, the Company had drilled and completed one well in Fandango South, which was producing at a gross rate of 32 MMcfd (24.6 MMcfd net), and was drilling an additional well in the area that it intends to complete. As of January 31, 1997, the Company held a 100% working interest in approximately 4,600 acres in Fandango South.

     Wharton County. In 1995, the Company entered into an agreement with a privately held concern to jointly develop the mineral interests in Frio and Miocene sands in Wharton County, Texas. The Company is not the operator of this interest but interprets data from a dedicated 3-D seismic program to select drilling locations in which prior production has not depleted the shallow reservoirs. As of January 31, 1997, 47 wells had been drilled in shallow formations of the area, 22 of which had been completed and were producing at a combined gross rate of 13.6 MMcfd (8.4 MMcfd net). The Company also acquired lease acreage covering deep mineral rights of the Wilcox formation in Wharton County. The Company is currently drilling a well to test the potential of deeper formations. Preliminary electric log interpretation indicates 40 feet of potential pay in the Middle Wilcox formation. As of January 31, 1997, the Company held a 75% working interest in the shallow mineral rights in approximately 43,200 gross (34,300 net) acres in Wharton County and a 100% working interest in the deep mineral rights in approximately 1,800 gross (1,700 net) acres.

     La Grulla. The Company holds a working interest in excess of 80% in approximately 105,000 gross (84,000 net) acres in the La Grulla area of Starr County, Texas. As of January 31, 1997, the Company had combined daily gross natural gas production of 9.4 MMcfd (6.0 MMcfd net) from a total of 28 wells drilled in La Grulla of which 14 had been completed.

     Other Areas. The Company has also made discoveries of natural gas and oil in other prospects that, as of January 31, 1997, have undergone less development drilling, but which management believes could add material reserves and production.

     The Company owns approximately 7,000 gross (2,900 net) acres in a development area in Wayne County, Mississippi, in which it has drilled and completed an initial well. As of January 31, 1997, the Company was completing a second well and drilling a third well. The discovery well, The Foote Estate #1, has flow tested at a daily gross production rate of 12.4 MMcfd (7.0 MMcfd net) and 440 BPD (247 BPD net) of condensate and is being recompleted.

     The Company holds an 89% working interest in approximately 38,600 gross (35,600 net) acres in the Cuba Libre area of Webb County, Texas. As of January 31, 1997, the Company had daily gross natural gas production of 5.9 MMcfd (3.6 MMcfd net) from a total of 19 wells drilled in Cuba Libre, of which 9 had been completed by the Company.

SECTION 29 TAX CREDIT

     Significant federal tax incentives are available under Section 29 of the Internal Revenue Code of 1986, as amended (the "Code"), for the production and sale of certain qualified fuels from nonconventional sources, including natural gas produced from tight sand formations. These federal tax incentives (the "Section 29 Tax Credit") apply to tight sand gas produced and sold to an unrelated party before January 1, 2003, from wells drilled after November 4, 1990, and before January 1, 1993. The Section 29 Tax Credit is approximately $0.52 per MMBtu of natural gas produced from tight sand formations. The amount of the Section 29 Tax Credit is not adjusted for inflation although it could be reduced if the average reference price of domestic crude oil rises substantially. As of February 1, 1997, the Company had remaining developed reserves of approximately 27.6

Bcf that the Company believes qualify for the Section 29 Tax Credit. The Company currently benefits on a separate taxpayer basis from the Section 29 Tax Credits to the extent that it has taxable income.

     The State of Texas exempts from severance taxes tight sand gas produced and sold from September 1991 through August 2001, from wells drilled after May 24, 1989, and before September 1, 1996. The majority of the Company's reserves from wells drilled in the Lobo Trend after May 24, 1989 qualify for this exemption. In addition, the State of Texas recently adopted a bill extending this severance tax exemption to tight sand gas produced from wells drilled after August 31, 1996 and before September 1, 2002. Tight sand gas produced from such wells is entitled to a reduction in severance taxes for the first 120 months beginning on the first day of production or until the cumulative value of the tax reduction equals 50% of the drilling and completion costs incurred for the well.

PIPELINE AND TRANSMISSION OPERATIONS

     The Company owns and operates approximately 1,100 miles of intrastate gas gathering and mainline transmission pipeline systems (the "Pipeline System") in South Texas. The Pipeline System provides direct access to several major intrastate and interstate pipeline systems with major sales points at Laredo, Thompsonville, Alice and Agua Dulce, Texas. All of the interstate pipelines to which the Pipeline System is connected are "open access" systems of FERC's Order 636, requiring nondiscriminatory transportation of natural gas by third parties.

     The Pipeline System includes gathering systems that connect the Company's producing wells to its compression stations and transmission pipelines. The Pipeline System includes eleven compression stations providing combined mainline compression of approximately 78,100 horsepower and five dehydration plants with daily aggregate capacities of 900 MMcfd.

     The Company's high-Btu mainline system consists of a 27.5-mile, 30-inch line (550 MMcfd capacity) from Vaquillas to Hebbronville; a 55-mile, 20-inch line (320 MMcfd capacity) from the Company's Laredo dehydration station to Hebbronville; and a 9-mile, 16-inch line from Mirando to Vaquillas. All the high-Btu gas converges on a 40-mile, 30-inch line (630 MMcfd capacity) from Hebbronville to the Exxon King Ranch gas processing plant. This system transports the Company's production gathered from its northern properties in Webb and Zapata Counties.

     The Company's low-Btu mainline system consists of a 25-mile, 20-inch line (300 MMcfd capacity) from its Jennings compressor station to the Thompsonville compressor station; a 21-mile, 30-inch pipeline from Thompsonville to Hebbronville; and a 50-mile, 20-inch pipeline (320 MMcfd capacity) from Hebbronville to Agua Dulce. This system transports the Company's production from its southern properties in Zapata County to the sales points at Agua Dulce.

     On March 27, 1996, the Company completed the sale of its 41.67% interest in the 76-mile, 24-inch Midcon Texas pipeline that runs from the Company's Thompsonville compressor station to Agua Dulce. This 41.67% interest represented a capacity right to transport 125 MMcfd.

     As part of the Lobo Sale, the Company would divest the majority of its pipeline assets. However, the Company expects to enter into transportation contracts with the buyer of TTC that will permit the Company to transport substantially all of its natural gas production from South Texas during the three years following the Lobo Sale. The Company will retain ownership of its pipeline systems in the Bob West North and Fandango South fields. The Company believes that there is currently adequate pipeline transportation capacity for the Company's hydrocarbon production in all of its operating areas. The Company intends to build additional pipeline capacity as future needs require. However, there can be no assurance that the Company will have funds available to build additional pipeline capacity.

  Volume and Throughput

     The delivery capacity of the Pipeline System is currently 900 MMcfd. For the fiscal year ended January 31, 1997, 66% (389 MMcfd) of the natural gas transported by the Pipeline System was from the Company's production; the remaining 34% (196 MMcfd) was from third parties in the South Texas area.

Virtually all of the Company's significant third-party transportation arrangements are on an interruptible basis with the exception of a transportation contract with The Coastal Corporation (together with its subsidiaries, "Coastal"). The agreement with Coastal provides for transportation rights of up to 38,700 MMBtu per day and terminates on July 1, 1999. The Company charges Coastal a transportation fee of $0.05 per MMBtu for deliveries in or near Agua Dulce. If the Company arranges for deliveries in the vicinity of Houston the charge is $0.13 per MMBtu.

     During the last three fiscal years, transportation fees charged for natural gas production of third parties have ranged from $0.05 to $0.17 per Mcf. For the fiscal year ended January 31, 1997, the average fee charged by TTC for transportation of natural gas production of third parties and TransAmerican was $0.14 per Mcf, while natural gas transportation, gathering, dehydration and compression charges with respect to the Company's production have been $0.17 per Mcf.

     The Company and MidCon Texas Pipeline Corp. ("MidCon") entered into a firm transportation agreement on January 10, 1996, under which MidCon is required for a period of five years to transport up to 150,000 MMBtu per day from four specified receipt points to the proposed pipeline interconnection between MidCon's pipeline and the Company's pipeline at Thompsonville. The minimum transportation fee is equal to 50,000 MMBtu times $0.03 times the number of days in the month, and the Company is required to pay the minimum fee for a total of
91.25 TBtu during the five-year period.

     In connection with the conveyance by the Company of certain production payment interests, the Company and an unaffiliated third party entered into a transportation agreement in January and May 1996 under which the Company will transport all gas produced under such production payment to the Company's Agua Dulce hub for the term of the production payment at no more than $0.17 per Mcf.

     The table below reflects the amounts of the Company's natural gas production and third parties' and TransAmerican's natural gas production transported by the Pipeline System for the periods indicated:

                                                                 SIX MONTHS ENDED
                                  YEAR ENDED JANUARY 31,            JANUARY 31,                    YEAR ENDED JULY 31,
                                 -------------------------   -------------------------   ---------------------------------------
                                    1997          1996          1996          1995          1995          1994          1993
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
                                 (BCF)    %    (BCF)    %    (BCF)    %    (BCF)    %    (BCF)    %    (BCF)    %    (BCF)    %
                                 -----   ---   -----   ---   -----   ---   -----   ---   -----   ---   -----   ---   -----   ---
Company........................  142.4    66   179.9    87   84.6     86   104.0    90   199.3    89   179.0    90   168.1    92
Third-parties and
  TransAmerican................  71.8     34   27.2     13   13.6     14   11.7     10   25.3     11   19.2     10   14.7      8
                                 -----   ---   -----   ---   ----    ---   -----   ---   -----   ---   -----   ---   -----   ---
        Total volume...........  214.2   100   207.1   100   98.2    100   115.7   100   224.6   100   198.2   100   182.8   100
                                 =====   ===   =====   ===   ====    ===   =====   ===   =====   ===   =====   ===   =====   ===

  Natural Gas Processing

     The Company is currently processing natural gas at the Exxon King Ranch plant located in Kleberg County, Texas, pursuant to a contract that terminates in May 1997. The Company is currently negotiating a new contract with Exxon. There is no assurance that this contract can be renewed on the same terms and conditions.

     The Company's average daily production of natural gas liquids and the average price received by the Company from the sale of its NGLs was approximately 0.5 million gallons and $0.36 per gallon, respectively, for the fiscal year ended January 31, 1997. The Company's NGLs are sold to Exxon pursuant to the processing contract described above.

NATURAL GAS MARKETING

     The Company sells its natural gas on the spot market on an interruptible basis or pursuant to long-term contracts at market prices. The Company currently delivers gas to between 25 and 30 customers each month.

     TransTexas has two gas supply agreements with Coastal, both of which expire on June 15, 1997. Under the first agreement, TransTexas is currently required to make available for delivery and sale to Coastal 50 MMcf per day and Coastal is obligated to purchase a minimum quantity of an average of 40 MMcf per day. Under a second agreement with Coastal, Coastal has the right, but not the obligation, to purchase up to an additional 40 MMcf per day from TransTexas. The purchase price for the gas each month is determined by an averaging mechanism of two indices. The purchase price under the second agreement is subject to a further price adjustment of $0.12 per MMBtu.

     The Company and PanEnergy Trading and Market Service, Inc. entered into a long-term firm gas purchase contract on August 31, 1994, under which the Company will deliver 100,000 MMBtu per day through August 1997. The selling price for this gas is determined by certain industry averages as defined in the contract.

     TransTexas and MidCon entered into a long-term gas purchase contract on January 10, 1996, under which TransTexas is required to deliver a total of 100,000 MMBtu per day to four specified delivery points for a period of five years. The purchase price is determined by an industry index less $0.09 per MMBtu. Deliveries commenced on September 1, 1996. As part of this agreement, TransTexas built a 24-inch pipeline for MidCon that spans approximately 68 miles from the Bob West North field to MidCon's 30-inch pipeline in Webb County, Texas. The agreement provides for TransTexas to earn a 50% interest in a 28-mile segment of the new pipeline after 10 years.

     Three purchasers accounted for a total of 44% of the consolidated net gas, condensate, NGLs and transportation revenues of the Company for the year ended January 31, 1997. The Company believes that the loss of any single purchaser would not have a material adverse effect on the Company due to the availability of other purchasers for the Company's production at comparable prices.

HEDGING

     Beginning in April 1995, the Company entered into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. Pursuant to the Hedge Agreements, either the Company or the counterparty thereto is required to make a payment to the other at the end of each month (the "Settlement Date"). The payments will equal the product of a notional quantity ("Base Quantity") of natural gas and the difference between a specified fixed price ("Fixed Price") and a market price ("Floating Price") for natural gas. The Floating Price is determined by reference to natural gas futures contracts traded on the New York Mercantile Exchange ("NYMEX"). The Hedge Agreements provide for the Company to make payments to the counterparty to the extent that the Floating Price exceeds the Fixed Price, up to a maximum ("Maximum Floating Price") and for the counterparty to make payments to the Company to the extent that the Floating Price is less than the Fixed Price. For the year ended January 31, 1997, the Company has made net settlement payments totaling approximately $37 million to the counterparty pursuant to the Hedge Agreements. As of January 31, 1997, the Company has Hedge Agreements with Settlement Dates ranging from February 1997 through April 1997 involving total Base Quantities for all monthly periods aggregating approximately 20.4 TBtu of natural gas. Fixed Prices for these agreements range from $1.70 to $1.78 per MMBtu ($1.76 to $1.84 per Mcf) up to Maximum Floating Prices ranging from $2.00 to $2.20 per MMBtu ($2.07 to $2.28 per Mcf). In addition, one agreement has a Fixed Price of $2.48 per MMBtu ($2.57 per Mcf) with no Maximum Floating Price. Under the terms of this agreement, the counterparty advanced $5 million to the Company. At January 31, 1997, the estimated cost to settle all of the Hedge Agreements would have been approximately $13 million. These agreements are accounted for as hedges and, accordingly, any gains or losses are deferred and recognized in the respective months as physical volumes are sold. At January 31, 1997, the Company maintained $1.0 million in a margin account related to the Hedge Agreements.

COMPETITION

     The Company encounters intense competition from major oil and gas companies and independent operators in the acquisition of desirable undeveloped natural gas leases and in the sale of natural gas. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than the Company's and which, in many instances, have been engaged in the energy business for a much longer time than the Company.

     The primary bases for competition in the natural gas and oil exploration and production businesses are the costs involved in the finding and development of such resources combined with commodity sales prices and market access. The Company places considerable emphasis upon the expertise of its exploration personnel and believes that its strategy of seeking undeveloped acreage with exploration and production potential allows it to leverage this expertise into low finding and development costs. The Company believes that its proven abilities in finding and developing natural gas and oil reserves enable it to compete effectively. The Company uses its expertise in South Texas, its financial resources and its ability to quickly evaluate and execute acreage acquisition transactions to compete with other oil and gas companies in the acquisition of prospective acreage in its principal areas of operation.

GOVERNMENTAL REGULATION

     The Company's gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the gas industry increases the Company's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws.

     The State of Texas (through the Texas Railroad Commission) and many other states, including North Dakota, require permits for drilling operations, drilling bonds and reports concerning operations, and impose other requirements related to the exploration and production of gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of gas properties, the establishment of maximum rates of production from oil or gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of the State of Texas limit the rate at which gas can be produced from the Company's properties. However, these statutes and regulations have not materially impacted TransTexas' results of operations; however, there can be no assurance that such statutes and regulations will not affect TransTexas' operating results in the future.

     Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") since 1985 that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the gas industry. The ultimate impact on the Company of these complex and overlapping rules and regulations, many of which are repeatedly subjected to judicial challenge and interpretation, cannot be predicted.

ENVIRONMENTAL MATTERS

     For a discussion of environmental matters affecting the Company, see Note 12 of Notes to Consolidated Financial Statements included elsewhere herein.

EMPLOYEES

     As of April 1, 1997, the Company had approximately 2,600 employees, including approximately 2,100 field employees related to its natural gas exploration, production, transmission and service businesses. The Company will employ additional personnel as required by its operations and may engage the services of independent geological, engineering, land and other consultants from time to time. None of the Company's employees are parties to a collective bargaining agreement.

ITEM 2. PROPERTIES

ACREAGE

     The following table sets forth the Company's total developed and undeveloped acreage and productive wells at January 31, 1997:

                                                   DEVELOPED    UNDEVELOPED    PRODUCTIVE
                                                    ACREAGE       ACREAGE      WELLS(1)(2)
                                                   ---------    -----------    -----------
Gross............................................   82,228        687,366          855
Net..............................................   74,907        528,155          840

---------------

(1) Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connection. Wells that are completed in more than one producing zone are counted as one well. As of January 31, 1997, the Company had interests in a total of 855 productive wells, 24 of which had multiple completions.

(2) Two of the productive wells (gross and net) are oil wells.

RESERVES

     The following table sets forth certain information with respect to the Company's proved reserves and the present value (discounted at 10%) of estimated future net revenues before income taxes, as estimated by Netherland, Sewell & Associates, Inc. ("Netherland, Sewell"), the Company's independent petroleum engineers, as of the dates indicated. For additional information regarding the Company's proved reserves at February 1, 1997, see Note 17 of Notes to Consolidated Financial Statements included elsewhere herein.

                                                   FEBRUARY 1,                 AUGUST 1,
                                             ------------------------    ----------------------
                                                1997          1996          1995         1994
                                             ----------    ----------    ----------    --------
                                                           (DOLLARS IN THOUSANDS)
Proved Developed Reserves:
  Gas (MMcf)(1)............................     381,527       425,317       476,582     442,157
  Condensate and oil (MBbls)...............       2,388           880         1,073       1,109
  Estimated future net revenues(2).........  $  951,435    $  572,882    $  457,982    $514,567
  Present value of estimated future net
     revenues discounted at 10%(2).........  $  683,282    $  416,205    $  351,428    $405,414
Proved Undeveloped Reserves:
  Gas (MMcf)...............................     538,191       713,810       646,063     275,210
  Condensate and oil (MBbls)...............       3,350         2,023         1,976         826
  Estimated future net revenues(2).........  $1,133,754    $  686,423    $  355,502    $216,613
  Present value of estimated future net
     revenues discounted at 10%(2).........  $  765,786    $  391,857    $  196,218    $138,973
Total Proved Reserves:
  Gas (MMcf)(1)............................     919,718     1,139,127     1,122,645     717,367
  Condensate and oil (MBbls)...............       5,738         2,903         3,049       1,935
  Estimated future net revenues(2).........  $2,085,189    $1,259,305    $  813,484    $731,180
  Present value of estimated future net
     revenues discounted at 10%(2).........  $1,449,068    $  808,062    $  547,646    $544,387

---------------

(1) Excludes approximately 47 Bcf and 43 Bcf as of February 1, 1997 and 1996, respectively, attributable to volumetric production payments.

(2) Before income taxes.

     In accordance with applicable guidelines of the Securities and Exchange Commission, the estimates of the Company's proved reserves and future net revenues therefrom set forth herein are made using gas, condensate and oil sales prices in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except for fixed and determinable price escalations as provided by contract). Estimated quantities of proved reserves and future net revenues therefrom are affected by changes in gas, condensate and oil prices. Prices have fluctuated widely in recent years. The Company has entered into hedging transactions to mitigate a portion of such natural gas price volatility. As of February 1, 1997 and 1996 and August 1, 1995 and 1994, the sales prices used for purposes of estimating the Company's proved reserves and the future net revenues from those reserves were $3.17, $1.95, $1.37, and $1.62 per Mcf of gas, respectively, and $23.99, $18.34, $16.27 and $17.62 per
Bbl of condensate and crude oil, respectively.

     Proved reserves are the estimated quantities of natural gas, condensate and oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimation of reserves requires substantial judgment on the part of petroleum engineers, resulting in imprecise determinations, particularly with respect to recent discoveries. The accuracy of any reserve estimate depends on the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing, and production after the date of the estimate may result in revisions of the estimate. Accordingly, estimates of reserves are often materially different from the quantities of natural gas and condensate that are ultimately recovered, and these estimates will change as future production and development information becomes available. The reserve data represent estimates only and should not be construed as being exact.

     The present value of estimated future net revenues relating to proved reserves are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." In computing these data, assumptions and estimates have been used, and the Company cautions against viewing this information as a forecast of future economic conditions. The future net revenues are determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions at the date of the estimates. The estimated future production is based on prices in effect at the date of the estimates, except where fixed and determinable price escalations are provided by contract. The resulting estimated future gross revenues are reduced by estimated future costs to develop and produce the proved reserves based on cost levels in effect at the date of the estimates, but not for debt service, income taxes and general and administrative expenses (except to the extent such general and administrative expenses constitute overhead costs incurred at the district or field level that are allowed under joint operating agreements). The present value of proved reserves set forth herein should not be construed as the current market value of the estimated proved reserves attributable to the Company's properties.

TITLE TO PROPERTIES

     As is customary in the oil and gas industry, the Company performs only a preliminary title investigation before leasing undeveloped properties. Accordingly, working interest percentages set forth above for undeveloped properties are preliminary. However, a title opinion is obtained before the commencement of drilling operations and any material defects in title are remedied prior to the time actual drilling of a well on the lease is commenced. The Company believes that it has satisfactory title to developed properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. In addition, several litigants against the Company have filed claims that affect certain of the Company's properties. The Company does not expect these claims to interfere with the use of, or affect the value of, its properties in any material way.

ITEM 3. LEGAL PROCEEDINGS

     See Notes 12 and 14 of Notes to Consolidated Financial Statements included elsewhere herein for information concerning legal proceedings. The liability for lawsuits, which includes liabilities the Company assumed from TransAmerican, which matters individually and in the aggregate amount to significant potential liability, if adjudicated in a manner adverse to the Company in one reporting period, could have a material adverse effect on the Company's results of operations and cash flows for that period. Although the outcome of the matters described cannot be predicted with certainty, the Company believes that the matters will not have a material adverse effect on its financial position. The Company also assumed liability for other ordinary course, routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on January 27, 1997, the holders of 72,924,021 shares of the Company's common stock (98.5% of outstanding shares) re-elected James R. Lesch, Robert L. May and Donald D. Sykora as Class III directors to serve until the 1999 annual meeting.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market ("NNM") under the symbol "TTXG." The following table sets forth, on a per-share basis for the periods indicated, the high and low last sale prices for the Company's common stock as reported by NNM.

                                                               HIGH        LOW
                                                              -------    -------
Fiscal year ended January 31, 1997:
  First Quarter.............................................  $13.000    $10.000
  Second Quarter............................................   10.250      7.250
  Third Quarter.............................................   14.250      8.500
  Fourth Quarter............................................   17.250     13.250
Transition Period ended January 31, 1996:
  First Quarter.............................................  $21.000    $14.250
  Second Quarter............................................   16.000     10.500
Fiscal year ended July 31, 1995:
  First Quarter.............................................  $13.375    $11.000
  Second Quarter............................................   13.750     10.500
  Third Quarter.............................................   13.500      9.375
  Fourth Quarter............................................   15.750     13.250

     As of April 30, 1997, there were approximately 47 record holders of the Company's common stock.

     The Company has not paid any cash dividends on its capital stock since inception, except a dividend of approximately $33 million to TransAmerican from the proceeds of its initial public offering. The Company's ability to pay dividends in the future is restricted by the Company's existing debt instruments and will depend upon the Company's debt levels, earnings levels and book value and discounted value of certain tangible assets. In determining whether to declare and pay a dividend, the Board of Directors will consider various other factors, including the Company's capital requirements and financial condition.

ITEM 6.

                     SELECTED FINANCIAL AND OPERATING DATA
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

                                                                        SIX MONTHS ENDED
                                         YEAR ENDED JANUARY 31,            JANUARY 31,           YEAR ENDED JULY 31,
                                        -------------------------    -----------------------    ----------------------
                                           1997          1996          1996         1995          1995         1994
                                        -----------   -----------    ---------   -----------    ---------    ---------
                                                      (UNAUDITED)                (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
  Gas, condensate and natural gas
    liquids revenue...................  $   363,459    $ 256,986     $ 124,663    $ 143,304     $ 275,627    $ 302,522
  Transportation revenues.............       34,423       33,518        15,892       19,161        36,787       33,240
  Other revenues......................        8,465          834           601           52           285          157
                                        -----------    ---------     ---------    ---------     ---------    ---------
                                            406,347      291,338       141,156      162,517       312,699      335,919
  Operating costs and expenses........      137,019       94,046        45,629       50,893        99,310      103,459
  Depreciation, depletion, and
    amortization......................      132,453      120,513        60,894       70,345       129,964      113,858
  General and administrative
    expenses..........................       45,596       33,025        13,685       12,595        31,935       40,311
  Net interest expense................       91,463       77,174        40,436       29,059        65,797       50,155
  Income taxes and other..............      (83,509)     (21,000)      (18,716)        (131)       (2,415)       4,380
  Extraordinary loss, net of taxes....           --       56,637            --           --        56,637           --
                                        -----------    ---------     ---------    ---------     ---------    ---------
        Net income (loss).............  $    83,325    $ (69,057)    $    (772)   $    (244)    $ (68,529)   $  23,756
                                        ===========    =========     =========    =========     =========    =========
  Net income (loss) per share:(1)
    Income (loss) before extraordinary
      item............................  $      1.13    $   (0.17)    $   (0.01)   $      --     $   (0.16)   $    0.33
    Extraordinary item................           --        (0.77)           --           --         (0.77)          --
                                        -----------    ---------     ---------    ---------     ---------    ---------
    Net income (loss).................  $      1.13    $   (0.94)    $   (0.01)   $      --     $   (0.93)   $    0.33
                                        ===========    =========     =========    =========     =========    =========
  Dividends declared per common
    share.............................           --           --            --           --            --           --
OTHER FINANCIAL DATA:
  Cash provided by operating
    activities........................  $   221,061    $  72,152     $  52,172    $  74,332     $  94,312    $ 136,243
  Cash used in investing activities...     (272,883)    (340,753)     (136,664)    (105,326)     (309,415)    (237,781)
  Cash provided by financing
    activities........................       64,135      279,030        13,055       18,249       284,224      484,631
  Ratio of earnings to fixed
    charges(3)........................          1.8x          --            --           --            --          1.6x
  EBITDA(4)...........................      325,962      187,884       103,413      100,224       184,695      195,044
  Consolidated fixed charges..........      113,581       90,755        51,088       30,254        69,921       52,760
  Capital expenditures................      358,814      373,136       205,488      110,842       278,490      241,268
OPERATING DATA:
  Sales volumes:
    Gas (average daily) (MMcfd).......        419.6        376.8         363.4        417.7         405.2        358.8
    Gas (Bcf).........................        153.6        137.9          66.9         76.9         147.9        130.9
    NGLs (MMgal)......................        174.2        169.2          65.3        121.3         225.3        164.0
    Condensate and oil (MBbls)........          604          543           259          354           638          650
  Total production (Bcfe).............        157.2        141.1          68.4         79.0         151.7        134.8
  Average prices:
    Gas (dry) (per Mcf)...............  $      2.14    $    1.51     $    1.65    $    1.41     $    1.40    $    1.96
    NGLs (per gallon).................          .36          .27           .30          .27           .26          .27
    Condensate and oil (per Bbl)......        21.54        17.76         17.39        16.50         17.22        15.13
  Average lifting costs (per Mcfe)....          .29          .23           .23          .21           .21          .24
  Proved reserves (net) (end of
    period):
  Gas (Bcf)...........................        919.7      1,139.1       1,139.1        943.4       1,122.6        717.4
  Condensate and oil (MBbls)..........        5,738        2,903         2,903        2,637         3,049        1,935
  Number of gross wells drilled.......          151          102            65           60            97          140
  Percentage of wells drilled
    completed.........................           68%          75%           74%          78%           77%          83%


                                         YEAR ENDED JULY 31,
                                        ---------------------
                                          1993        1992
                                        ---------   ---------

STATEMENT OF OPERATIONS DATA:
  Gas, condensate and natural gas
    liquids revenue...................  $ 294,753   $ 227,208
  Transportation revenues.............     30,816      30,749
  Other revenues......................        247         223
                                        ---------   ---------
                                          325,816     258,180
  Operating costs and expenses........     99,982      75,416
  Depreciation, depletion, and
    amortization......................     95,016      96,523
  General and administrative
    expenses..........................     23,613      27,855
  Net interest expense................      2,442       1,703
  Income taxes and other..............     11,146       4,274
  Extraordinary loss, net of taxes....         --          --
                                        ---------   ---------
        Net income (loss).............  $  93,617   $  52,409
                                        =========   =========
  Net income (loss) per share:(1)
    Income (loss) before extraordinary
      item............................
    Extraordinary item................

    Net income (loss).................

  Dividends declared per common
    share.............................
OTHER FINANCIAL DATA:
  Cash provided by operating
    activities........................  $ 184,466   $ 131,869
  Cash used in investing activities...   (142,848)    (88,515)
  Cash provided by financing
    activities........................        507      (1,652)
  Ratio of earnings to fixed
    charges(3)........................       34.9x       17.8x
  EBITDA(4)...........................    208,635     156,573
  Consolidated fixed charges..........      3,256       3,367
  Capital expenditures................    147,202      92,544
OPERATING DATA:
  Sales volumes:
    Gas (average daily) (MMcfd).......      326.8       350.8
    Gas (Bcf).........................      119.3       128.4
    NGLs (MMgal)......................      183.8       165.9
    Condensate and oil (MBbls)........        617         498
  Total production (Bcfe).............      123.0       131.4
  Average prices:
    Gas (dry) (per Mcf)...............  $    1.98   $    1.36
    NGLs (per gallon).................        .30         .29
    Condensate and oil (per Bbl)......      18.65       19.52
  Average lifting costs (per Mcfe)....        .22         .19
  Proved reserves (net) (end of
    period):
  Gas (Bcf)...........................      695.0       686.2
  Condensate and oil (MBbls)..........      1,968       2,171
  Number of gross wells drilled.......        103          71
  Percentage of wells drilled
    completed.........................         85%         82%

                                                      JANUARY 31,                                     JULY 31,
                                         -------------------------------------      ---------------------------------------------
                                            1997         1996         1995            1995        1994        1993        1992
                                         -----------   ---------   -----------      ---------   ---------   ---------   ---------
                                                                   (UNAUDITED)
BALANCE SHEET DATA:
  Working capital (deficit)(5).........  $    71,586   $  43,602    $ (56,749)      $ 106,836   $  (8,865)  $ (56,949)  $ (35,295)
  Net property and equipment...........      846,393     715,340      498,165         601,460     462,340     341,976     292,587
  Total assets.........................    1,053,152     938,827      594,738         826,570     583,591     360,241     306,842
  Total debt...........................      941,922     824,241      518,701         800,000     500,000       8,270       3,246
  Stockholders' equity (deficit).......     (150,795)   (154,440)     (85,383)       (153,668)    (85,139)    204,575     153,741

---------------

(1) Net income per share for the year ended July 31, 1994 gives effect to 69,000,000 shares of common stock outstanding after the 69,000-for-1 stock split which was effective in February 1994. Per share data for 1993 and 1992 is omitted because the Company's predecessor was not a separate entity with its own capital structure.

(2) The Company's existing debt instruments contain certain restrictions with respect to the payment of dividends on the Company's common stock.

(3) Earnings for the year ended January 31, 1996, the six months ended January 31, 1996 and 1995 and the year ended July 31, 1995 were inadequate to cover fixed charges by $15.1 million, $1.2 million, $0.4 million and $14.3 million, respectively.

(4) Earnings before consolidated fixed charges, income taxes, depreciation, depletion and amortization. Consolidated fixed charges consist of interest expense (including capitalized interest) on all indebtedness and a portion of operating lease rental expense that represents the interest component. EBITDA for the year ended January 31, 1997 includes a gain on a litigation settlement of $96.0 million. EBITDA for the year ended January 31, 1996 and the Transition Period includes a gain on a litigation settlement of $18.3 million. EBITDA includes capitalized interest of $15.9 million and $8.3 million for the years ended January 31, 1997 and 1996, respectively, $7.4 million for the Transition Period and $0.9 million and $0.7 million for the years ended July 31, 1995 and 1994, respectively. EBITDA includes litigation accruals of $15.5 million and $7.0 million for the years ended January 31, 1997 and 1996, respectively. EBITDA includes litigation accruals of $7.0 million, $13.0 million, $10.0 million and $3.1 million for the years ended July 31, 1995, 1994, 1993 and 1992, respectively. EBITDA, as defined herein and in the Indenture, is not presented in accordance with generally accepted accounting principles ("GAAP") and should not be used in lieu of GAAP presentations of results of operations and cash flows.

(5) Working capital for 1993 and 1992 excludes all cash and accounts receivable because those assets were not transferred to the Company in the Transfer. Working capital as of January 31, 1997 and 1996 and July 31, 1995 includes $46.0 million, $46.0 million and $44.7 million, respectively, in a restricted interest reserve account pursuant to the Indenture.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

  General

     The Company's results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate, crude oil and natural gas liquids ("NGLs"). The profitability of the Company also depends on the volume of natural gas it gathers and transports and its ability to minimize finding and lifting costs and maintain its reserve base while maximizing production.

     The Company's operating data for the years ended January 31, 1997 and 1996, the six months ended January 31, 1996 and 1995 and the years ended July 31, 1995 and 1994 are as follows:

                                        YEAR ENDED          SIX MONTHS ENDED       YEAR ENDED
                                       JANUARY 31,            JANUARY 31,           JULY 31,
                                   --------------------   --------------------   ---------------
                                    1997       1996        1996       1995        1995     1994
                                   ------   -----------   ------   -----------   ------   ------
                                            (UNAUDITED)            (UNAUDITED)
Sales volumes:
  Gas (Bcf)......................   153.6      137.9        66.9       76.9       147.9    130.9
  NGLs (MMgals)..................   174.2      169.2        65.3      121.3       225.3    164.0
  Condensate and oil (MBbls).....     604        543         259        354         638      650
Average prices:
  Gas (dry) (per Mcf)............  $ 2.14     $ 1.51      $ 1.65     $ 1.41      $ 1.40   $ 1.96
  NGLs (per gallon)..............     .36        .27         .30        .27         .26      .27
  Condensate and oil (per Bbl)...   21.54      17.76       17.39      16.50       17.22    15.13
Number of gross wells drilled....     151        102          65         60          98      140
Percentage of wells completed....      68%        75%         74%        78%         78%      83%

     The Company uses the full-cost method of accounting for exploration and development costs. Under the full-cost method, the cost for successful, as well as unsuccessful, exploration and development activities is capitalized and amortized on a unit-of-production basis over the life of the remaining proved reserves. A summary of the Company's operating expenses is set forth below (in millions of dollars):

                                          YEAR ENDED         SIX MONTHS ENDED       YEAR ENDED
                                         JANUARY 31,            JANUARY 31,          JULY 31,
                                     --------------------   -------------------   --------------
                                      1997       1996       1996       1995       1995     1994
                                     ------   -----------   -----   -----------   -----   ------
                                              (UNAUDITED)           (UNAUDITED)
Operating costs and expenses:
  Lease............................  $ 27.5      $18.7      $ 9.4      $10.3      $19.6   $ 19.8
  Pipeline.........................    37.2       24.4       13.0        9.8       21.2     25.5
  Natural gas liquids..............    49.3       35.5       15.6       24.5       44.4     44.8
  Well service.....................      .4         .2         .1         --         .1       .1
                                     ------      -----      -----      -----      -----   ------
                                      114.4       78.8       38.1       44.6       85.3     90.2
Taxes other than income taxes(1)...    22.6       15.2        7.5        6.3       14.0     13.2
                                     ------      -----      -----      -----      -----   ------
                                     $137.0      $94.0      $45.6      $50.9      $99.3   $103.4
                                     ======      =====      =====      =====      =====   ======

---------------

(1) Taxes other than income taxes include severance, property, and other taxes.

     The Company's average depletion rates have been as follows:

                                          YEAR ENDED         SIX MONTHS ENDED       YEAR ENDED
                                         JANUARY 31,            JANUARY 31,          JULY 31,
                                     --------------------   -------------------   --------------
                                      1997       1996       1996       1995       1995     1994
                                     ------   -----------   -----   -----------   -----   ------
                                              (UNAUDITED)           (UNAUDITED)
Depletion rates (per Mcfe).........  $  .96      $ .79      $ .82      $ .84      $ .81   $  .80
                                     ======      =====      =====      =====      =====   ======

  Year Ended January 31, 1997, Compared with the Year Ended January 31, 1996

     Gas, condensate and NGL revenues for the year ended January 31, 1997, increased by $106.5 million from the year ended January 31, 1996, primarily due to higher prices for and increased volumes of natural gas, condensate, oil and NGLs, primarily in the fourth quarter. The average monthly prices received for natural gas, excluding amounts delivered to third parties under volumetric production payments, ranged from $1.71 to $3.74 per Mcf during the year ended January 31, 1997, compared to prices ranging from $1.29 to $1.95 per Mcf in the year ended January 31, 1996. The increase in natural gas sales volumes resulted primarily from increased production from the Company's Bob West North development area, offset in part by the normal decline in natural gas production from the Company's Lobo Trend wells and the sale of approximately 176 Bcfe of the Company's reserves in the Lobo Trend. NGLs sales volumes increased as a result of increases in the volumes of natural gas processed. Transportation revenues increased by $0.9 million for the year ended January 31, 1997, primarily due to increased volumes of natural gas transported.

     Lease operating expenses for the year ended January 31, 1997 increased by $8.8 million from the year ended January 31, 1996 primarily due to increases in repairs and maintenance and workover expenses attributable to an increase in the number of producing wells prior to the sale of certain of the Company's Lobo Trend properties and the initiation in the first quarter of fiscal 1997 of a program to increase flow rates on certain wells. This program included the installation of leased wellhead compressors and additional workover projects. Pipeline operating expenses increased by $12.8 million, primarily due to increases in compressor fuel costs, compressor rentals, chemicals used in the operation of the Company's amine plants and volumetric losses. NGLs cost increased by $13.8 million from the year ended January 31, 1996 due to increases in the cost of natural gas used in NGL processing. Depreciation, depletion and amortization expense for the year ended January 31, 1997 increased by $11.9 million due to a $0.17 increase in the depletion rate, offset in part by a decrease in the Company's undedicated natural gas production. The depletion rate increased for the year ended January 31, 1997 primarily due to higher costs associated with the Company's expanded exploration activities. General and administrative expenses increased by $12.6 million in the year ended January 31, 1997, due primarily to increases in litigation accruals and wages and benefits. Taxes other than income taxes increased by $7.3 million over the year ended January 31, 1996 due primarily to an increase in severance taxes, including an accrual of $2.7 million as a result of a severance tax audit adjustment, offset in part by a reduction in ad valorem taxes.

     Interest income for the year ended January 31, 1997 increased by approximately $0.8 million from the year ended January 31, 1996 due to higher average cash balances in fiscal 1997. Interest expense increased by $15.1 million primarily as a result of interest incurred on the Notes and the amortization of related debt issue costs, offset in part by an increase of $7.6 million of interest capitalized in connection with the acquisition of the Company's unevaluated gas and oil properties.

     Litigation settlements for the year ended January 31, 1997 increased by $77.7 million as a result of the settlement with Tennessee Gas Pipeline Company of which TransTexas' share of the proceeds was $96 million.

     Income tax expense for the year ended January 31, 1997 was $12.5 million compared to income tax benefit of $4.2 million in the prior year. Income tax expense for the year ended January 31, 1997 is net of a decrease in a valuation allowance of $13.6 million relating to the utilization of net operating loss carryforwards and tight sands credits of $7.4 million. Income tax benefit for the year ended January 31, 1996 is net of a valuation allowance of $13.6 million relating to net operating loss carryforwards and an adjustment relating to tight sands credits of $7.8 million.

     Cash flow from operating activities for the year ended January 31, 1997 increased by approximately $148.9 million from the prior year primarily due to increased net income, the settlement of take-or-pay litigation in the second quarter of fiscal 1997 and proceeds from the sale of volumetric production payments partially offset by increases in working capital.

     Cash used in investing activities decreased by $67.9 million due to the sale of approximately 176 Bcfe of the Company's reserves, offset in part by advances to an affiliate and increased capital spending. Capital expenditures for fiscal 1997 included $47.7 million for purchases of oil and gas properties from TransAmerican.

     Cash flow from financing activities decreased by approximately $214.9 million from the year ended January 31, 1996 due primarily to the issuance of the Notes in June 1995, offset in part by the issuance of Subordinated Notes in fiscal 1997.

  Six Months Ended January 31, 1996, Compared with the Six Months Ended January 31, 1995

     Gas, condensate and NGL revenues for the six months ended January 31, 1996 decreased by $18.6 million from the comparable period of the prior year, due primarily to decreases in gas, condensate and NGL sales volumes, partly offset by increases in gas, condensate and NGL prices. The decrease in gas sales volumes reflects the normal decline in natural gas production from the Company's Lobo Trend wells, offset in part by production from the Company's new development areas. The average monthly prices received per Mcf of gas ranged from $1.33 to $1.95 in the six months ended January 31, 1996, compared to a range of $1.32 to $1.52 in the same period in the prior year. NGL sales volumes decreased primarily due to the decrease in the volumes of natural gas processed. Transportation revenues decreased by $3.3 million for the six months ended January 31, 1996, due primarily to decreases in volumes transported.

     Lease operating expenses in the six months ended January 31, 1996 decreased by $0.9 million from the prior year period as increases in repairs and maintenance expense attributable to the increase in the number of producing wells were offset by a decrease in workover expense due to fewer workovers performed. Pipeline operating expenses increased by $3.2 million, primarily due to increases in repairs and maintenance expenses, compressor fuel costs, and pipeline loss. Also contributing to the increase in pipeline operating expenses were costs incurred by the Company to remove carbon dioxide from natural gas produced from certain of the Company's new development areas. NGL cost decreased by $8.9 million from the comparable period in the prior year, due to the decrease in volumes of natural gas processed. Depreciation, depletion and amortization expense for the six months ended January 31, 1996 decreased by $9.4 million due to the decrease in natural gas production and a $0.02 decrease in the depletion rate. General and administrative expenses increased by $1.1 million in the six months ended January 31, 1996, due primarily to costs associated with the relocation of the Company's corporate offices, offset in part by decreases in consulting and professional fees. The gain on litigation settlement of $18.3 million represents the value of properties received in a litigation settlement.

     Interest income for the six months ended January 31, 1996 increased by approximately $2 million over the comparable period of the prior year due to increased cash balances resulting from the issuance of the Notes. Interest expense increased by $13.4 million, primarily as a result of interest accrued on the Notes and a dollar-denominated production payment, offset in part by the capitalization of approximately $7.4 million of interest in connection with the acquisition of the Company's unevaluated gas and oil properties.

     Cash flow from operating activities for the six months ended January 31, 1996 decreased by approximately $21.2 million from the prior-year period due primarily to decreased production, offset in part by net proceeds of $32.9 million from the sale of a volumetric production payment.

     Cash used in investing activities increased by $31.4 million due to increases in lease acquisitions and drilling activity, and the purchase and installation of three amine plants to treat gas produced from certain of the Company's new discovery areas. These increases were offset by cash proceeds from the sale of a portion of the Company's Lodgepole properties and a sale-leaseback of drilling equipment.

     Cash flow from financing activities decreased by approximately $5.2 million due primarily to repayments of the Company's dollar-denominated production payment, offset in part by increases in long-term borrowings.

  Year Ended July 31, 1995, Compared with the Year Ended July 31, 1994

     Gas, condensate and NGL revenues decreased by $26.9 million, due primarily to the decline in prices for natural gas, offset in part by increases in NGL and natural gas production. The average monthly prices received per Mcf of gas ranged from a low of $1.29 to a high of $1.52 in the year ended July 31, 1995, compared to a low of $1.71 to a high of $2.21 in fiscal 1994. The increase in gas sales volumes was due to a net increase in producing wells to 947 at July 31, 1995 from 865 at July 31, 1994. NGL production increased due to increased volumes of the Company's natural gas processed at the Exxon King Ranch Plant. Transportation revenues for the year ended July 31, 1995 increased by $3.5 million compared to 1994 due primarily to increases in volumes transported.

     Lease operating expenses decreased by $0.2 million, primarily as a result of a decrease in operating materials and supplies expense. The decrease in NGL cost of $0.4 million reflects the decrease in the cost of natural gas used in NGL processing, offset in part by increased NGL production. Pipeline operating expenses decreased by $4.3 million as increases in repair and maintenance expenses associated with higher volumes transported were offset by a decrease in compressor fuel costs. Depreciation, depletion and amortization expenses increased by $16.1 million in the year ended July 31, 1995 over the prior year due to the increase in natural gas production and a $.01 increase in the depletion rate. General and administrative expenses decreased by $8.4 million compared to the prior year due primarily to a $6.0 million decrease in litigation accruals and a corresponding reduction in legal fees. Litigation accruals totaled $7.0 million in the year ended July 31, 1995 compared to $13.0 million in 1994.

     Interest expense for the year ended July 31, 1995 increased by $16.8 million over the prior year as a result of the increase in principal amount and interest rate on the Notes as compared to the Prior Notes, along with interest accrued on the Company's production payment, short-term borrowings and certain litigation settlements.

     Income tax benefit for the year ended July 31, 1995 is net of a valuation allowance of $13.6 million relating to net operating loss carryforwards and an adjustment relating to tight sands credits of $7.8 million. Income tax expense for the year ended July 31, 1994 includes $5.8 million of tax benefits that became available as a result of a change in tax status of TransAmerican's consolidated group to an integrated oil company.

     The Company recorded an extraordinary loss of approximately $56.6 million, net of taxes, on the retirement of the Prior Notes. This loss consists of $40.0 million in premium and consent fees paid to the holders of the Prior Notes, $2.5 million in underwriting fees and expenses and the recognition of approximately $15.6 million of unamortized deferred financing costs, less a related income tax benefit of approximately $1.5 million.

     Capital expenditures for the year ended July 31, 1995 increased by $37.2 million to $278.5 million from $241.3 million for the prior year, due primarily to an increase in lease acquisitions, offset in part by the completion of a major pipeline expansion project in July 1994.

  Liquidity and Capital Resources

     The Company historically has financed its capital expenditures, debt service and working capital requirements with cash from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, its accounts receivable revolving credit facilities and other financings. Cash flow from operations is sensitive to the prices the Company receives for its natural gas. The Company from time to time enters into commodity price swap agreements to reduce its exposure to price risk in the spot market for natural gas. See Note 16 of Notes to Consolidated Financial Statements included elsewhere in this report. A substantial portion of its production, however, will remain subject to price risk. Proceeds from natural gas sales are received at approximately the same time that production related burdens, such as royalties, production taxes and drilling program obligations are payable.

     The Company is engaged in exclusive negotiations to sell all of the stock of TTC, its subsidiary that owns substantially all the Company's Lobo Trend producing properties and related pipeline transmission system, for an estimated sales price of approximately $1.1 billion. In addition, the Company has engaged an investment banking firm to assist in the sale of its interest in the Lodgepole prospect in North Dakota. The Company intends to use the proceeds from these transactions for general corporate purposes which may include a recapitalization of TransTexas. There can be no assurance that the Lobo Sale will be consummated or, if consummated, will be upon the terms described herein.

     The Company makes substantial capital expenditures for the exploration, development and production of its natural gas reserves. For the fiscal year ended January 31, 1997, the Company's total capital expenditures were $359 million, including $74 million for lease acquisitions, $228 million for drilling and development and $57 million for the Company's gas gathering and pipeline system and other equipment and seismic acquisitions. The Company anticipates that cash on hand and cash flow from operations will fund approximately $160 million of capital expenditures during fiscal 1998. The Company may supplement these capital resources with proceeds from asset sales and other financings in order to fund additional capital expenditures. There is no assurance that additional funds can be obtained from these sources. Subject to availability of cash, however, the Company plans total capital expenditures of approximately $220 million in fiscal 1998, of which approximately $180 million would be used for drilling and development, $20 million for the Company's gas gathering and pipeline systems and other equipment and seismic acquisitions, and $20 million for lease acquisitions. If the Lobo Sale or a recapitalization is consummated, the capital expenditure budget will change. If capital expenditures are higher than anticipated, cash flow from operations is lower than anticipated, additional asset sales or financings are not completed or certain contingent obligations of the Company become fixed, the Company may not have sufficient funds for capital expenditures necessary to replace its reserves or to maintain production at current levels and, as a result, production may decrease over time. Although cash from operating activities for the fiscal year ended January 31, 1997 has increased, primarily due to sales of volumetric production payments and a litigation settlement, net cash provided by operating activities declined over the three years ended January 31, 1996.

     In December 1996, the Company issued $189 million in face amount of its 13 1/4% Series A Senior Subordinated Notes Due 2003 ("Subordinated Notes") to unaffiliated third parties. The Subordinated Notes were sold with original issue discount at a price equal to 52.6166% of the principal amount shown on the face thereof, for gross proceeds of approximately $99.45 million. The Subordinated Notes accrete at a rate of 13 1/4% compounded semi-annually for a period of five years. Thereafter, the Subordinated Notes will pay cash interest at the same rate. The holders of the Subordinated Notes have the right to exchange their notes for notes to be registered under the Securities Act of 1933 ("Securities Act"). Proceeds from the issuance of the Subordinated Notes were used for working capital and general corporate purposes.

     The Company currently has a $40 million credit facility with BNY Financial Corporation (the "BNY Facility") pursuant to which it may borrow funds based on the amount of its accounts receivable. At January 31, 1997, the outstanding balance under the BNY Facility was $26.3 million. Based on anticipated accounts receivable levels, the Company estimates average amounts available under the facility will not exceed $26 million. Amounts available under and other terms of the BNY Facility may change if the Lobo Sale is consummated.

     The Company finances a portion of its working capital requirements and capital expenditures by entering into installment notes collateralized by certain equipment. These notes bear interest at rates ranging from 9.43% to 13% per annum and mature at various dates through 2001.

     In January 1996, the Company entered into a reimbursement agreement with an unaffiliated third party pursuant to which the third party caused a $20 million letter of credit to be issued to collateralize a supersedeas bond on behalf of the Company. If there is a draw under the letter of credit, the Company is required to reimburse the third party within 60 days.

     In January 1996, the Company sold to an unaffiliated third party a term overriding royalty interest in the form of a volumetric production payment carved out of its interests in certain of its producing properties. For net proceeds of approximately $33 million, the Company conveyed to the third party a term overriding royalty equivalent to a base volume of approximately 29 Bcf of natural gas, subject to certain increases in the base volume and in the percentage interest dedicated if certain minimum performance and delivery requirements are not met. In February 1996, in consideration for additional net proceeds of approximately $16 million, the Company supplemented the production payment to subject a percentage of its interests in certain additional producing properties to the production payment and to include additional volumes of approximately 14 Bcf of natural gas within the base volume subject to the production payment. At January 31, 1997, approximately 23 Bcf of natural gas remained subject to this production payment.

     In May 1996, the Company sold to two unaffiliated third parties a volumetric production payment for net proceeds of approximately $43 million. The Company conveyed to the third parties a term overriding royalty equivalent to a base volume of approximately 37 Bcf of natural gas, subject to certain increases in the base volume and in the percentage interest dedicated if certain minimum performance and delivery requirements are not met. Concurrently with the closing of that transaction, the Company and one of the unaffiliated third parties terminated, prior to the expiration of its stated term, a dollar-denominated term overriding royalty interest previously sold by the Company to that unaffiliated third party for a payment by the Company of approximately $25 million. At January 31, 1997, approximately 24 Bcf of natural gas remained subject to the May 1996 production payment.

     In September 1996, the Company sold to an unaffiliated third party a term royalty in the form of a dollar-denominated production payment in certain of the Company's properties for proceeds of $13.5 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum.

     In September 1996, the Company entered into a drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by the Company. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $16.5 million. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 17.5% annual interest rate on the unpaid portion of such primary sum. In April 1997, all amounts due were paid in full.

     In April 1997, the Company sold to an unaffiliated third party a term royalty in the form of a dollar-denominated production payment in certain of the Company's properties for proceeds of approximately $20 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum.

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

  Contingent Liabilities

     The Company has significant contingent liabilities, including liabilities with respect to litigation matters and other obligations assumed in the Transfer. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to the Company in one reporting period, could have a material adverse effect on the Company's cash flow or operations for that period. Although the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position. The Company has delivered letters of credit and placed into escrow cash, which letters of credit and cash total approximately $21 million, to be applied to certain potential litigation claims.

     Pursuant to the proposed terms of the Lobo Sale, TransTexas would be required to indemnify the buyer for certain liabilities related to the assets owned by TTC. Although TransTexas does not anticipate that it will incur any material indemnity liability, no assurance can be given that TransTexas will have sufficient funds to satisfy any such indemnity obligation or that any payment thereof will not have a material adverse effect on its ability to fund its debt service, capital expenditure and working capital requirements.

  Deconsolidation for Federal Income Tax Purposes

     Under certain circumstances, TransAmerican, TransAmerican Exploration Corporation ("TEXC"), TEC or TARC may sell or otherwise dispose of shares of common stock of the Company. If, as a result of any sale or other disposition of the Company's common stock or otherwise, the aggregate ownership of the Company by TransAmerican and certain of its affiliates (the "TNGC Consolidated Group") (excluding the Company) is less than 80% (measured by voting power and value), the Company will no longer be a member of the TNGC Consolidated Group for federal income tax purposes and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, a tax allocation agreement ("Tax Allocation Agreement") among members of the TNGC Consolidated Group ("Deconsolidation"). Such sales may be necessary to raise funds required to complete TARC's expansion and modification program. Further, if TEC or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TNGC Consolidated Group, which when aggregated with warrants outstanding to purchase shares of common stock of TARC (the "TARC Warrants") represents more than 20% of the voting power or equity value of TARC, then a Deconsolidation of both TARC and the Company from the TNGC Consolidated Group would occur. An event that results in Deconsolidation of the Company from the TNGC Consolidated Group for tax purposes could result in the acceleration of payment of a substantial amount of federal income taxes by TransAmerican. The tax liability to TransAmerican that would result from Deconsolidation is estimated to be approximately $15 million at January 31, 1997. Each member of a consolidated group filing a consolidated federal income tax return is severally liable for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, the Company, TARC or TEC may be required to pay the tax.

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

     The Indenture provides that, upon the occurrence of a Change of Control, each holder of the Notes will have the right to require the Company to repurchase such holder's Notes at 101% of the principal amount thereof plus accrued and unpaid interest. As used in the Indenture, "Change of Control" means
(i) any sale, transfer, or other conveyance, whether direct or indirect, of all or substantially all of the assets of the Company, on a consolidated basis, to any "person" or "group" (as such terms are used for purposes of Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 ("Exchange Act"), whether or not applicable), other than to or among the Company's Wholly Owned Subsidiaries or the trustee under the Indenture, whether in a single transaction or a series of related transactions, unless, immediately after such transaction, John R. Stanley has, directly or indirectly, in the aggregate, sole beneficial ownership of more than 50%, on a fully diluted basis, of the total voting power entitled to vote in the election of directors, managers, or trustees of the transferee,
(ii) the liquidation or dissolution of the Company, or (iii) any transaction, event or circumstance pursuant to which any "person" or "group" (as such terms are used for purposes of Sections 13(d) and 14(d) of the Exchange Act, whether or not applicable), other than John R. Stanley and his Wholly Owned Subsidiaries or the trustee under the Indenture, is or becomes the "beneficial owner" (as that term is used in Rules 13d-3 and 13d-5 under the Exchange Act, whether or not applicable, except that a person shall be deemed to be the "beneficial owner" of all shares that any such person has the right to acquire, whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of more than 50% of the total voting power of the Company's then outstanding Voting Stock, unless, at the time of the occurrence of an event specified in clauses (i), (ii) or (iii), the Notes, issued under the Indenture have an Investment Grade Rating provided, however, that if, at any time within 120 days after such occurrence, the Notes cease having an Investment Grade Rating, such event would constitute a "Change of Control." The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. The holders of the Subordinated Notes would also have a right to require the Company to repurchase such securities upon the occurrence of a change of control. In addition, certain changes or other events in respect of the ownership or control of the Company that do not constitute a Change of Control under the Indenture may result in a "change of control" of the Company under the terms of the BNY Facility and certain equipment financing. Such an occurrence could create an obligation for the Company to repay such other indebtedness. At January 31, 1997, the Company had approximately $34.7 million of indebtedness (excluding the Notes and Subordinated Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that the Company will have sufficient funds to satisfy any such payment obligations.

     TARC owns a large petroleum refinery in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. In February 1995, TARC began a construction and expansion program designed to reactivate the refinery and increase its complexity ("Capital Improvement Program"). TARC's debt securities are collateralized by, among other things, an aggregate of 50.45 million shares of the Company's common stock (the "Common Stock"). From February 1995 through March 1997, TARC spent approximately $238 million on the Capital Improvement Program, procured a majority of the equipment required and completed substantially all of the process design engineering and a substantial portion of the remaining engineering necessary to complete this project.

     Primarily because additional funding was not available to TARC on a timely basis, TARC was unable to meet the construction completion timetable for the Capital Improvement Program as required under the TARC Notes Indenture. The holders of the TARC Notes have waived, until July 15, 1997, the default under the TARC Notes Indenture which would have occurred on February 15, 1997 as a result of TARC's failure to meet the required completion timetable. The waiver of this default will cease to be effective on July 15, 1997. Unless the default has been further waived or TARC completes a recapitalization that satisfies the holders of the TARC Notes, such holders would then be entitled to pursue remedies available under the TARC Notes Indenture, including acceleration of the maturity of the TARC Notes. Any such event of default could result in the sale, following the occurrence of such event of default, of some or all of the remaining shares of Common Stock pledged to collateralize the TARC Notes. A foreclosure on such shares would constitute a "change of control" of the Company under the BNY Facility and certain equipment financing, which may create an obligation for the Company to repay amounts outstanding thereunder. A sale of such shares following a foreclosure could also result in a Change of Control under the Indenture. See "Item 7 -- TARC Financial Information."

  Inflation and Changes in Prices

     The Company's results of operations and the value of its gas properties are highly dependent upon the prices the Company receives for its natural gas. Substantially all of the Company's sales of natural gas are made in the spot market, or pursuant to contracts based on spot market prices, and pursuant to long-term, fixed-price contracts. Accordingly, the prices received by the Company for its natural gas production are dependent upon numerous factors beyond the control of the Company, including the level of consumer product demand, the North American supply of natural gas, government regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment. Demand for natural gas is seasonal, with demand typically higher during the summer and winter, and lower during spring and fall, with concomitant changes in price. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation has not had a significant effect on the Company's results of operations during the year ended January 31, 1997.

     Any significant decline in current prices for natural gas could have a material adverse effect on the Company's financial condition, results of operations and quantities of reserves recoverable on an economic basis. Based on current levels of production and certain hedge agreements, the Company estimates that a $0.10 per MMBtu change in average gas prices received would change annual operating income by approximately $12 million.

  Forward-Looking Statements

     Forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, are included throughout this report. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding the Company's financial position, business strategy, and plans and objectives of management for future operations, including, but not limited to words such as "anticipates," "expects," "estimates," "believes" and "likely" indicate forward-looking statements. The Company's management believes its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include fluctuations in the commodity prices for natural gas, crude oil, condensate and natural gas liquids, the extent of the Company's success in discovering, developing and producing reserves, conditions in the equity and capital markets, the ultimate resolution of litigation, and competition.

     There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of TransTexas. The reserve data included and incorporated by reference in this Offering Circular represent only estimates prepared by Netherland, Sewell & Associates, Inc. ("Netherland Sewell"). Gas reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas that cannot be measured in an exact way, and estimates by other persons might differ materially from those of Netherland Sewell. Certain events, including production, acquisitions and future drilling and development could result in increases or decreases in estimated quantities of proved reserves. In addition, estimates of TransTexas' future net revenues from proved reserves and the present value thereof are based on certain assumptions regarding future natural gas prices, production levels, production and ad valorem taxes and operating and development costs that may not prove to be correct over time.

  TARC Financial Information

     The information relating to TARC which is set forth below is included because a default by TARC on certain of its obligations could, under certain circumstances, result in a change of control of the Company that could require the Company to repay or repurchase the Notes.

     TARC is subject to the informational requirements of the Exchange Act and, in accordance therewith, files reports and other information with the Securities and Exchange Commission ("Commission"). Such reports and other information can be inspected and copied at the public reference facilities maintained by the Commission. TARC is a separate legal entity that does not control, and is not controlled by, the Company. The Company and TARC have separate operations and are separately managed, although two of the Company's directors and its Chief Executive Officer and a Vice President also hold the same positions with TARC. The Company has no control over the content or presentation of TARC's financial or operating information.

     The following information has been excerpted directly from TARC's filings under the Exchange Act. The Company makes no representations as to, and disclaims any responsibility for, the accuracy, adequacy or completeness of such information, which should be read in conjunction with other publicly available information filed by TARC with the Commission. The information presented is the most recent publicly available information.

     For purposes only of the information which follows under this caption "TARC Financial Information," the term "Company" refers to TARC, cross-references are to the relevant sections of the TARC filing from which the information is excerpted, and other capitalized terms have the meanings attributed to such terms in the TARC filing from which the information is excerpted.

           EXCERPTED FROM THE TRANSITION REPORT ON FORM 10-K OF TARC
       FOR THE TRANSITION PERIOD FROM AUGUST 1, 1995 TO JANUARY 31, 1996
      (AS USED HEREIN, THE TERM "COMPANY" REFERS TO TARC, CROSS-REFERENCES
   ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH
       TERMS IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)

ITEM 6. SELECTED FINANCIAL DATA

     On January 29, 1996, the Company changed its fiscal year end for financial reporting purposes to January 31, from July 31. The following table sets forth selected financial data of the Company as of and for each of the five years ended July 31, 1995 and the six months ended January 31, 1996 and 1995. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto. The financial data for fiscal years ended July 31, 1993, 1992 and 1991 represent the results of operations and financial position of the Company prior to the reactivation of the refinery. During these periods, the Company had only maintenance expenses and lease income for storage facilities. The data for the year ended July 31, 1994 reflects the limited operations of the refinery since March 1994 and expenses related to reactivation of portions of the refinery. The Company temporarily ceased processing operations in December 1994 pending additional funding, recommenced operations in May 1995 and temporarily ceased operations again in October 1995 due to low operating margins and pending additional funding and recommenced operations in April 1996.

                                                                                             SIX MONTHS ENDED
                                                     YEAR ENDED JULY 31,                        JANUARY 31,
                                     ----------------------------------------------------   -------------------
                                       1995       1994       1993       1992       1991       1996       1995
                                     --------   --------   --------   --------   --------   --------   --------
                                              (IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Refining revenues................  $140,027   $174,143   $     --   $     --   $     --   $107,237   $ 71,035
  Storage and other income.........       552      3,035      5,178      3,179        278         --        551
  Operating expenses...............   171,411    187,208     13,238     11,693     10,225    121,770     86,383
  General and administrative
    expenses(1)....................    13,614      4,496     11,341      7,057      2,329      7,438      8,442
  Equity in loss before
    extraordinary item of
    TransTexas.....................    (2,428)        --         --         --         --       (156)        --
    Other income (expense).........    (5,966)    (2,827)        28        666        309     (3,944)        89
    Extraordinary item(2)..........   (11,497)        --         --         --         --         --         --
    Net loss.......................   (64,337)   (17,353)   (19,373)   (14,905)   (11,967)   (26,071)   (23,150)
  Net loss per common share(3).....     (2.14)      (.58)      (.65)      (.50)      (.40)      (.87)      (.77)
  Weighted average number of common
    shares outstanding (in
    thousands)(3)..................    30,000     30,000     30,000     30,000     30,000     30,000     30,000
BALANCE SHEET DATA:
  Working capital (deficit)........  $  5,965   $(16,838)  $ (1,494)  $   (949)  $   (756)  $(17,707)  $(35,509)
  Long-term debt proceeds held in
    collateral account(4)..........   140,857         --         --         --         --     24,405         --
  Total assets.....................   499,879    176,327     70,900     70,579     70,650    518,323    229,462
  Total long-term liabilities......   352,696     45,373     64,512     45,636     31,287    378,282    112,719
  Stockholder's equity.............    87,837    100,400      4,253     23,626     38,163     61,766     77,250

---------------

(1) Includes litigation accruals of $4.5 million, $9.0 million, and $4.5 million for the years ended July 31, 1995, 1993 and 1992, respectively and $2.0 million for the six months ended January 31, 1996.

(2) Represents the Company's equity in the early extinguishment of debt at TransTexas.

(3) Gives retroactive effect to a 30,000-for-1 stock split effected in July
    1994.

(4) Includes $7.9 million and $14.7 million at July 31, 1995 and January 31, 1996, respectively, which is classified as a current asset.

           EXCERPTED FROM THE TRANSITION REPORT ON FORM 10-K OF TARC
       FOR THE TRANSITION PERIOD FROM AUGUST 1, 1995 TO JANUARY 31, 1996
      (AS USED HEREIN, THE TERM "COMPANY" REFERS TO TARC, CROSS-REFERENCES
   ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH
       TERMS IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)

                       TRANSAMERICAN REFINING CORPORATION

                            STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                          SIX MONTHS ENDED
                                                           YEAR ENDED JULY 31,               JANUARY 31,
                                                     -------------------------------   -----------------------
                                                       1995        1994       1993       1996         1995
                                                     ---------   --------   --------   ---------   -----------
                                                                                                   (UNAUDITED)
Operating activities:
  Net loss.........................................  $ (64,337)  $(17,353)  $(19,373)  $ (26,071)    (23,150)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization..................      5,855      2,694         --       3,159       2,706
    Litigation.....................................      4,500         --      9,000       2,000       4,500
    Amortization of discount on long-term debt.....      7,673         --         --       3,389          --
    Amortization of debt issue costs...............        552         --         --         238          --
    Equity in net loss of TransTexas...............     13,925         --         --         156          --
    Inventory write down...........................      1,265         79         --       4,406          --
    Changes in assets and liabilities:
      Accounts receivable..........................      4,570     (8,558)      (326)      3,671       6,901
      Inventories..................................     (8,249)    (4,577)        --       7,242       3,063
      Prepayments and other........................     (7,244)        --         --       1,765        (221)
      Accounts payable.............................     (2,690)     5,194        131      (1,675)       (105)
      Payable to affiliate, net....................     (1,214)     1,239         --       1,979        (765)
      Accrued liabilities..........................     (2,625)    11,391        687      (3,132)     (4,871)
      Other assets.................................     (2,126)    (1,088)        --        (130)        562
      Other liabilities............................       (259)       (96)       (41)         --        (102)
                                                     ---------   --------   --------   ---------    --------
         Net cash used by operating activities.....    (50,404)   (11,075)    (9,922)     (3,003)    (11,482)
                                                     ---------   --------   --------   ---------    --------
Investing activities:
  Capital expenditures.............................   (107,374)   (57,209)        --    (119,565)    (52,306)
                                                     ---------   --------   --------   ---------    --------
Financing activities:
  Issuance of long-term debt and warrants..........    300,750         --         --          --          --
  Advances from TransAmerican and affiliates.......     87,560     68,523      9,869      16,698      86,925
  Repayment of advances from TransAmerican and
    affiliates.....................................    (60,000)        --         --     (13,450)    (20,000)
  Long-term debt proceeds held in collateral
    account........................................   (173,000)        --         --          --          --
  Withdrawals from collateral account..............     32,143         --         --     116,452          --
  Debt issue costs.................................    (23,605)      (220)        --          --      (3,126)
  Principal payments on capital lease
    obligations....................................         --         --         --        (458)         --
                                                     ---------   --------   --------   ---------    --------
         Net cash provided by financing
           activities..............................    163,848     68,303      9,869     119,242      63,799
                                                     ---------   --------   --------   ---------    --------
         Increase (decrease) in cash and cash
           equivalent..............................      6,070         19        (53)     (3,326)         11
Beginning cash and cash equivalents................         35         16         69       6,105          35
                                                     ---------   --------   --------   ---------    --------
Ending cash and cash equivalents...................  $   6,105   $     35   $     16   $   2,779    $     46
                                                     =========   ========   ========   =========    ========
Cash paid for:
  Interest.........................................  $   1,282   $     --   $     --   $   8,719    $     --
Noncash financing and investing activities:
  Forgiveness of advances from TransAmerican
    (including $25.0 million for property, plant
    and equipment transferred from TransAmerican at
    net book value in 1994)........................     71,170    100,000         --          --          --
  Contribution of TransTexas stock.................     37,176         --         --          --          --
  TransTexas assumption of litigation
    liabilities....................................         --     13,500         --          --          --
  Accounts payable for property and equipment......     11,784     10,429         --      10,591       8,293
  Capital lease obligations and other incurred for
    property and equipment.........................        967      1,336         --       1,643          66
  Product financing arrangements...................     27,671         --         --      37,206          --

    The accompanying notes are an integral part of the financial statements.

           EXCERPTED FROM THE TRANSITION REPORT ON FORM 10-K OF TARC
       FOR THE TRANSITION PERIOD FROM AUGUST 1, 1995 TO JANUARY 31, 1996
      (AS USED HEREIN, THE TERM "COMPANY" REFERS TO TARC, CROSS-REFERENCES
   ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH
       TERMS IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 OF THE COMPANY

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

     General and administrative expenses for the six months ended January 31, 1996, decreased $1.0 million to $7.4 million from $8.4 million for the same period in 1995, primarily as a result of a reduction in litigation

           EXCERPTED FROM THE TRANSITION REPORT ON FORM 10-K OF TARC
       FOR THE TRANSITION PERIOD FROM AUGUST 1, 1995 TO JANUARY 31, 1996
      (AS USED HEREIN, THE TERM "COMPANY" REFERS TO TARC, CROSS-REFERENCES
   ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH
       TERMS IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)

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

           EXCERPTED FROM THE TRANSITION REPORT ON FORM 10-K OF TARC
       FOR THE TRANSITION PERIOD FROM AUGUST 1, 1995 TO JANUARY 31, 1996
      (AS USED HEREIN, THE TERM "COMPANY" REFERS TO TARC, CROSS-REFERENCES
   ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH
       TERMS IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)

     During the fourth quarter of 1995, net loss before an extraordinary item increased $35.5 million over the same period in 1994, primarily due to interest associated with the Company's long-term debt and amortization of debt issue costs.

     In February 1995, TransAmerican contributed 55 million shares of TransTexas common stock to TEC, and TEC then contributed 15 million of these shares of TransTexas common stock to the Company. The equity in loss of TransTexas for the year ended July 31, 1995, reflects the Company's 20.3% equity interest in TransTexas' loss before an extraordinary item from the date of acquisition. The equity in extraordinary loss of TransTexas represents the Company's equity in a charge recorded by TransTexas in the fourth quarter for the early retirement of $500 million of its 10 1/2% Senior Secured Notes due 2000 from the proceeds of the issuance by TransTexas in June 1995 of $800 million in 11 1/2% Senior Secured Notes due 2002.

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

     As of January 31, 1996, expenditures on the Capital Improvement Program funded by or approved for reimbursement from the cash collateral account totaled approximately $155 million. Approximately $24 million remained in the cash collateral account as of January 31, 1996. The Company sold 4.55 million shares of TransTexas common stock in March 1996, and deposited approximately $26.6 million of the proceeds of such sale into the cash collateral account in accordance with the requirements of the Indenture. Giving effect to current estimates and the sale of TransTexas stock in March 1996, additional funding of $350 million to $355 million will be required to complete the Capital Improvement Program. As of January 31, 1996, the

           EXCERPTED FROM THE TRANSITION REPORT ON FORM 10-K OF TARC
       FOR THE TRANSITION PERIOD FROM AUGUST 1, 1995 TO JANUARY 31, 1996
      (AS USED HEREIN, THE TERM "COMPANY" REFERS TO TARC, CROSS-REFERENCES
   ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH
       TERMS IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)

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

     The Company and the South Louisiana Port Commission ("Port Commission") have reached an agreement in principle which would allow for the issuance of approximately $75 million in Port Commission tax exempt bonds, the proceeds of which may be used to construct tank storage facilities, docks and air and waste water treatment facilities for the Company's FCC Unit. The air and waste water treatment facility are included in the Capital Improvement Program; however, the issuance of the tax exempt bonds could provide an alternate source of financing for the construction of such facilities. The Port Commission would own the facilities built with the proceeds of the bonds, and the Company would operate the facilities pursuant to a long-term (30-year) lease. There can be no assurance that the issuance of the taxexempt bonds, which may require the consent of the holders of the TARC Notes, will occur.

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

           EXCERPTED FROM THE TRANSITION REPORT ON FORM 10-K OF TARC
       FOR THE TRANSITION PERIOD FROM AUGUST 1, 1995 TO JANUARY 31, 1996
      (AS USED HEREIN, THE TERM "COMPANY" REFERS TO TARC, CROSS-REFERENCES
   ARE TO THE RELEVANT SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH
       TERMS IN THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED.)

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

 EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE QUARTER ENDED
     OCTOBER 31, 1996 (THE FOLLOWING IS NOT A COMPLETE FINANCIAL STATEMENT PRESENTATION. MATERIAL INFORMATION RELATING TO TARC IS INCLUDED IN THE RELATED FOOTNOTES AND OTHER FINANCIAL INFORMATION OF TARC NOT INCLUDED HEREIN. AS USED
HEREIN, THE TERM "COMPANY" REFERS TO TARC, CROSS-REFERENCES ARE TO THE RELEVANT
 SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH TERMS IN THE TARC FILING
                   FORM WHICH THE INFORMATION IS EXCERPTED.)

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       TRANSAMERICAN REFINING CORPORATION
                            CONDENSED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                              OCTOBER 31,    JANUARY 31,
                                                                 1996           1996
                                                              -----------    -----------
Current assets:
  Cash and cash equivalents.................................   $     334      $   2,779
  Long-term debt proceeds held in collateral account........           8         14,840
  Accounts receivable.......................................          38            121
  Receivable from affiliates................................         430            118
  Inventories...............................................          23         37,231
  Other.....................................................         428          5,479
                                                               ---------      ---------
         Total current assets...............................       1,261         60,568
                                                               ---------      ---------
Property and equipment......................................     541,476        430,858
Less accumulated depreciation and amortization..............      15,129         10,244
                                                               ---------      ---------
         Net property and equipment.........................     526,347        420,614
                                                               ---------      ---------
Long-term debt proceeds held in collateral account..........          --          9,565
Other assets, net...........................................      24,649         27,576
                                                               ---------      ---------
                                                               $ 552,257      $ 518,323
                                                               =========      =========
                          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................   $  23,703      $  23,552
  Payable to affiliates.....................................       3,896          2,957
  Accrued liabilities.......................................      11,047         14,560
  Product financing arrangements............................          --         37,206
                                                               ---------      ---------
         Total current liabilities..........................      38,646         78,275
                                                               ---------      ---------
Payable to affiliates.......................................      37,659          3,799
Long-term debt..............................................     352,814        316,538
Investment in TransTexas....................................      23,265         46,586
Other liabilities...........................................         719          1,168
Commitments and contingencies (Note 7)......................          --             --
Stockholder's equity:
  Common stock, $0.01 par value, authorized 100,000,000
    shares, issued and outstanding 30,000,000 shares........         300            300
  Additional paid-in capital................................     248,513        248,513
  Accumulated deficit.......................................    (149,659)      (176,856)
                                                               ---------      ---------
         Total stockholder's equity.........................      99,154         71,957
                                                               ---------      ---------
                                                               $ 552,257      $ 518,323
                                                               =========      =========

           See accompanying notes to condensed financial statements.

 EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE QUARTER ENDED
     OCTOBER 31, 1996 (THE FOLLOWING IS NOT A COMPLETE FINANCIAL STATEMENT PRESENTATION. MATERIAL INFORMATION RELATING TO TARC IS INCLUDED IN THE RELATED FOOTNOTES AND OTHER FINANCIAL INFORMATION OF TARC NOT INCLUDED HEREIN. AS USED
HEREIN, THE TERM "COMPANY" REFERS TO TARC, CROSS-REFERENCES ARE TO THE RELEVANT
 SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH TERMS IN THE TARC FILING
                   FORM WHICH THE INFORMATION IS EXCERPTED.)

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     OCTOBER 31,               OCTOBER 31,
                                               -----------------------   -----------------------
                                                  1996         1995         1996         1995
                                               ----------   ----------   ----------   ----------
Revenues:
  Product sales..............................  $       --   $   74,811   $   10,857   $  143,804
                                               ----------   ----------   ----------   ----------
          Total revenues.....................          --       74,811       10,857      143,804
                                               ----------   ----------   ----------   ----------
Costs and expenses:
  Costs of products sold.....................          --       75,824       12,441      151,049
  Processing arrangements, net...............       5,232           --        8,551           --
  Operations and maintenance.................       2,989        4,533        9,589        9,105
  Depreciation and amortization..............       1,691        1,584        5,311        4,733
  General and administrative.................       1,733        4,014        7,394        9,186
  Taxes other than income taxes..............         905        1,103        3,783        3,185
                                               ----------   ----------   ----------   ----------
          Total costs and expenses...........      12,550       87,058       47,069      177,258
                                               ----------   ----------   ----------   ----------
          Operating loss.....................     (12,550)     (12,247)     (36,212)     (33,454)
                                               ----------   ----------   ----------   ----------
Other income (expense):
  Interest income............................           5        1,546          202        5,633
  Interest expense...........................     (18,671)     (15,673)     (54,081)     (43,517)
  Interest capitalized.......................      17,676       10,828       51,014       26,168
  Equity in earnings (loss) of TransTexas....      (1,325)      (1,373)       9,766       (3,801)
  Gain on sale of TransTexas stock...........          --           --       56,162           --
  Other......................................          18           35          346        2,397
                                               ----------   ----------   ----------   ----------
          Total other income (expense).......      (2,297)      (4,637)      63,409      (13,120)
                                               ----------   ----------   ----------   ----------
          Income (loss) before extraordinary
            item.............................     (14,847)     (16,884)      27,197      (46,574)
Extraordinary item:
  Equity in extraordinary loss of
     TransTexas..............................          --           --           --      (11,497)
                                               ----------   ----------   ----------   ----------
          Net income (loss)..................  $  (14,847)  $  (16,884)  $   27,197   $  (58,071)
                                               ==========   ==========   ==========   ==========
Net income (loss) per share:
  Income (loss) before extraordinary item....  $    (0.49)  $    (0.56)  $     0.91   $    (1.55)
  Extraordinary item.........................          --           --           --        (0.39)
                                               ----------   ----------   ----------   ----------
          Net income (loss) per share........  $    (0.49)  $    (0.56)  $     0.91   $    (1.94)
                                               ==========   ==========   ==========   ==========
Weighted average number of shares
  outstanding................................  30,000,000   30,000,000   30,000,000   30,000,000
                                               ==========   ==========   ==========   ==========

           See accompanying notes to condensed financial statements.

 EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE QUARTER ENDED
     OCTOBER 31, 1996 (THE FOLLOWING IS NOT A COMPLETE FINANCIAL STATEMENT PRESENTATION. MATERIAL INFORMATION RELATING TO TARC IS INCLUDED IN THE RELATED FOOTNOTES AND OTHER FINANCIAL INFORMATION OF TARC NOT INCLUDED HEREIN. AS USED
HEREIN, THE TERM "COMPANY" REFERS TO TARC, CROSS-REFERENCES ARE TO THE RELEVANT
 SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH TERMS IN THE TARC FILING
                   FORM WHICH THE INFORMATION IS EXCERPTED.)

                       TRANSAMERICAN REFINING CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                  OCTOBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
Operating activities:
  Net income (loss).........................................  $ 27,197    $(58,071)
  Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
     Depreciation and amortization..........................     5,311       4,733
     Amortization of discount on long-term debt.............        83      10,857
     Amortization of debt issue costs.......................         6         777
     Equity in (earnings) loss of TransTexas................    (9,766)     15,298
     Gain on sale of TransTexas stock.......................   (56,162)         --
     Changes in assets and liabilities:
       Accounts receivable..................................        83         415
       Receivable from affiliates...........................      (312)         --
       Inventories..........................................        --     (14,064)
       Accounts payable.....................................     5,106      (6,739)
       Payable to affiliates................................       939         946
       Accrued liabilities..................................    (3,173)      6,290
       Other assets.........................................     5,114       3,097
                                                              --------    --------
          Net cash used by operating activities.............   (25,574)    (36,461)
                                                              --------    --------
Investing activities:
  Capital expenditures......................................   (76,949)   (110,189)
                                                              --------    --------
Financing activities:
  Issuance of long-term debt and warrants...................        --     300,750
  Net proceeds from sale of TransTexas stock................    42,607          --
  Long-term debt and stock sale proceeds held in collateral
     account................................................   (26,549)   (173,000)
  Withdrawals from collateral account.......................    50,949      87,051
  Advances from TransAmerican...............................    35,785       5,335
  Payment of advances to TransAmerican......................    (1,925)    (44,700)
  Debt issue costs..........................................        --     (20,479)
  Principal payments on capital lease obligations...........      (789)       (871)
                                                              --------    --------
          Net cash provided by financing activities.........   100,078     154,086
                                                              --------    --------
          Increase (decrease) in cash and cash
            equivalents.....................................    (2,445)      7,436
Beginning cash and cash equivalents.........................     2,779          46
                                                              --------    --------
Ending cash and cash equivalents............................  $    334    $  7,482
                                                              ========    ========
Noncash financing and investing activities:
  Accounts payable for property and equipment...............  $ (4,955)   $  1,079
  Product financing arrangements............................   (37,206)      7,900
  Interest accretion on notes and discount notes capitalized
     in property and equipment..............................    36,193      18,495
  Contribution of TransTexas stock..........................        --      37,176
  Forgiveness of advances from TransAmerican, contributed to
     capital................................................        --      71,170
  Capital lease obligations incurred for property and
     equipment..............................................        --       2,678

           See accompanying notes to condensed financial statements.

 EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE QUARTER ENDED
     OCTOBER 31, 1996 (THE FOLLOWING IS NOT A COMPLETE FINANCIAL STATEMENT PRESENTATION. MATERIAL INFORMATION RELATING TO TARC IS INCLUDED IN THE RELATED FOOTNOTES AND OTHER FINANCIAL INFORMATION OF TARC NOT INCLUDED HEREIN. AS USED
HEREIN, THE TERM "COMPANY" REFERS TO TARC, CROSS-REFERENCES ARE TO THE RELEVANT
 SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH TERMS IN THE TARC FILING
                   FORM WHICH THE INFORMATION IS EXCERPTED.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

  General

     The Company's refinery was inoperative from January 1983 through February 1994. During this period, the Company's revenues were primarily from tank rentals and its expenses were composed of maintenance and repairs, tank rentals, general and administrative expenses and property taxes. The Company commenced partial operations at the refinery in March 1994 and has operated the vacuum unit intermittently since then. The Company's decision to commence or suspend operations is based on the availability of financing, current operating margins and the need to tie-in units as they are completed. The Company does not consider its historical results to be indicative of future results.

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

     As more fully described in "Liquidity and Capital Resources," management does not believe that the Company will be able to complete Phase I of the Capital Improvement Program by February 15, 1997. Under the Indenture, the failure of the Company to complete and test Phase I by February 15, 1997 would constitute an Event of Default at such date.

  Three Months Ended October 31, 1996, Compared with the Three Months Ended October 31, 1995

     There were no revenues for the three months ended October 31, 1996.

     There were no costs of products sold for the three months ended October 31, 1996. Costs of products sold of $75.8 million for the same period in 1995 was primarily a result of processing feedstocks for third parties pursuant to processing arrangements.

     Losses from processing arrangements, which are discussed below in "Liquidity and Capital Resources," of $5.2 million for the three months ended October 31, 1996 were primarily due to low margins and price management activities.

     Operations and maintenance expense for the three months ended October 31, 1996 decreased to $3.9 million from $4.5 million for the same period in 1995, primarily due to decreases in salaries and refinery fuel costs.

     Taxes other than income taxes for the three months ended October 31, 1996 decreased to $0.9 million from $1.1 million for the same period in 1995, primarily due to decreased franchise tax expense.

     General and administrative expenses decreased to $1.7 million for the three months ended October 31, 1996 from $4.0 million for the same period in 1995, primarily due to decreased litigation expense.

     Interest income for the three months ended October 31, 1996 decreased $1.5 million as compared to the same period in 1995 primarily due to interest earned in 1995 on a higher balance held in the Collateral Account. Interest expense, net for the three months ended October 31, 1996 decreased $3.9 million, primarily

 EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE QUARTER ENDED
     OCTOBER 31, 1996 (THE FOLLOWING IS NOT A COMPLETE FINANCIAL STATEMENT PRESENTATION. MATERIAL INFORMATION RELATING TO TARC IS INCLUDED IN THE RELATED FOOTNOTES AND OTHER FINANCIAL INFORMATION OF TARC NOT INCLUDED HEREIN. AS USED
HEREIN, THE TERM "COMPANY" REFERS TO TARC, CROSS-REFERENCES ARE TO THE RELEVANT
 SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH TERMS IN THE TARC FILING
                   FORM WHICH THE INFORMATION IS EXCERPTED.)

due to a larger portion of interest capitalized in 1996 versus 1995. During the three months ended October 31, 1996, the Company capitalized approximately $17.7 million of interest related to property and equipment additions at the Company's refinery compared to $10.8 million for the three months ended October 31, 1995.

     The equity in loss of TransTexas for the three months ended October 31, 1996 of $1.3 million reflects the Company's 14.1% equity interest in TransTexas.

  Nine Months Ended October 31, 1996, Compared with the Nine Months Ended October 31, 1995

     Total revenues for the nine months ended October 31, 1996 decreased to $10.9 million from $143.8 million for the same period in 1995, due to processing of feedstocks for third parties in the prior period.

     Costs of products sold for the nine months ended October 31, 1996 decreased to $12.4 million from $151.0 million for the same period in 1995, due to processing feedstocks for third parties in the prior period.

     Losses from processing arrangements, which are discussed below in "Liquidity and Capital Resources," for the nine months ended October 31, 1996 of $8.5 million were primarily due to low margins and price management activities.

     Operations and maintenance expense for the nine months ended October 31, 1996 increased to $9.6 million from $9.1 million for the same period in 1995, primarily due to an increase in fuel costs during the first six months of fiscal year 1997 and contract labor costs.

     Taxes other than income taxes for the nine months ended October 31, 1996 increased to $3.8 million from $3.2 million for the same period in 1995, primarily due to increased property tax expense.

     General and administrative expenses for the nine months ended October 31, 1996 decreased to $7.4 million from $9.2 million for the same period in 1995, primarily due to decreased litigation expense.

     Interest income for the nine months ended October 31, 1996 decreased $5.4 million as compared to the same period in 1995 primarily due to interest earned in 1995 on a higher balance held in the Collateral Account. Interest expense, net for the nine months ended October 31, 1996 decreased $14.3 million, primarily due to a larger portion of interest capitalized in 1996 versus 1995. During the nine months ended October 31, 1996, the Company capitalized approximately $51.0 million of interest related to property and equipment additions at the Company's refinery, compared to $26.1 million for the nine months ended October 31,1995.

     The equity in earnings of TransTexas for the nine months ended October 31, 1996 of $9.8 million reflects the Company's 20.3% equity interest in TransTexas until the Company's sale of 4.55 million shares of TransTexas stock in March 1996 which decreased the Company's interest in TransTexas to 14.1%.

     Other income for the nine months ended October 31, 1995 was $2.4 million which was primarily a result of trading gains on futures contracts.

LIQUIDITY AND CAPITAL RESOURCES

     The current budget for the Capital Improvement Program calls for total expenditures of $434 million. As of October 31, 1996, expenditures on the Capital Improvement Program funded by or approved for reimbursement from the cash collateral account totaled approximately $206 million. The Company will require substantial additional financing in excess of the current budget over the course of the remaining construction period to complete the Capital Improvement Program. Completion schedules and the amount of additional expenditures required will depend upon, among other factors, the structure and timing of additional

 EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE QUARTER ENDED
     OCTOBER 31, 1996 (THE FOLLOWING IS NOT A COMPLETE FINANCIAL STATEMENT PRESENTATION. MATERIAL INFORMATION RELATING TO TARC IS INCLUDED IN THE RELATED FOOTNOTES AND OTHER FINANCIAL INFORMATION OF TARC NOT INCLUDED HEREIN. AS USED
HEREIN, THE TERM "COMPANY" REFERS TO TARC, CROSS-REFERENCES ARE TO THE RELEVANT
 SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH TERMS IN THE TARC FILING
                   FORM WHICH THE INFORMATION IS EXCERPTED.)

financing. The Company is currently negotiating with potential third-party investors to provide for additional funding, including strategic equity investors, financial investors and foreign producers of crude oil.

     Primarily because additional funding was not available to the Company on a timely basis, management believes that the Company will not be able to complete Phase I of the Capital Improvement Program by February 15, 1997. Under the Indenture, the failure of the Company to complete and test Phase I by February 15, 1997 would constitute an Event of Default at such date. If an Event of Default occurs and is continuing, either the Indenture Trustee or the Holders of 25% in aggregate principal amount of the TARC Notes then outstanding may declare all principal of the TARC Notes and accrued interest thereon to be due and payable immediately. Prior to the declaration of acceleration of the maturity of the TARC Notes, the Holders of a majority in aggregate principal amount of the TARC Notes at the time outstanding may waive on behalf of all the Holders any default, except a default in the payment of principal, of premium, if any, or interest on any TARC Note not yet cured, or a default with respect to any covenant or provision that cannot be modified or amended without the consent of the Holder of each outstanding TARC Note affected.

     The Company anticipates that, prior to February 15, 1997, it will solicit the Holders' approval with respect to any elements of a proposed financing that otherwise would be limited by the terms of the Indenture, as well as to a revised budget and an extension of the required completion date for Phase I. There can be no assurance that current negotiations will result in additional financing for the Capital Improvement Program, that other financing will be available, or that the requisite approval of the Holders can be obtained.

     As of October 1996, the Company had expended the $173 million placed in the collateral account from the issuance of the TARC Notes in February 1995 as well as the proceeds from the March 1996 sale of TransTexas common stock. In May 1996, in anticipation of the limited availability of collateral account funds, the Company began scaling back expenditures on the Capital Improvement Program so that remaining funds were expended only on those critical path items necessary to complete and test refinery units by the dates specified in the Indenture.

     In July 1996, the Company executed a promissory note to TransAmerican for up to $25 million. The note bears interest at a rate of 15% per annum, payable quarterly beginning October 31, 1996, and matures on July 31, 1998. As of October 31, 1996, the entire $25 million was outstanding under the note. On November 1, 1996, the Company executed an additional $25 million promissory note to TransAmerican which bears interest at 15% per annum, payable quarterly beginning December 31, 1996, and which matures on September 30, 1998. At November 30, 1996, the Company had approximately $34.1 million outstanding under these notes. The Company has not made the scheduled interest payment provided for in the first note. These and additional borrowings are being utilized by the Company to fund the critical path items mentioned above, as well as working capital needs, pending additional financing from other sources. There can be no assurance that TransAmerican will make additional advances to the Company.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As of February 1, 1996, the Company adopted the requirements of SFAS No. 121. The Company currently believes, based on estimates of refining margins and current estimates for costs of the Capital Improvement Program that future undiscounted cash flows will be sufficient to recover the cost of the refinery over its estimated useful life as well as the costs of related identifiable intangible assets. Management believes there have been no events or changes in circumstances that would require the recognition of an impairment loss. However, due to the inherent uncertainties in estimating future refining margins, in constructing and operating a large scale refinery and the uncertainty regarding the Company's ability to complete the Capital Improvement Program there can be no assurance that the Company will ultimately

 EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE QUARTER ENDED
     OCTOBER 31, 1996 (THE FOLLOWING IS NOT A COMPLETE FINANCIAL STATEMENT PRESENTATION. MATERIAL INFORMATION RELATING TO TARC IS INCLUDED IN THE RELATED FOOTNOTES AND OTHER FINANCIAL INFORMATION OF TARC NOT INCLUDED HEREIN. AS USED
HEREIN, THE TERM "COMPANY" REFERS TO TARC, CROSS-REFERENCES ARE TO THE RELEVANT
 SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH TERMS IN THE TARC FILING
                   FORM WHICH THE INFORMATION IS EXCERPTED.)

recover the cost of the refinery. See Note 3 to the condensed financial statements included elsewhere in this report.

     The Company has incurred losses and negative cash flow from operations as a result of limited refining operations that did not cover the fixed costs of maintaining the refinery, increased working capital requirements and losses on refined product sales and processing arrangements. Such losses are due to financing costs, low margins and price management activities. Based on recent refining margins, recent projected levels of operations and debt service requirements, such negative cash flows from operations are likely to continue. Primarily as a result of these factors and accounts payable related to the Capital Improvement Program, the Company had negative working capital of $37.4 million at October 31, 1996. In order to operate the refinery and service its debt, the Company must raise debt or equity capital in addition to the funds required to complete the Capital Improvement Program. There is no assurance that additional financing for the Capital Improvement Program, additional working capital, or any necessary approval from the Holders will be obtained or that profitable operations will be ultimately achieved. As a result, there is substantial doubt about the Company's ability to continue as a going concern. If the Company (i) does not complete the Capital Improvement Program timely, (ii) incurs significant cost overruns, (iii) does not ultimately achieve profitable operations, or (iv) ceases to continue operations, the Company's investment in the refinery may not be recovered. The financial statements do not include any adjustments for the above uncertainties.

     A change of control or other event that results in deconsolidation of the Company from TransAmerican's consolidated group for federal income tax purposes could result in the acceleration of payment of a substantial amount of federal income taxes by TransAmerican. Each member of a consolidated group filing a consolidated federal income tax return is severally liable for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, the Company or other members may be required to pay the tax. A decision by TEC or the Company to sell TransTexas shares could result in deconsolidation of TransTexas for tax purposes. Such sales may be necessary to raise funds required to complete the Capital Improvement Program. TransAmerican's tax liability that could result from deconsolidation is estimated to be approximately $35 million at October 31, 1996. The Company as a member of the consolidated group is severally liable for this liability. To the extent TransAmerican is unable to fund the entire liability, the Company may be required to pay a portion of this tax. The Company is unable to determine its share, if any, of the liability which would result from deconsolidation because (i) it is uncertain whether deconsolidation will occur and (ii) if deconsolidation should occur, it is uncertain whether the Company would be required to fund any portion of the tax liability under the joint and several liability provisions.

     The Company enters into financing arrangements to maintain an available supply of feedstocks. Typically, the Company enters into an agreement with a third party to acquire a cargo of feedstock scheduled for delivery to the Company's refinery. The Company pays through the third party all transportation costs, related taxes and duties and letter of credit fees for the cargo, plus a negotiated commission. Prior to arrival at the refinery, another third party purchases the cargo, and the Company commits to purchase, at a later date, the cargo at an agreed price plus commission and costs. The Company also places margin deposits with the third party to permit the third party to hedge its price risk. The Company purchases these cargos in quantities sufficient to maintain expected operations and is obligated to purchase all of the cargos delivered pursuant to these arrangements. In the event the refinery is not operating, these cargos may be sold on the spot market. During the nine months ended October 31, 1996, approximately 1.1 million barrels of feedstocks with a cost of $23 million were sold by a third party on the spot market prior to delivery to the Company without a material gain or loss to the Company.

 EXCERPTED FROM THE QUARTERLY REPORT ON FORM 10-Q OF TARC FOR THE QUARTER ENDED
     OCTOBER 31, 1996 (THE FOLLOWING IS NOT A COMPLETE FINANCIAL STATEMENT PRESENTATION. MATERIAL INFORMATION RELATING TO TARC IS INCLUDED IN THE RELATED FOOTNOTES AND OTHER FINANCIAL INFORMATION OF TARC NOT INCLUDED HEREIN. AS USED
HEREIN, THE TERM "COMPANY" REFERS TO TARC, CROSS-REFERENCES ARE TO THE RELEVANT
 SECTIONS OF THE TARC FILING FROM WHICH THE INFORMATION IS EXCERPTED, AND OTHER CAPITALIZED TERMS HAVE THE MEANINGS ATTRIBUTED TO SUCH TERMS IN THE TARC FILING
                   FORM WHICH THE INFORMATION IS EXCERPTED.)

     In March 1996, the Company entered into a processing agreement with a third party for the processing of various feedstocks at the refinery. Under the terms of the agreement, the processing fee earned by the Company is based on the margin earned by the third party, if any, after deducting all of its related costs such as feedstock acquisition, hedging, transportation, processing and inspections plus a commission for each barrel processed. This agreement provides for the Company to process a total of approximately 1.1 million barrels of the third party's feedstock. For the nine months ended October 31, 1996, the Company incurred a loss of approximately $2.6 million related to this processing agreement primarily as a result of low margins and price management activities.

     In April 1996, the Company entered into a similar processing agreement with another third party to process feedstocks. As of October 31, 1996, the Company had completed processing approximately 5.1 million barrels of feedstocks and is storing approximately 0.3 million barrels of intermediate and refined products under this agreement. Also, during the quarter ended October 31, 1996, the Company entered into a processing agreement with this third party to process approximately 0.6 million barrels of the third party's feedstocks for a fixed price per barrel. Under the terms of this fixed price agreement, the Company met all quantity and quality yields earning the full price per barrel. As of October 31, 1996, the Company recorded a net loss of approximately $5.9 million related to these processing arrangements primarily as a result of low margins and price management activities.

     Environmental compliance and permitting issues are an integral part of the capital expenditures in the Capital Improvement Program. During the next three fiscal years the Company does not expect to incur significant expenses for environmental compliance in addition to the amounts included in the Capital Improvement Program. There is no assurance, however, that costs incurred to comply with environmental laws will not have a material adverse effect on the Company's future results of operations, cash flows or financial condition. The Company also has contingent liabilities with respect to litigation matters as more fully described in Note 7 of Notes to Condensed Financial Statements included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. Words such as "anticipates," "expects," "believes" and "likely" indicate forward-looking statements. The Company's management believes that its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include the Company's success in raising additional capital to complete the Capital Improvement Program, engineering problems, work stoppages, cost overruns, personnel shortages, fluctuations in the commodity prices for petroleum and refined products, casualty losses, conditions in the capital markets and competition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   40
Financial Statements:
  Consolidated Balance Sheet................................   41
  Consolidated Statement of Operations......................   42
  Consolidated Statement of Cash Flows......................   43
  Consolidated Statement of Stockholders' Deficit...........   44
  Notes to Consolidated Financial Statements................   45

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
TransTexas Gas Corporation:

     We have audited the accompanying consolidated balance sheet of TransTexas Gas Corporation as of January 31, 1997 and 1996 and the related consolidated statements of operations, stockholders deficit and cash flows for the year ended January 31, 1997, the six months ended January 31, 1996 and each of the two years in the period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransTexas Gas Corporation as of January 31, 1997 and 1996, and the results of its operations and cash flows for the year ended January 31, 1997, the six months ended January 31, 1996, and each of the two years in the period ended July 31, 1995 in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.

Houston, Texas
May 1, 1997

                           TRANSTEXAS GAS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                    JANUARY 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $   23,561    $   11,248
  Cash restricted for interest (Note 6).....................      46,000        46,000
  Accounts receivable.......................................      78,660        36,251
  Receivable from affiliates................................       3,248         3,697
  Inventories...............................................      12,481        11,421
  Other current assets......................................      24,984        50,821
                                                              ----------    ----------
          Total current assets..............................     188,934       159,438
                                                              ----------    ----------
Property and equipment......................................   2,280,880     2,008,068
Less accumulated depreciation, depletion and amortization...   1,434,487     1,292,728
                                                              ----------    ----------
  Net property and equipment -- based on the full cost
     method of accounting for gas and oil properties of
     which $158,973 and $136,360 at January 31, 1997 and
     1996, respectively, were excluded from amortization....     846,393       715,340
                                                              ----------    ----------
Due from affiliates.........................................          --        26,846
Other assets, net...........................................      17,825        37,203
                                                              ----------    ----------
                                                              $1,053,152    $  938,827
                                                              ==========    ==========
             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt......................  $    5,787    $    1,335
  Accounts payable..........................................      28,150        39,745
  Accrued liabilities.......................................      83,411        74,756
                                                              ----------    ----------
          Total current liabilities.........................     117,348       115,836
                                                              ----------    ----------
Long-term debt, less current maturities.....................       8,775         2,541
Production payments, less current portion...................      11,931        31,036
Senior secured notes........................................     800,000       800,000
Subordinated notes..........................................     101,092            --
Revolving credit agreement..................................      26,268        20,365
Deferred revenue............................................      54,554        32,850
Deferred income taxes.......................................      31,367        40,256
Payable to affiliates.......................................      19,621        15,193
Other liabilities...........................................      32,991        35,190
Commitments and contingencies (Note 12).....................          --            --
Stockholders' deficit:
  Common stock, $0.01 par value, authorized 100,000,000
     shares, issued and outstanding 74,000,000 shares.......         740           740
  Capital deficit...........................................    (123,524)     (107,040)
  Retained earnings (accumulated deficit)...................      31,267       (48,140)
                                                              ----------    ----------
                                                                 (91,517)     (154,440)
  Advances to affiliates....................................     (59,278)           --
                                                              ----------    ----------
          Total stockholders' deficit.......................    (150,795)     (154,440)
                                                              ----------    ----------
                                                              $1,053,152    $  938,827
                                                              ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                     SIX MONTHS ENDED
                                       YEAR ENDED JANUARY 31,          JANUARY 31,            YEAR ENDED JULY 31,
                                      ------------------------   ------------------------   -----------------------
                                         1997         1996          1996         1995          1995         1994
                                      ----------   -----------   ----------   -----------   ----------   ----------
                                                   (UNAUDITED)                (UNAUDITED)
Revenues:
  Gas, condensate and natural gas
    liquids.........................  $  363,459    $  256,986   $  124,663    $  143,304   $  275,627   $  302,522
  Transportation....................      34,423        33,518       15,892        19,161       36,787       33,240
  Gains on the sale of assets.......       7,856           474          474            --           --           --
  Other.............................         609           360          127            52          285          157
                                      ----------    ----------   ----------    ----------   ----------   ----------
      Total revenues................     406,347       291,338      141,156       162,517      312,699      335,919
                                      ----------    ----------   ----------    ----------   ----------   ----------
Costs and expenses:
  Operating.........................     114,453        78,812       38,145        44,605       85,272       90,216
  Depreciation, depletion and
    amortization....................     132,453       120,513       60,894        70,345      129,964      113,858
  General and administrative........      45,596        33,025       13,685        12,595       31,935       40,311
  Taxes other than income taxes.....      22,566        15,234        7,484         6,288       14,038       13,243
  Litigation settlements............     (96,000)      (18,300)     (18,300)           --           --       (1,000)
                                      ----------    ----------   ----------    ----------   ----------   ----------
      Total costs and expenses......     219,068       229,284      101,908       133,833      261,209      256,628
                                      ----------    ----------   ----------    ----------   ----------   ----------
      Operating income..............     187,279        62,054       39,248        28,684       51,490       79,291
                                      ----------    ----------   ----------    ----------   ----------   ----------
Other income (expense):
  Interest income...................       5,544         4,733        2,934           912        2,711        1,516
  Interest expense..................     (97,007)      (81,907)     (43,370)      (29,971)     (68,508)     (51,671)
                                      ----------    ----------   ----------    ----------   ----------   ----------
      Total other income
         (expense)..................     (91,463)      (77,174)     (40,436)      (29,059)     (65,797)     (50,155)
                                      ----------    ----------   ----------    ----------   ----------   ----------
      Income (loss) before income
         taxes......................      95,816       (15,120)      (1,188)         (375)     (14,307)      29,136
Income tax expense (benefit)........      12,491        (2,700)        (416)         (131)      (2,415)       5,380
                                      ----------    ----------   ----------    ----------   ----------   ----------
      Income (loss) before
         extraordinary item.........      83,325       (12,420)        (772)         (244)     (11,892)      23,756
Extraordinary item --  loss on early
  extinguishment of debt, net of tax
  (Note 2)..........................          --       (56,637)          --            --      (56,637)          --
                                      ----------    ----------   ----------    ----------   ----------   ----------
      Net income (loss).............  $   83,325    $  (69,057)  $     (772)   $     (244)  $  (68,529)  $   23,756
                                      ==========    ==========   ==========    ==========   ==========   ==========
Net income (loss) per share:
  Income (loss) before extraordinary
    item............................  $     1.13    $    (0.17)  $    (0.01)   $       --   $    (0.16)  $     0.33
  Extraordinary item................          --         (0.77)          --            --        (0.77)          --
                                      ----------    ----------   ----------    ----------   ----------   ----------
                                      $     1.13    $    (0.94)  $    (0.01)   $       --   $    (0.93)  $     0.33
                                      ==========    ==========   ==========    ==========   ==========   ==========
Weighted average number of shares
  outstanding.......................  74,000,000    74,000,000   74,000,000    74,000,000   74,000,000   71,105,263
                                      ==========    ==========   ==========    ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                              SIX MONTHS ENDED
                                                 YEAR ENDED JANUARY 31,          JANUARY 31,          YEAR ENDED JULY 31,
                                                 -----------------------   -----------------------   ---------------------
                                                   1997         1996         1996         1995         1995        1994
                                                 ---------   -----------   ---------   -----------   ---------   ---------
                                                             (UNAUDITED)               (UNAUDITED)
Operating activities:
  Net income (loss)............................  $  83,325    $ (69,057)   $    (772)   $    (244)   $ (68,529)  $  23,756
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Extraordinary item.........................         --       56,637           --           --       56,637          --
    Depreciation, depletion and amortization...    132,453      120,513       60,894       70,345      129,964     113,858
    Amortization of debt issue costs...........      8,387        3,558        1,295        1,524        3,787       2,818
    Accretion of interest on subordinated
      notes....................................      1,647           --           --           --           --          --
    Gain on litigation settlement..............         --      (18,300)     (18,300)          --           --          --
    Gains on the sale of assets................     (7,856)        (474)        (474)          --           --          --
    Deferred income taxes......................     (8,889)       6,263         (416)      (1,483)       5,196      (5,961)
    Proceeds from volumetric production
      payments.................................     58,621       32,850       32,850           --           --          --
    Amortization of deferred revenue...........    (36,917)          --           --           --           --          --
    Changes in assets and liabilities:
      Accounts receivable......................    (42,409)      (5,604)     (12,860)       7,859       15,115     (37,058)
      Receivable from affiliates...............        449          380          272          765          873      (1,239)
      Inventories..............................     (1,060)      (3,229)      (3,185)       1,753        1,709         977
      Other current assets.....................     (2,154)      (3,210)        (201)      (2,193)      (5,202)        351
      Accounts payable.........................      9,900      (14,150)       3,677        3,006      (14,821)      4,496
      Accrued liabilities......................     31,134      (21,420)      (3,843)      (6,982)     (24,559)     15,082
      Transactions with affiliates, net........     (6,825)     (17,788)      (5,536)         265      (11,987)       (721)
      Other assets.............................     21,428           20          699         (885)      (1,564)       (728)
      Other liabilities........................    (20,173)       5,163       (1,928)         602        7,693      20,612
                                                 ---------    ---------    ---------    ---------    ---------   ---------
        Net cash provided by operating
          activities...........................    221,061       72,152       52,172       74,332       94,312     136,243
                                                 ---------    ---------    ---------    ---------    ---------   ---------
Investing activities:
  Capital expenditures.........................   (340,651)    (318,800)    (155,886)    (106,170)    (269,084)   (233,390)
  Proceeds from the sale of assets.............     92,518       20,500       20,500           --           --          --
  Withdrawals from cash restricted for
    interest...................................     92,000       44,722       44,722           --           --          --
  Increase in cash restricted for interest.....    (92,000)     (90,722)     (46,000)          --      (44,722)         --
  Advances to affiliate........................    (24,750)      (4,700)      (4,700)          --           --      (8,257)
  Payment of advances by affiliate.............         --        4,700        4,700           --           --       8,257
  Purchase of production payment from
    affiliate..................................         --           --           --           --           --      (5,000)
  Production payment by affiliate..............         --        3,547           --          844        4,391         609
                                                 ---------    ---------    ---------    ---------    ---------   ---------
        Net cash used in investing
          activities...........................   (272,883)    (340,753)    (136,664)    (105,326)    (309,415)   (237,781)
                                                 ---------    ---------    ---------    ---------    ---------   ---------
Financing activities:
  Principal payments on long-term debt.........    (19,135)     (20,219)        (219)          --      (20,000)         --
  Proceeds from long-term borrowings...........     26,200       13,000        3,000       10,000       20,000          --
  Revolving credit agreement, net..............      5,903       11,664       20,365        8,701           --          --
  Issuance of production payments..............     28,598       49,500           --           --       49,500          --
  Principal payments on production payments....    (45,205)     (16,699)      (8,833)          --       (7,866)         --
  Issuance of senior secured notes.............         --      800,000           --           --      800,000     500,000
  Retirement of senior secured notes...........         --     (542,500)          --           --     (542,500)         --
  Issuance of subordinated notes...............     99,445           --           --           --           --          --
  Debt issue costs.............................     (9,187)     (15,716)      (1,258)        (452)     (14,910)    (19,418)
  Issuance of common stock.....................         --           --           --           --           --      66,142
  Dividend to TransAmerican....................         --           --           --           --           --     (32,960)
  Transfer of litigation escrow to affiliate...    (22,484)          --           --           --           --          --
  Restricted cash..............................         --           --           --           --           --     (29,133)
                                                 ---------    ---------    ---------    ---------    ---------   ---------
        Net cash provided by financing
          activities...........................     64,135      279,030       13,055       18,249      284,224     484,631
                                                 ---------    ---------    ---------    ---------    ---------   ---------
Net transactions with parent company...........         --           --           --           --           --    (369,529)
                                                 ---------    ---------    ---------    ---------    ---------   ---------
        Increase (decrease) in cash and cash
          equivalents..........................     12,313       10,429      (71,437)     (12,745)      69,121      13,564
Beginning cash and cash equivalents............     11,248          819       82,685       13,564       13,564          --
                                                 ---------    ---------    ---------    ---------    ---------   ---------
Ending cash and cash equivalents...............  $  23,561    $  11,248    $  11,248    $     819    $  82,685   $  13,564
                                                 =========    =========    =========    =========    =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                           RETAINED
                                  COMMON STOCK                             EARNINGS                          TOTAL
                               -------------------                       (ACCUMULATED     ADVANCES       STOCKHOLDERS'
                                 SHARES     AMOUNT    CAPITAL DEFICIT      DEFICIT)     TO AFFILIATES   EQUITY (DEFICIT)
                               ----------   ------   -----------------   ------------   -------------   ----------------
Balance at July 31, 1993.....       1,000    $ --        $       1         $     --       $     --         $       1
  Transfer, as adjusted
     (Note 1)................          --      --         (142,078)              --             --          (142,078)
  Effect of stock split......  68,999,000     690             (690)              --             --                --
  Issuance of common stock...   5,000,000      50           66,092               --             --            66,142
  Dividend to
     TransAmerican...........          --      --          (32,960)              --             --           (32,960)
  Net income.................          --      --            2,595           21,161             --            23,756
                               ----------    ----        ---------         --------       --------         ---------
Balance at July 31, 1994.....  74,000,000     740         (107,040)          21,161             --           (85,139)
  Net loss...................          --      --               --          (68,529)            --           (68,529)
                               ----------    ----        ---------         --------       --------         ---------
Balance at July 31, 1995.....  74,000,000     740         (107,040)         (47,368)            --          (153,668)
  Net loss...................          --      --               --             (772)            --              (772)
                               ----------    ----        ---------         --------       --------         ---------
Balance at January 31,
  1996.......................  74,000,000     740         (107,040)         (48,140)            --          (154,440)
  Elimination of intercompany
     gain on property
     purchased from
     affiliate...............          --      --               --           (3,918)            --            (3,918)
  Transfer of litigation
     escrow to affiliate.....          --      --          (22,484)              --             --           (22,484)
  Contribution of Signal
     Capital Holdings
     Corporation stock by
     affiliate...............          --      --            6,000               --             --             6,000
  Advances to affiliates.....          --      --               --               --        (59,278)          (59,278)
  Net income.................          --      --               --           83,325             --            83,325
                               ----------    ----        ---------         --------       --------         ---------
Balance at January 31,
  1997.......................  74,000,000    $740        $(123,524)        $ 31,267       $(59,278)        $(150,795)
                               ==========    ====        =========         ========       ========         =========

   The accompanying notes are an integral part of the consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Information With Respect to the Year Ended January 31, 1996 and the Interim
                                     Period
                     Ended January 31, 1995, is Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     TransTexas Gas Corporation (together with its subsidiaries, the "Company" or "TransTexas") was incorporated in May 1993 for the purpose of operating certain oil and gas and transmission assets previously operated by TransAmerican Natural Gas Corporation ("TransAmerican") and certain of its subsidiaries. On August 24, 1993, the Company issued $500 million in 10 1/2% Senior Secured Notes due 2000 (the "Prior Notes"), and concurrently certain of these operations were transferred at predecessor basis pursuant to an agreement among the Company, TransAmerican and certain of its subsidiaries, and TransAmerican's sole stockholder (the "Transfer"). As a result of the Transfer, the Company became a wholly-owned subsidiary of TransAmerican and succeeded to the gas and oil properties, exploration and development operations, and natural gas gathering and transportation operations of TransAmerican and certain subsidiaries, except for specific excluded assets (including accounts receivable) retained by TransAmerican. The Company is currently an indirect subsidiary of TransAmerican.

     TransAmerican and certain subsidiaries emerged from a proceeding under Chapter 11 of the Bankruptcy Code on October 19, 1987, pursuant to a confirmed Plan of Reorganization. With the proceeds of the Company's public offering of the Prior Notes, the Company paid all allowed claims under TransAmerican's Plan of Reorganization as well as certain other debts of TransAmerican. During 1996, the Company reclassified approximately $21.6 million of deferred income taxes payable to capital to properly reflect liabilities of TransAmerican.

     TransTexas Transmission Corporation was incorporated in June 1993. In December 1995, TransTexas Exploration Corporation ("TTEX") was incorporated as a wholly-owned subsidiary of the Company and is an Unrestricted Subsidiary, as defined in the Indenture (defined below). In January 1997, TransTexas Drilling Services, Inc. was incorporated as a wholly-owned subsidiary of the Company.

  Change in Fiscal Year

     On January 12, 1996, the Board of Directors determined to change the fiscal year end of the Company to January 31. The consolidated financial statements include presentation of the year ended January 31, 1997 and the six months ended January 31, 1996 (the "Transition Period") and the comparable prior year and six month periods which are unaudited. Certain previously reported financial information has been reclassified to conform with the current presentation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). The Company's most significant financial estimates are for amounts based on remaining proved gas and oil reserves (see Note 17) and contingencies. Actual results could differ from these estimates.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                           TRANSTEXAS GAS CORPORATION

  Inventories

     The Company's inventories, consisting primarily of tubular goods, are stated at the lower of average cost or market.

  Gas and Oil Properties

     The Company uses the full cost method of accounting for exploration and development costs. Under this method of accounting, the cost for successful as well as unsuccessful exploration and development activities are capitalized. Such capitalized costs and estimated future development and reclamation costs are amortized on a unit-of-production method. Net capitalized costs of gas and oil properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated unescalated future net revenues from proved reserves; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects.

     Proceeds from the sale of gas and oil properties are applied to reduce the costs in the cost center unless the sale involves a significant quantity of reserves in relation to the cost center, in which case a gain or loss is recognized.

     Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $159 million and $136 million at January 31, 1997 and 1996, respectively. The properties represented by these costs were undergoing exploration activities at such date, or are properties on which the Company intends to commence such activities in the future. The Company believes that the unevaluated properties at January 31, 1997 will be substantially evaluated in 12 to 24 months and it will begin to amortize these costs at such time.

  Other Property and Equipment

     Other property and equipment are stated at cost. The cost of repairs and minor replacements is charged to operating expense while the cost of renewals and betterments is capitalized. At the time depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts. Gains or losses on dispositions in the ordinary course of business are included in the consolidated statement of operations. Impairment of other property and equipment is reviewed whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable.

     Depreciation of pipeline and transmission facilities, oilfield services equipment and other buildings and equipment is computed by the straight-line method at rates that will amortize the unrecovered cost of depreciable property, including assets acquired under capital leases, over their estimated useful lives.

     Costs of improving leased property are amortized over the estimated useful lives of the assets or the terms of the leases, whichever is shorter.

  Environmental Remediation Costs

     Environmental expenditures are expensed or capitalized as appropriate, depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that do not have future economic benefits are expensed. Liabilities for these expenditures are provided when the responsibility to remediate is probable and the amount of associated costs is reasonably estimable.

  Debt Issue Costs

     Costs related to the issuance of long-term debt are classified as "Other Assets." Capitalized debt costs are amortized to interest expense over the scheduled maturity of the debt utilizing the straight-line method. In the

                           TRANSTEXAS GAS CORPORATION
event of a redemption of long-term debt, the related debt issue costs will be charged to income in the period of redemption.

  Defined Contribution Plan

     The Company, through its parent company, TransAmerican, maintains a defined contribution plan, which incorporates a "401(k) feature" as allowed under the Internal Revenue Code. All investments are made through Massachusetts Mutual Life Insurance Company. Employees who are at least 21 years of age and have completed one year of credited service are eligible to participate on the next semiannual entry date. The Company matches 10%, 20% or 50% of employee contributions up to a maximum of 3% of the participant's compensation, based on years of plan participation. The Company and its predecessor's contributions with respect to this plan totaled $0.5 million, $0.3 million, $0.2 million, $0.1 million, $0.3 million and $0.2 million for years ended January 31, 1997 and 1996, the six months ended January 31, 1996 and 1995 and the years ended July 31, 1995 and 1994, respectively. All Company contributions are currently funded.

  Fair Value of Financial Instruments

     The Company includes fair value information in the notes to consolidated financial statements when the fair value of its financial instruments is different from the book value. The Company believes the book value of those financial instruments that are classified as current approximate fair value because of the short maturity of these instruments. For noncurrent financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

  Revenue Recognition

     The Company recognizes revenues from the sales of natural gas, condensate, oil and natural gas liquids in the period of delivery. Revenues are recognized from transportation of natural gas in the period the service is provided. The sales method is used for natural gas imbalances that arise from jointly produced properties.

  Concentration of Credit Risk

     Financial instruments that potentially expose the Company to credit risk consist principally of cash, trade receivables and commodity price swap agreements. TransTexas selects depository banks based upon management's review of the financial stability of the institution. Balances periodically exceed the $100,000 level covered by federal deposit insurance. To date, there have been no losses incurred due to excess deposits in any financial institution. Trade accounts receivable are generally from companies with significant natural gas marketing activities, who would be impacted by conditions or occurrences affecting that industry. For further information regarding the Company's hedging arrangements, see Note 16. The Company performs ongoing credit evaluations and, generally, requires no collateral from its customers.

  Income Taxes

     The Company files a consolidated tax return with TransAmerican. Income taxes are due from or payable to TransAmerican in accordance with a tax allocation agreement (the "Tax Allocation Agreement"). It is the Company's policy to record income tax expense as though the Company had filed separately. Pursuant to the Tax Allocation Agreement, the Company is able to recognize currently any benefits related to available tight sands credits. Deferred income taxes are recognized, at enacted tax rates, to reflect the future effects of tax carryforwards and temporary differences arising between the tax bases of assets and liabilities and their financial reporting amounts in accordance with Statement of Financial Accounting Standards No. 109 and the Tax Allocation Agreement between the Company, TransAmerican and TransAmerican's other subsidiaries. Income taxes include federal and state income taxes.

                           TRANSTEXAS GAS CORPORATION

  Recently Issued Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") and Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"). These statements will be adopted by the Company effective January 31, 1998. SFAS 128 simplifies the computation of earnings per share by replacing primary and fully diluted presentations with the new basic and diluted disclosures. SFAS 129 establishes standards for disclosing information about an entity's capital structure. The Company has not determined the impact of these pronouncements on its financial statements.

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, Environmental Remediation Liabilities ("SOP 96-1"), which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. The Company does not believe the effect of adoption of SOP 96-1 in 1998 will have a material impact on the Company's financial position, results of operations or cash flows.

2. PUBLIC OFFERING

     On June 20, 1995, the Company issued $800 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "Notes"). The Notes are senior obligations of the Company collateralized by a lien on substantially all existing and future collateral of the Company, which initially includes substantially all of the properties and assets of the Company other than Equipment, Receivables and Inventory, as defined in the indenture governing the Notes (the "Indenture"). Such lien is subject to subordination under certain circumstances as provided in the Indenture governing the TransTexas Notes. The Notes bear interest at the rate of 11 1/2% per annum, payable semiannually on June 15 and December 15, commencing December 15, 1995. The Notes will mature on June 15, 2002.

     In connection with the offering of the Notes, the Company commenced a tender offer to purchase for cash all of its $500 million principal amount of Prior Notes for 105% of their principal amount plus accrued and unpaid interest to the date of purchase. In addition, holders of the Prior Notes were offered a consent fee equal to $30 per $1,000 principal amount of Prior Notes in return for their consents to amendments to the indenture governing the Prior Notes. Substantially all of the Prior Notes were tendered pursuant to this offer.

     The Company received net proceeds of approximately $787 million from the sale of the Notes after deducting underwriting discounts, fees and expenses. The Company used approximately $556 million of the net proceeds to retire the entire principal amount of the Prior Notes, including premium and consent fees and accrued and unpaid interest, and approximately $46 million to establish an interest reserve account. The remainder was used for lease acquisitions, drilling and development and general and corporate purposes. The Company recorded an extraordinary loss on the extinguishment of the Prior Notes of approximately $56.6 million, net of an income tax benefit. The components of this charge are as follows (in thousands of dollars):

Premium and consent fee.....................................  $40,000
Write-off of unamortized debt issue costs...................   15,628
Underwriting fees and expenses..............................    2,500
Related income tax benefit..................................   (1,491)
                                                              -------
                                                              $56,637
                                                              =======

                           TRANSTEXAS GAS CORPORATION

3. OTHER CURRENT ASSETS

     The major components of other current assets are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Prepayments:
  Trade.....................................................  $ 9,580    $ 4,464
  Insurance.................................................    2,310      1,430
Properties held for sale....................................       --      6,000
Deferred loss on commodity price swap agreements............    8,276     31,317
Other.......................................................    4,818      7,610
                                                              -------    -------
                                                              $24,984    $50,821
                                                              =======    =======

4. PROPERTY AND EQUIPMENT

     The major components of property and equipment, at cost, are as follows (in thousands of dollars):

                                                   ESTIMATED           JANUARY 31,
                                                  USEFUL LIFE    ------------------------
                                                    (YEARS)         1997          1996
                                                  -----------    ----------    ----------
Land............................................                 $    1,384    $      660
Gas and oil properties..........................                  2,004,967     1,774,937
Gas transportation..............................    10              193,443       160,819
Drilling services equipment and other...........   4-10              81,086        71,652
                                                                 ----------    ----------
                                                                 $2,280,880    $2,008,068
                                                                 ==========    ==========

     On July 2, 1996, the Company consummated the sale, effective as of May 1, 1996, of producing properties in Zapata County, Texas for consideration of approximately $62 million. On June 17, and August 13, 1996, the Company consummated the sales, effective as of February 1, 1996, of certain other producing properties in Webb County, Texas for consideration of approximately $9.95 million and $21.5 million, respectively. The purchase price for each of the properties discussed above was subject to adjustment for gas sales between the effective date and the closing date. The Company retained the proceeds of such gas sales.

     In March 1996, the Company sold its 41.67% interest in the 76-mile, 24-inch MidCon pipeline that runs from the Company's Thompsonville compressor station to Agua Dulce for $7.5 million. The Company believes that its existing transportation capacity in this area is adequate for the Company's production and does not anticipate any material constraints on the transportation of its natural gas as a result of this sale.

                           TRANSTEXAS GAS CORPORATION

5. OTHER ASSETS

     The major components of other assets are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Debt issue costs, net of accumulated amortization of $2,875,
  and $1,788 at January 31, 1997 and 1996, respectively.....  $14,645    $13,845
Litigation escrow...........................................       --     22,972
Other.......................................................    3,180        386
                                                              -------    -------
                                                              $17,825    $37,203
                                                              =======    =======

6. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands of dollars):

                                                                  JANUARY 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
11 1/2% Senior Secured Notes due 2002.......................  $800,000    $800,000
13 1/4% Senior Subordinated Notes due 2003..................   101,092          --
Notes payable, ranging from 9.43% to 13.0%, due through
  2001......................................................    14,562       3,876
                                                              --------    --------
  Total long-term debt......................................   915,654     803,876
Less current maturities.....................................     5,787       1,335
                                                              --------    --------
                                                              $909,867    $802,541
                                                              ========    ========

     The Notes are senior obligations of the Company collateralized by a lien on substantially all existing and future collateral of the Company, which initially includes substantially all of the properties and assets of the Company other than Equipment, Receivables and Inventory, as defined in the Indenture. The Notes bear interest at the rate of 11 1/2% per annum, payable semiannually on June 15 and December 15, commencing December 15, 1995. The Notes will mature on June 15, 2002.

     Capitalized words in the following discussion have the meanings as defined in the Indenture. The Company will not have the right to redeem the Notes prior to June 15, 2000, except that (i) prior to June 15, 1998, the Company may redeem, at its option, up to $240 million aggregate principal amount of the Notes in cash at a redemption price equal to 111.5% of the principal amount of the Notes so redeemed, together with accrued and unpaid interest, if any, to the redemption date, with the net proceeds of any Public Equity Offering and (ii) if the Company makes a Major Asset Sale, the Company may redeem, at its option, at any time after consummation of such Major Asset Sale, but in any event within 90 days of the expiration of any Offer to Purchase or any Change of Control Offer, as applicable, made as a result of such Major Asset Sale, any or all of the outstanding Notes in cash at a redemption price equal to 111.5% of the principal amount of the Notes so redeemed, together with accrued and unpaid interest, if any, to the redemption date. On or after June 15, 2000 and 2001, the Company will have the right to redeem all or any part of the Notes in cash at the redemption prices of 105.750% and 102.875%, respectively, together with accrued and unpaid interest, if any, to the redemption date.

     Pursuant to the Indenture, the Company maintains an account (the "Interest Reserve Account") from which funds may only be disbursed in accordance with the terms of a Cash Collateral and Disbursement Agreement (the "Disbursement Agreement"). The Company deposited into the Interest Reserve Account, out of the net proceeds from the sale of the Notes, funds sufficient to pay the aggregate amount of the first interest payment due in respect of the Notes. Funds in the Interest Reserve Account may be invested, at the direction of the Company (except as provided below), only in cash and Cash Equivalents, and any interest

                           TRANSTEXAS GAS CORPORATION
income thereon will be added to the balance of the Interest Reserve Account. The Company must maintain a balance (the "Requisite Balance") in the Interest Reserve Account at least equal to the amount necessary to satisfy the Company's obligation to pay interest in respect of all then outstanding Notes on the next Interest Payment Date; provided, however, that if, pursuant to the Disbursement Agreement, any funds in the Interest Reserve Account are applied to the payment of interest on the Notes, the Company shall not be obligated to maintain the Requisite Balance during the period of 60 days immediately following the Interest Payment Date in respect of which such payment was made.

     The Company may instruct the disbursement agent under the Disbursement Agreement to deposit with the Indenture Trustee, on any Interest Payment Date, any or all of the funds in the Interest Reserve Account. The Disbursement Agreement provides that if the Company fails to pay an installment of interest on the Notes on any Interest Payment Date, then all investments in the Interest Reserve Account will be immediately liquidated and all funds in the Interest Reserve Account will be deposited with the Indenture Trustee. If the Company has not paid such installment of interest within five days after such Interest Payment Date, or if the Company so instructs the Indenture Trustee, the Indenture Trustee will apply such deposited funds to the payment of interest on the Notes. The Disbursement Agreement will provide that funds may be disbursed from the Interest Reserve Account and released to the Company only to the extent that the balance thereof exceeds the Requisite Balance.

     If the Company's Working Capital, as of the end of any fiscal quarter, is less than $20 million, then the Company's Capital Expenditures for the next succeeding fiscal quarter may not exceed 90% of (a) the Company's Consolidated EBITDA for such prior fiscal quarter minus (b) the Company's Consolidated Fixed Charges for such prior fiscal quarter. The Indenture also contains other covenants affecting the Company's liquidity and capital resources, including restrictions on the Company's ability to incur indebtedness, pledge assets and pay dividends on its common stock. Working Capital does not include current assets or current liabilities of TTEX, an Unrestricted Subsidiary.

     In December 1996, the Company issued $189 million in face amount of 13 1/4% Series A Senior Subordinated Notes due 2003 ("Subordinated Notes") to unaffiliated third parties. The Subordinated Notes were sold with original issue discount at a price equal to 52.6166% of the principal amount shown on the face thereof, for gross proceeds of approximately $99.45 million. The Subordinated Notes accrete at a rate of 13 1/4% compounded semi-annually. At such time as the Notes are rated "B1" or better by Moody's Investors Service, Inc. and "BB" or better by Standard & Poor's Corporation, Inc., or when the Notes are paid in full, the Subordinated Notes will be exchanged for notes bearing interest at a rate of 13 1/4% per annum, payable semi-annually on December 31 and June 30. In addition, the holders of the Subordinated Notes will have the right to exchange their notes for notes to be registered under the Securities Act of 1933, as amended. Proceeds from the issuance of the Subordinated Notes were used for working capital and general corporate purposes.

     The Company's notes payable bear interest at rates ranging from 9.43% to 13% per annum and mature at various dates through 2001. These notes payable are collateralized by certain of the Company's operating equipment. Aggregate principal payments on the Company's notes payable at January 31, 1997 total $5.2 million, $5.6 million and $0.7 million for the fiscal years ended January 31, 1998, 1999 and 2000, respectively.

     The fair value of the Notes, based on quoted market prices, was approximately $880 million and $818 million as of January 31, 1997 and 1996, respectively. The fair value of the Subordinated Notes, based on quoted market prices of similar instruments, was $104 million as of January 31, 1997.

  Liquidity

     A primary source of funds to meet the Company's debt service and capital requirements is net cash flow provided by operating activities, which is extremely sensitive to the prices the Company receives for its natural

                           TRANSTEXAS GAS CORPORATION
gas. The Company has entered into hedge agreements to reduce its exposure to price risk in the spot market for natural gas. However, a substantial portion of the Company's production will remain subject to such price risk. Additionally, significant capital expenditures are required for drilling and development, lease acquisitions, pipeline and other equipment additions. Since July 31, 1995, the Company has relied on asset sales and various financings, in addition to cash flow from operating activities, to meet its working capital requirements, including maintenance of Working Capital as defined in the Indenture. The Company anticipates that it will require additional financing or sales of assets to fund planned levels of operations through at least January 1998.

     The Company is engaged in exclusive negotiations to sell all of the stock of TTC, its subsidiary that owns substantially all of the Company's Lobo Trend producing properties and related pipeline transmission system, for an estimated sales price of approximately $1.1 billion. In addition, the Company has engaged an investment banking firm to assist in the sale of its interest in the Lodgepole prospect in North Dakota. The Company intends to use the proceeds from these transactions for general corporate purposes, which may include a recapitalization of TransTexas. There can be no assurance that the Lobo Sale will be consummated or, if consummated, will be upon the terms described herein.

7. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     The following information reflects the Company's noncash investing and financing activities (in thousands of dollars):

                                   YEAR ENDED           SIX MONTHS ENDED
                                   JANUARY 31,             JANUARY 31,        YEAR ENDED JULY 31,
                              ---------------------   ---------------------   -------------------
                               1997        1996        1996        1995         1995       1994
                              -------   -----------   -------   -----------   --------   --------
                                        (UNAUDITED)             (UNAUDITED)
Seller financed obligations
  incurred for capital
  expenditures..............  $ 3,621     $ 1,095     $ 1,095     $    --      $    --    $    --
                              =======     =======     =======     =======      =======    =======
Accounts payable and
  long-term liabilities for
  property and equipment....  $27,192     $29,191     $29,191     $    --      $    --    $    --
                              =======     =======     =======     =======      =======    =======

     Cash paid for interest and income taxes are as follows (in thousands of dollars):

                                   YEAR ENDED           SIX MONTHS ENDED
                                   JANUARY 31,             JANUARY 31,        YEAR ENDED JULY 31,
                              ---------------------   ---------------------   -------------------
                               1997        1996        1996        1995         1995       1994
                              -------   -----------   -------   -----------   --------   --------
                                        (UNAUDITED)             (UNAUDITED)
Interest....................  $85,254     $88,468     $41,052     $29,971      $75,863    $26,978
                              =======     =======     =======     =======      =======    =======
Income taxes (paid to
  TransAmerican)............  $ 7,000     $    --     $    --     $    --      $    --    $ 1,858
                              =======     =======     =======     =======      =======    =======

     The Company incurred approximately $112.9 million, $90.2 million, $50.8 million and $69.4 million of interest charges of which approximately $15.9 million, $8.3 million, $7.4 million and $0.9 million was capitalized for the years ended January 31, 1997 and 1996, the six months ended January 31, 1996 and the year ended July 31, 1995, respectively, in connection with the acquisition of certain of the Company's unevaluated gas and oil properties. During 1994, the Company capitalized a total of approximately $0.7 million of interest in connection with the expansion of the Company's pipeline system.

                           TRANSTEXAS GAS CORPORATION

8. ACCRUED LIABILITIES

     The major components of accrued liabilities are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Royalties...................................................  $27,607    $ 9,793
Taxes other than income taxes...............................   10,136      2,733
Accrued interest............................................   13,370     11,756
Payroll.....................................................    5,413      4,832
Litigation settlements......................................    1,263      7,053
Settlement values of commodity price swap agreements........   13,276     31,317
Insurance...................................................    6,618      1,248
Other.......................................................    5,728      6,024
                                                              -------    -------
                                                              $83,411    $74,756
                                                              =======    =======

9. OTHER LIABILITIES

     The major components of other liabilities are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Litigation accrual..........................................  $ 8,008    $12,171
Litigation settlements......................................    1,633         --
Short-term obligations expected to be refinanced:
  Litigation settlements....................................    2,500     14,747
  Accrued capital expenditures..............................   19,738      5,443
  Current portion of dollar-denominated production
     payments...............................................       --      1,765
Other.......................................................    1,112      1,064
                                                              -------    -------
                                                              $32,991    $35,190
                                                              =======    =======

     In April 1997, the Company sold to an unaffiliated third party a term royalty in the form of a dollar-denominated production payment in certain of the Company's properties for net proceeds of approximately $20 million. The Company also completed a financing in the amount of $8.3 million at an interest rate of 12.7% per annum and a 36-month term, collateralized by certain operating equipment. Proceeds from these transactions, net of current maturities, were used to pay all of the obligations listed above under the caption "Short-term obligations expected to be refinanced" at January 31, 1997.

     In February 1996, the Company completed a financing in the amount of $10 million at an interest rate of 12% per annum and a 36-month term, collateralized by certain operating equipment. In February 1996, the Company also amended a purchase agreement with an unaffiliated third party related to a volumetric production payment to include an additional 14 Bcf which were sold to the third party for a purchase price of approximately $16 million. Proceeds from these transactions net of current maturities were used to pay all of the obligations listed above under the caption "Short-term obligations expected to be refinanced" at January 31, 1996.

                           TRANSTEXAS GAS CORPORATION

10. INCOME TAXES

     Income tax expense (benefit) includes the following (in thousands of dollars):

                                     YEAR ENDED          SIX MONTHS ENDED
                                    JANUARY 31,             JANUARY 31,       YEAR ENDED JULY 31,
                               ----------------------   -------------------   -------------------
                                 1997        1996       1996       1995         1995       1994
                               --------   -----------   -----   -----------   --------   --------
                                          (UNAUDITED)           (UNAUDITED)
Federal:
  Current....................  $ 21,380     $(8,963)    $  --     $ 1,352      $(7,611)   $10,909
  Deferred...................    (8,889)      6,263      (416)     (1,483)       5,196     (5,961)
State:
  Current....................        --          --        --          --           --        432
                               --------     -------     -----     -------      -------    -------
Income tax expense (benefit)
  before extraordinary
  item.......................    12,491      (2,700)     (416)       (131)      (2,415)     5,380
Tax benefit of extraordinary
  item.......................        --      (1,491)       --          --       (1,491)        --
                               --------     -------     -----     -------      -------    -------
Total income tax expense
  (benefit)..................  $ 12,491     $(4,191)    $(416)    $  (131)     $(3,906)   $ 5,380
                               ========     =======     =====     =======      =======    =======

     In August 1993, the Omnibus Reconciliation Act of 1993, among other things, increased the maximum corporate marginal federal income tax rate to 35% from 34% effective January 1, 1993. Deferred income taxes as of July 31, 1994 include an adjustment of approximately $2.7 million related to this increase in corporate tax rates. Included in "Payable to affiliates" at January 31, 1997 and 1996 are income taxes payable to TransAmerican totaling approximately $14.4 million and $3.0 million, respectively.

     During the third quarter of 1994, TransAmerican's refining subsidiary reached a level of operations, which, for federal income tax purposes, changed the tax status of TransAmerican's consolidated group to an integrated oil company from an independent producer. As a result of this change in tax status, the Company was able to utilize a greater portion of its available tight sands credits, thereby reducing its effective tax rate for 1994. The Company was unable to utilize any tight sands credits during the Transition Period or in 1995 due to its net loss position. Total income tax expense differs from amounts computed by applying the statutory federal income tax rate to income before income taxes. The items accounting for this difference are as follows (in thousands of dollars):

                                    YEAR ENDED          SIX MONTHS ENDED
                                    JANUARY 31,            JANUARY 31,       YEAR ENDED JULY 31,
                               ---------------------   -------------------   --------------------
                                1997        1996       1996       1995         1995        1994
                               -------   -----------   -----   -----------   ---------   --------
                                         (UNAUDITED)           (UNAUDITED)
Federal income tax expense
  (benefit) at the statutory
  rate.......................  $33,536    $(25,637)    $(416)     $(131)      $(25,352)   $10,197
Increase (decrease) in tax
  resulting from:
  Tax rate change............       --          --        --         --             --      2,745
  State income taxes, net of
     Federal income tax
     benefit.................       --          --        --         --             --        281
  Tight sands credit.........   (7,441)      7,842        --         --          7,842     (7,843)
  Valuation allowance........  (13,604)     13,604        --         --         13,604         --
                               -------    --------     -----      -----       --------    -------
                               $12,491    $ (4,191)    $(416)     $(131)      $ (3,906)   $ 5,380
                               =======    ========     =====      =====       ========    =======

                           TRANSTEXAS GAS CORPORATION

     Significant components of the Company's tax attributes are as follows (in thousand of dollars):

                                                                   JANUARY 31,
                                                              ---------------------
                                                                1997         1996
                                                              ---------    --------
Deferred tax liabilities:
  Depreciation, depletion and amortization..................  $  82,274    $ 83,724
  Other, net................................................      1,139         359
                                                              ---------    --------
                                                                 83,413      84,083
                                                              ---------    --------
Deferred tax assets:
  Investment in affiliates..................................    275,450          --
  Net operating loss carryforwards..........................         --      22,687
  Contingent liabilities....................................      3,403       3,700
  Alternative minimum tax credit carryforward...............     48,643      31,044
                                                              ---------    --------
                                                                327,496      57,431
Valuation allowance.........................................   (275,450)    (13,604)
                                                              ---------    --------
Net deferred tax assets.....................................     52,046      43,827
                                                              ---------    --------
                                                              $  31,367    $ 40,256
                                                              =========    ========

     The Company can only use alternative minimum tax credit carryforwards to the extent it is a regular federal income tax payer.

     In order to realize the deferred tax asset related to the investment in affiliate, TransTexas must sell the common stock of the affiliate and generate sufficient taxable income to offset the asset amount. A valuation allowance has been provided for this deferred tax asset as it is not more likely than not that the aforementioned events will occur.

     Under certain circumstances, TransAmerican, TransAmerican Exploration Corporation ("TEXC"), TEC or TARC may sell or otherwise dispose of shares of common stock of the Company. If, as a result of any sale or other disposition of the Company's common stock, the direct and indirect ownership of the Company by TransAmerican is less than 80% (measured by voting power and value), the Company will no longer be a member of TransAmerican's consolidated group for federal tax purposes (the "TNGC Consolidated Group") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement ("Deconsolidation"). Such sales may be necessary to raise funds required to complete TARC's Capital Improvement Program. Further, if TEC or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TNGC Consolidated Group, then a Deconsolidation of both TARC and the Company from the TNGC Consolidated Group would occur. An event that results in Deconsolidation of the Company from the TNGC Consolidated Group for tax purposes could result in the acceleration of payment of a substantial amount of federal income taxes by TransAmerican. The tax liability to TransAmerican that would result from Deconsolidation is estimated to be approximately $15 million at January 31, 1997. Each member of a consolidated group filing a consolidated federal income tax return is severally liable for the consolidated federal income tax liability of the consolidated group. There can be no assurance that TransAmerican will have the ability to satisfy the above tax obligation at the time due and, therefore, the Company, TARC or TEC may be required to pay the tax.

     Under the Tax Allocation Agreement, the Company will be required to pay any Texas franchise tax (which is estimated not to exceed $10.6 million) which may be attributable to any gain recognized by TransAmerican on the Transfer and will be entitled to any benefits of the additional basis resulting from the recognition of such gain.

                           TRANSTEXAS GAS CORPORATION

11. TRANSACTIONS WITH AFFILIATES

     In February 1996, the Company purchased the building for its corporate headquarters from TransAmerican for $4 million.

     In December 1994, the Company entered into an interruptible gas sales agreement with TransAmerican, revenues from which totaled approximately $11.7 million, $21.4 million, $11.1 million, $4.4 million and $14.8 million for the years ended January 31, 1997 and 1996, the six months ended January 31, 1996 and 1995 and the year ended July 31, 1995, respectively. The receivable from TransAmerican for natural gas sales totaled approximately $13.6 million at January 31, 1997. Pursuant to this agreement, interest accrues on all unpaid balances at a rate of prime plus 2% per annum.

     The Company sells natural gas to TARC under an interruptible long-term sales contract. Revenues from TARC under this contract totaled approximately $2.7 million and $2.4 million, respectively, for the years ended January 31, 1997 and 1996, $2.2 million and $2.3 million, respectively, for the six months ended January 31, 1996 and 1995 and $2.5 million and $2.3 million, respectively, for the years ended July 31, 1995 and 1994. The receivable from TARC for natural gas sales totaled approximately $3.2 million at January 31, 1997.

     As of January 1996, the Company and TTEX entered into a Drilling Program, as defined in the Indenture. Pursuant to the Program, TTEX received a portion of revenues, in the form of a production payment, from certain of the Company's wells. The production payment was transferred in consideration of a note payable in the amount of $23.7 million issued by TTEX. In July 1996, TTEX transferred this production payment to the Company in the form of a dividend, and the Company forgave the $13.2 million remaining balance of the note payable.

     In July 1996, TTEX loaned $9.5 million to TransAmerican pursuant to the terms of a $25 million promissory note due July 31, 1998 that bears interest, payable quarterly, at 15% per annum. TTEX has made further advances pursuant to the note, subject to the same terms. The amount outstanding under this promissory note totaled approximately $26.6 million at January 31, 1997. The Company believes that the advances by TTEX to TransAmerican reduce the risk of tax deconsolidation (and potential tax liability of the Company) that could be caused by the sale of shares of the Company's common stock by TransAmerican or its affiliates. TransAmerican has not made its scheduled interest payments on this note. TTEX has agreed to defer the interest payments on the note until 1998.

     Pursuant to the terms of the Transfer Agreement, TransAmerican is obligated to indemnify the Company for all future losses incurred in connection with litigation or bankruptcy claims assumed in the Transfer. In order to facilitate the settlement of the Terry/Penrod litigation in May 1996, the Company advanced to TransAmerican $16.4 million of the settlement amount in exchange for a note receivable. TransAmerican has not made its scheduled interest payments on this note. The Company has agreed to defer the interest payments on the note until 1998. In addition, the Company transferred escrowed funds of approximately $22 million to TransAmerican pursuant to the Terry/Penrod settlement. In connection with this settlement, the Company received from Terry the reversionary interest in certain producing properties. The Company and TransAmerican had intended that such interests would revert to TransAmerican under the Transfer Agreement; however, the Company retained such interests in partial satisfaction of TransAmerican's indemnity obligations. The amount outstanding under this agreement totaled approximately $7 million at January 31, 1997.

     In September 1996, the Company purchased from TransDakota Oil Corporation ("TDOC"), a subsidiary of TransAmerican, certain oil and gas leasehold interests located in the Lodgepole area in North Dakota for approximately $20 million. The Company believes that the combination of these interests, together with the Company's other interests in the Lodgepole area, will produce a more marketable property package. The purchase price was $3.9 million greater than TDOC's basis in the properties. The properties have been

                           TRANSTEXAS GAS CORPORATION
recorded in the Company's financial statements at carryover basis and the $3.9 million has been classified as a reduction of retained earnings.

     The Company provides accounting and legal services to TARC and TEC and drilling and workover, administrative and procurement, accounting, legal, lease operating, and gas marketing services to TransAmerican pursuant to a services agreement (the "Services Agreement"). The Company provides general commercial legal services and certain accounting services (including payroll, tax, and treasury services) to TARC and TEC for a fee of $26,000 per month. At TransAmerican's request, the Company, at its election, may provide drilling and workover services. The receivable under this agreement was approximately $5.1 million as of January 31, 1997.

     The Company has made various advances in an aggregate of approximately $7 million for lease purchases and other corporate expenses. The entire amount was outstanding at January 31, 1997.

     In September 1996, the Company and TransAmerican entered into an agreement pursuant to which the Company obtained an $11.5 million dollar-denominated production payment, subsequently increased to $19 million, bearing interest at 17% per annum, burdening certain oil and gas interests owned by TransAmerican as a source of repayment for certain of the receivables from TransAmerican discussed above. On January 31, 1997, TransAmerican conveyed at historical cost certain oil and gas properties to the Company for a purchase price of $31.6 million. A portion of the purchase price was used to offset obligations under the September 1996 production payment. At January 31, 1997, $59 million of related-party receivables has been recorded as a contra-stockholder equity account due to uncertainties regarding the repayment terms for such receivables. The Company has agreed to defer any interest payments due from TransAmerican until 1998.

     In January 1997, an affiliate of the Company contributed all of the outstanding common stock of Signal Capital Holdings Corporation ("SCHC"), with a book value of $6 million, to TransTexas. In the same month, TransTexas contributed the stock of SCHC to TransTexas Transmission Corporation ("TTC").

     In January 1997, TransTexas contributed substantially all of its Lobo Trend properties to TTC (see Note 13).

12. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     As part of the Transfer, the Company has succeeded to the potential liability, if any, of TransAmerican and certain subsidiaries in connection with the lawsuits described below. The Company has assumed liability for litigation up to $15 million plus the difference, if any, between $10 million and the costs (if less than $10 million) incurred to resolve the disputed claims. Pursuant to an agreement among the Company, TransAmerican and certain of its subsidiaries, as amended (the "Transfer Agreement"), TransAmerican has agreed to indemnify the Company against all losses incurred by the Company in excess of $25 million in connection with (a) disputed claims in TransAmerican's bankruptcy and (b) other litigation assumed by the Company and other agreements related to TransAmerican's plan of reorganization (other than settlements and judgments paid from escrowed cash established in connection with TransAmerican's plan of reorganization). TransAmerican is required to indemnify the Company for all future losses incurred in connection with litigation or bankruptcy claims assumed in the Transfer. Any indemnification payments received from TransAmerican for which the Company is the primary obligor will be considered a contribution of capital. There can be no assurance that TransAmerican will have the financial ability to meet its indemnification obligations.

     Alameda. On May 22, 1993, Alameda Corporation ("Alameda") sued TransAmerican and John R. Stanley in the 234th Judicial District Court, Harris County, Texas, claiming that TransAmerican failed to

                           TRANSTEXAS GAS CORPORATION
account to Alameda for a share of the proceeds TransAmerican received in a 1990 settlement of litigation with El Paso Natural Gas Company ("El Paso"), and that TransAmerican has been unjustly enriched by its failure to share such proceeds with Alameda. The court granted Mr. Stanley's motion for summary judgment. On September 20, 1995, the jury rendered a verdict in favor of TransAmerican. Alameda appealed to the Fourteenth Court of Appeals, which affirmed the trial court judgment in favor of TransAmerican. Alameda filed a motion for rehearing on April 10, 1997.

     Coastal. On October 28, 1991, The Coastal Corporation ("Coastal") filed an action against TransAmerican that was consolidated in the 49th Judicial District Court, Webb County, Texas, alleging breach of contract and tortious interference related to two gas sales contracts and a transportation agreement, seeking unspecified actual and punitive damages and injunctive relief. On April 22, 1994, the court entered a judgment adverse to TransAmerican and the Company requiring them to pay $1.3 million plus $0.7 million in attorneys' fees to Coastal. On May 29, 1996, the Court of Appeals affirmed the judgment. In December 1996, the Supreme Court of Texas declined to hear the appeal. Pursuant to the final judgment, TransTexas is required to remit the judgment amount plus interest on or before May 25, 1997 or Coastal will have a right of offset for gas delivered pursuant to a contract with TransTexas.

     Aspen. TransAmerican brought suit on September 29, 1993 against Aspen Services, Inc. ("Aspen"), seeking an audit and accounting of drilling costs that Aspen had charged while providing drilling services to TransAmerican. This suit is pending in the 215th Judicial District Court, Harris County, Texas. The parties' drilling agreement provided, among other things, that Aspen would receive payment for its drilling-related costs from the production and sale of gas from the wells that were drilled, and that the revenues that TransAmerican would otherwise receive from the wells would be reduced by the amounts received by Aspen. On July 19, 1995, Aspen filed a counterclaim and third party claim against TransAmerican, the Company, and affiliated entities, asserting, among other things, that these entities failed to make certain payments and properly market the gas from these wells. Aspen is seeking damages in an unspecified amount, as well as certain equitable claims. In April 1997, the trial court ruled against Aspen on all of its claims and counterclaims.

     Finkelstein. On April 15, 1990, H.S. Finkelstein filed suit against TransAmerican in the 49th Judicial District Court, Zapata County, Texas, alleging that TransAmerican failed to pay royalties and improperly marketed oil and gas produced from certain leases. On September 27, 1994, the plaintiff added the Company as an additional defendant. On January 6, 1995, a judgment against TransAmerican and the Company was entered for approximately $18 million in damages, interest and attorneys' fees. The Company and TransAmerican appealed the judgment to the Fourth Court of Appeals, San Antonio, Texas, which affirmed the judgment on April 3, 1996. The Company and TransAmerican filed a motion for rehearing. On August 14, 1996, the Fourth Court of Appeals reversed the trial court judgment and rendered judgment in favor of TransAmerican and the Company. On August 29, 1996, the plaintiff filed a motion for stay and a motion for rehearing with the court. On October 9, 1996, the court denied Finkelstein's rehearing request. In November 1996, Finkelstein filed an application for writ of error with the Supreme Court of Texas.

     On April 22, 1991, the plaintiff filed a separate suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiff and seeking damages and attorneys' fees in excess of $33.7 million. On November 18, 1993, the plaintiff added the Company as an additional defendant. The parties arbitrated this matter in January 1997. A decision is expected in May 1997.

     Briones. In an arbitration proceeding, Jesus Briones, a lessor, claimed that one of the Company's wells on adjacent lands had been draining natural gas from a portion of his acreage leased to the Company on which no well had been drilled. On October 31, 1995, the Arbitrator decided that drainage had occurred. On June 3, 1996, the Arbitrator issued a letter indicating that drainage damages would be awarded to Briones in the amount of approximately $1.4 million. The Arbitrator entered his award of damages on June 27, 1996. On

                           TRANSTEXAS GAS CORPORATION

July 3, 1996, the Company filed a petition in the 49th Judicial District Court, Zapata County, Texas, to vacate the Arbitrator's award. Briones also filed its petition to confirm the Arbitrator's award. In March 1997, the court determined to grant Briones' motion for summary judgment. TransTexas intends to file a motion for a new trial.

     Frost. On November 10, 1994, Frost National Bank filed suit against the Company in the 111th Judicial District Court, Webb County, Texas, seeking a declaratory judgment determination that the Company failed to properly and accurately calculate royalties under a lease. The plaintiff has demanded $10 million plus interest. This litigation is in the discovery stage and trial is set for September 8, 1997.

     Farias. On February 15, 1996, Celita Suzana Farias filed a wrongful death action in the 93rd Judicial District Court, Hidalgo County, Texas, against the Company and one of its contractors for fatal injuries suffered by the plaintiff's husband at the Yzaguirre Heirs #3 Well on February 13, 1996. The plaintiff alleges the defendants operated a crane in such a manner that they were negligent and grossly negligent. The plaintiff seeks unspecified damages. On March 7, 1996, the mother of the deceased Company employee filed a petition in intervention also alleging negligence, gross negligence and malice and seeking unspecified damages. This litigation is in the discovery stage.

     The Company is also a named defendant in other ordinary course, routine litigation incidental to its business. Although the outcome of these other lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position. At January 31, 1997, the possible range of estimated losses related to all of the aforementioned claims, in addition to the estimates accrued by the Company, is $0 to $36 million. The resolution in any reporting period of one or more of these matters in a manner adverse to the Company could have a material impact on the Company's results of operations and cash flows for that period. Litigation expense, including legal fees, was approximately $19 million and $11 million for the years ended January 31, 1997 and 1996, respectively. Litigation expense, consisting primarily of legal fees, totaled approximately $3 million and $2 million, respectively, for the six months ended January 31, 1996 and 1995. Litigation expense, including legal fees, was approximately $11 million and $20 million for the years ended July 31, 1995 and 1994, respectively. The Company has delivered letters of credit and placed into escrow cash, which letters of credit and cash total approximately $21 million, to be applied to the litigation claims described above.

  Environmental Matters

     The Company's operations and properties are subject to extensive federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials into the environment. Permits are required for various of the Company's operations, and these permits are subject to revocation, modification, and renewal by issuing authorities. The Company also is subject to federal, state, and local laws and regulations that impose liability for the cleanup or remediation of property which has been contaminated by the discharge or release of hazardous materials or wastes into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunctions, or both. It is not anticipated that the Company will be required in the near future to expend amounts that are material to the financial condition or operations of the Company by reason of environmental laws and regulations, but because such laws and regulations are frequently changed and, as a result, may impose increasingly strict requirements, the Company is unable to predict the ultimate cost of complying with such laws and regulations.

  Potential Effects of a Change of Control

     The Indenture provides that, upon the occurrence of a Change of Control (as such term is defined in the Indenture), each holder of the Notes will have the right to require the Company to repurchase such holder's Notes at 101% of the principal amount thereof plus accrued and unpaid interest. A Change of Control would

                           TRANSTEXAS GAS CORPORATION
be deemed to occur under the Indenture in the case of certain changes or other events in respect of the ownership or control of the Company, including any circumstance pursuant to which any person or group, other than John R. Stanley and his wholly-owned subsidiaries or the trustee under the indenture governing TARC's $440 million aggregate principal amount of mortgage notes ("TARC Notes") is or becomes the beneficial owner of more than 50% of the total voting power of the Company's then outstanding voting stock, unless the Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. The holders of the Subordinated Notes would also have a right to require the Company to repurchase such securities upon the occurrence of a change of control. In addition, certain changes or other events in respect of the ownership or control of the Company that do not constitute a Change of Control under the Indenture may result in a "change of control" of the Company under the terms of the Company's credit facility (the "BNY Facility") and certain equipment financing. Such an occurrence could create an obligation for the Company to repay such other indebtedness. At January 31, 1997, the Company had approximately $34.7 million of indebtedness (excluding the Notes and Subordinated Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that the Company will have sufficient funds to satisfy any such payment obligations.

     TARC owns a large petroleum refinery in the Gulf Coast region along the Mississippi River, approximately 20 miles from New Orleans, Louisiana. In February 1995, TARC began a construction and expansion program designed to reactivate the refinery and increase its complexity ("Capital Improvement Program"). TARC's debt securities are collateralized by, among other things, an aggregate of 50.45 million shares of the Company's common stock (the "Common Stock"). From February 1995 through March 1997, TARC spent approximately $238 million on the Capital Improvement Program, procured a majority of the equipment required and completed substantially all of the process design engineering and a substantial portion of the remaining engineering necessary to complete this project.

     Primarily because additional funding was not available to TARC on a timely basis, TARC was unable to meet the construction completion timetable for the Capital Improvement Program as required under the TARC Notes Indenture. The Holders of the TARC Notes have waived, until July 15, 1997, the default under the TARC Notes Indenture which would have occurred on February 15, 1997 as a result of TARC's failure to meet the required completion timetable. The waiver of this default will cease to be effective on July 15, 1997. Unless the default has been further waived or TARC completes a recapitalization that satisfies the holders of the TARC Notes, such holders would then be entitled to pursue remedies available under the TARC Notes Indenture, including acceleration of the maturity of the TARC Notes. Any such event of default could result in the sale, following the occurrence of such event of default, of some or all of the remaining shares of Common Stock pledged to collateralize the TARC Notes. A foreclosure on such shares would constitute a "change of control" of the Company under the BNY Facility and certain equipment financing, which may create an obligation for the Company to repay amounts outstanding thereunder. A sale of such shares following a foreclosure could also result in a Change of Control under the Indenture.

                           TRANSTEXAS GAS CORPORATION

  Operating Leases

     As of January 31, 1997, the Company has long-term leases covering land and other property and equipment. Rental expense was approximately $6 million and $4 million for the twelve months ended January 31, 1997 and 1996, respectively, $3 million for each of the six months ended January 31, 1996 and 1995 and $5 million and $4 million for the fiscal years ended July 31, 1995 and 1994, respectively. Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of January 31, 1997, including the sale-leaseback transaction described below, are as follows (in thousands of dollars):

1998......................................................    $2,896
1999......................................................     1,900
2000......................................................     1,791
2001......................................................     1,450
2002......................................................       926
                                                              ------
                                                              $8,963
                                                              ======

     In January 1996, the Company completed a sale-leaseback transaction in the amount of $3 million, related to its operating equipment. The sale-leaseback transaction has a monthly lease payment of approximately $56,000 per month and a 60-month term. At the end of the lease term, the lease will automatically renew for 12 months at approximately $38,000 per month.

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

     The Company and MidCon entered into a long-term gas purchase contract on January 10, 1996, under which the Company is required to deliver a total of 100,000 MMBtu per day to four specified delivery points for a period of five years. The purchase price is determined by an industry index less $0.09 per MMBtu. Deliveries commenced September 1, 1996.

  Letter of Credit

     In January 1996, the Company entered into a reimbursement agreement with an unaffiliated third party pursuant to which the third party caused a $20 million letter of credit to be issued to collateralize a supersedeas bond on behalf of the Company. If there is a draw under the letter of credit, the Company is required to reimburse the third party within 60 days. The Company has agreed to issue up to 8.6 million shares of common stock of the Company to the third party if this contingent obligation to such third party becomes fixed and remains unpaid for 60 days. The Company does not believe that this contingency will occur. If the obligation becomes fixed, and alternative sources of capital are not available, the Company could elect to sell shares of the Company's common stock prior to the maturity of the obligation and use the proceeds of such sale to repay the third party. Based on the current capitalization of the Company, the issuance of shares to satisfy this obligation would result in Deconsolidation for tax purposes (see Note 10).

                           TRANSTEXAS GAS CORPORATION

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

     In January 1996, the Company sold to an unaffiliated third party a term overriding royalty interest in the form of a volumetric production payment carved out of its interests in certain of its producing properties. For net proceeds of approximately $33 million, the Company conveyed to the third party a term overriding royalty equivalent to a base volume of approximately 29 Bcf of natural gas, subject to certain increases in the base volume and in the percentage interest dedicated if certain minimum performance and delivery requirements are not met. In February 1996, in consideration for additional net proceeds of approximately $16 million, the Company supplemented the production payment to subject a percentage of its interests in certain additional producing properties to the production payment and to include additional volumes of approximately 14 Bcf of natural gas within the base volume subject to the production payment. At January 31, 1997, approximately 23 Bcf of natural gas remained subject to this production payment.

     In May 1996, the Company sold to two unaffiliated third parties a volumetric production payment for net proceeds of approximately $43 million. The Company conveyed to the third parties a term overriding royalty equivalent to a base volume of approximately 37 Bcf of natural gas, subject to certain increases in the base volume and in the percentage interest dedicated if certain minimum performance and delivery requirements are not met. Concurrently with the closing of that transaction, the Company and one of the unaffiliated third parties terminated, prior to the expiration of its stated term, a dollar-denominated term overriding royalty interest previously sold by the Company to that unaffiliated third party for a payment by the Company of approximately $25 million. At January 31, 1997, approximately 24 Bcf of natural gas remained subject to this production payment.

     In September 1996, the Company sold to an unaffiliated third party a term royalty in the form of a dollar-denominated production payment in certain of the Company's properties for proceeds of $13.5 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum.

     In September 1996, the Company entered into a drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by the Company. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $16.5 million. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 17.5% annual interest rate on the unpaid portion of such primary sum.

     In April 1997, the Company sold to an unaffiliated third party a term royalty in the form of a dollar-denominated production payment in certain of the Company's properties for proceeds of approximately $20 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum.

  Possible Federal Tax Liability

     Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service (the "IRS") regarding this transaction. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation

                           TRANSTEXAS GAS CORPORATION
is excluded from its income under the cancellation of indebtedness provisions ("COD Exclusion") of the Internal Revenue Code of 1986, as amended (the "Code"), and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties there can be no assurance that the IRS will not challenge this position, or that any such challenge would not be upheld. Under the Tax Allocation Agreement, the Company has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. The IRS has commenced an audit of the TransAmerican Consolidated Group's tax returns for its taxable years ended July 31, 1994 and July 31, 1995. Because the audit is in its initial stages, it is not possible to predict the scope of the IRS' review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

     The Company has significant contingent liabilities, including liabilities with respect to litigation matters and other obligations assumed in the Transfer. In addition, a change of control or other event that results in deconsolidation of the Company and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to the Company in one reporting period, could have a material adverse effect on the Company's cash flow or operations for that period. Although the outcome of these contingencies or the probability of the occurrence of these contingencies cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on its financial position.

13. BUSINESS SEGMENTS

     The Company conducts its operations through two industry segments: exploration and production ("E&P"), and gas transportation ("Transportation"). The E&P segment explores for, develops, produces and markets natural gas, condensate and natural gas liquids. The Transportation segment engages in intrastate natural gas transportation and marketing. All of the Company's significant gas and oil operations are located in Webb, Zapata and Starr Counties, Texas. Segment income excludes interest income, interest expense and unallocated general corporate expenses. Identifiable assets are those assets used in the operations of the segment. Other assets consist primarily of debt issue costs, certain receivables and other property and equipment. The Company's revenues are derived principally from sales to interstate and intrastate gas pipelines, direct end users, industrial companies, marketers, and refiners located in the United States. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are regularly evaluated. The Company is not aware of any significant credit risk relating to its customers and has not experienced significant credit losses associated with such receivables.

     For the year ended January 31, 1997, three customers provided approximately $70 million, $59 million and $48 million, respectively, in E&P and Transportation revenues. For the Transition Period, three customers provided approximately $25 million, $22 million and $14 million, respectively, in E&P and Transportation revenues. For the year ended July 31, 1995, two customers provided approximately $73 million and $41 million, respectively, in E&P and Transportation revenues. In 1994, one customer provided approximately $51 million in E&P and Transportation revenues.

                           TRANSTEXAS GAS CORPORATION

     Business segment information is as follows (in thousands of dollars):

                                                            DEPRECIATION
                                               OPERATING     DEPLETION
                                                INCOME          AND           CAPITAL       IDENTIFIABLE
                                  NET SALES     (LOSS)      AMORTIZATION    EXPENDITURES       ASSETS
                                  ---------    ---------    ------------    ------------    ------------
YEAR ENDED JANUARY 31, 1997
  Exploration and production....  $363,459     $230,560       $122,570        $314,013       $  884,638
  Gas transportation............    42,200       (9,018)         8,466          33,636           98,903
  Other.........................       688      (34,263)         1,417          11,165           69,611
                                  --------     --------       --------        --------       ----------
                                  $406,347     $187,279       $132,453        $358,814       $1,053,152
                                  ========     ========       ========        ========       ==========
YEAR ENDED JANUARY 31,
  1996(unaudited)
  Exploration and production....  $256,986     $ 81,438       $111,993        $335,903       $  739,345
  Gas transportation............    33,518       (4,362)         8,204          17,005           72,815
  Other.........................       834      (15,022)           316          20,228          126,667
                                  --------     --------       --------        --------       ----------
                                  $291,338     $ 62,054       $120,513        $373,136       $  938,827
                                  ========     ========       ========        ========       ==========
TRANSITION PERIOD ENDED JANUARY
  31, 1996
  Exploration and production....  $124,663     $ 51,443       $ 56,543        $176,386       $  739,345
  Gas transportation............    15,892       (4,393)         4,194          13,266           72,815
  Other.........................       601       (7,802)           157          15,836          126,667
                                  --------     --------       --------        --------       ----------
                                  $141,156     $ 39,248       $ 60,894        $205,488       $  938,827
                                  ========     ========       ========        ========       ==========
SIX MONTHS ENDED JANUARY 31,
  1995(unaudited)
  Exploration and production....  $143,304     $ 32,860       $ 66,175        $ 99,672       $  483,984
  Gas transportation............    19,161        2,796          4,031           6,366           63,541
  Other.........................        52       (6,972)           139           4,804           47,213
                                  --------     --------       --------        --------       ----------
                                  $162,517     $ 28,684       $ 70,345        $110,842       $  594,738
                                  ========     ========       ========        ========       ==========
YEAR ENDED JULY 31, 1995
  Exploration and production....  $275,627     $ 62,855       $121,625        $259,189       $  712,322
  Gas transportation............    36,787        2,827          8,041          10,105           60,916
  Other.........................       285      (14,192)           298           9,196           53,332
                                  --------     --------       --------        --------       ----------
                                  $312,699     $ 51,490       $129,964        $278,490       $  826,570
                                  ========     ========       ========        ========       ==========
YEAR ENDED JULY 31, 1994
  Exploration and production....  $302,522     $ 96,828       $107,727        $180,426       $  464,190
  Gas transportation............    33,240       (2,257)         5,913          35,763           66,019
  Other.........................       157      (15,280)           218          25,079           53,382
                                  --------     --------       --------        --------       ----------
                                  $335,919     $ 79,291       $113,858        $241,268       $  583,591
                                  ========     ========       ========        ========       ==========

                           TRANSTEXAS GAS CORPORATION

  Summary Information

     The following summary financial information of TransTexas Transmission Corporation reflects its financial position and its results of operations for the periods presented (in thousands of dollars):

                                                                   JANUARY 31,
                                                              ---------------------
                                                                1997         1996
                                                              --------      -------
ASSETS
Total current assets........................................  $  1,831      $   811
Property and equipment, net.................................   482,351       70,273
Other assets................................................     6,004            3
                                                              --------      -------
                                                              $490,186      $71,087
                                                              ========      =======
LIABILITIES AND EQUITY
Total current liabilities...................................  $ 14,013      $ 6,191
Total noncurrent liabilities................................   107,367       34,284
Total equity................................................   368,806       30,612
                                                              --------      -------
                                                              $490,186      $71,087
                                                              ========      =======

     In January 1997, the Company contributed to TTC certain Lobo Trend properties, and related liabilities, with historical costs of approximately $386.7 million.

                                   YEAR ENDED            SIX MONTHS ENDED           YEAR ENDED
                                  JANUARY 31,               JANUARY 31,              JULY 31,
                             ----------------------    ---------------------    ------------------
                               1997        1996         1996        1995          1995      1994
                             --------   -----------    -------   -----------    --------   -------
                                        (UNAUDITED)              (UNAUDITED)
Revenues...................  $107,921    $ 81,034      $36,226     $53,120      $ 97,928   $77,915
Operating costs and
  expenses.................   100,105      71,947       35,236      40,443        77,154    79,566
                             --------    --------      -------     -------      --------   -------
  Operating income
     (loss)................     7,816       9,087          990      12,677        20,774    (1,651)
Interest income (expense),
  net......................    (8,598)    (13,196)      (4,202)     (2,777)      (11,771)   (4,483)
                             --------    --------      -------     -------      --------   -------
  Income (loss) before
     income taxes..........      (782)     (4,109)      (3,212)      9,900         9,003    (6,134)
Income tax expense
  (benefit)................      (274)     (1,438)      (1,124)      3,465         3,151    (2,067)
                             --------    --------      -------     -------      --------   -------
  Net income (loss)........  $   (508)   $ (2,671)     $(2,088)    $ 6,435      $  5,852   $(4,067)
                             ========    ========      =======     =======      ========   =======

     TTC conducts significant intercompany activities with TransTexas Gas Corporation and TransAmerican. Included in the results of operations of Transmission are the following transactions with affiliates (in thousands of dollars):

                                       YEAR ENDED           SIX MONTHS ENDED         YEAR ENDED
                                       JANUARY 31,             JANUARY 31,            JULY 31,
                                  ---------------------   ---------------------   -----------------
                                   1997        1996        1996        1995        1995      1994
                                  -------   -----------   -------   -----------   -------   -------
                                            (UNAUDITED)             (UNAUDITED)
Revenues........................  $24,848     $31,691     $14,879     $18,242     $35,054   $30,398
Operating costs and expenses....   77,204      52,235      24,751      32,235      59,719    53,459

                           TRANSTEXAS GAS CORPORATION

     Affiliated operating costs and expenses for the years ended January 31, 1997 and 1996, include the cost of natural gas purchased from TransTexas Gas Corporation and its predecessor of approximately $49 million and $36 million, respectively, $16 million and $25 million, respectively, for the six months ended January 31, 1996 and 1995 and $44 million and $34 million, respectively, for the years ended July 31, 1995 and 1994. Nonaffiliated revenues include the sales of natural gas liquids and condensate extracted from this purchased gas of, $62 million and $46 million, respectively for the years ended January 31, 1997 and 1996, $20 million and $33 million, respectively, for the six months ended January 31, 1996 and 1995 and $59 million and $44 million, respectively, for the years ended July 31, 1995 and 1994.

14. LITIGATION SETTLEMENTS

     Bentsen. On August 13, 1990, Calvin R. Bentsen, et al. filed suit against TransAmerican and Mr. Stanley in the 139th Judicial District Court, Hidalgo County, Texas, seeking a portion of the El Paso settlement proceeds, and an accounting of monies allegedly owed to them, claiming that TransAmerican produced gas that belonged to them without their knowledge and that TransAmerican entered into an oral agreement with them which entitled them to receive a portion of the El Paso settlement proceeds. This case has been settled.

     McNamara. On June 28, 1996, the Company consummated a settlement of litigation with Tennessee Gas Pipeline Company ("Tennessee") that was filed on October 14, 1993 in the 244th Judicial District Court, Ector County, Texas pursuant to which the Company and another plaintiff received approximately $125 million from Tennessee. The Company's share of the settlement proceeds was $96 million. On July 2, 1996, John McNamara, Jr. et al. ("The Hubberd Trusts") filed a new suit against the Company in the 241st District Court, Webb County, Texas asserting that the Company had breached its duties to The Hubberd Trusts under certain oil and gas leases and that the Company owed The Hubberd Trusts 25% of the gross settlement proceeds, or approximately $31.25 million. This litigation was settled in December 1996.

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

     Ginther/Warren. Wilbur L. Ginther and Howard C. Warren conveyed a portion of a lease to Henry J. N. Taub. Taub "farmed out" certain interests to TransAmerican, and TransAmerican paid royalties to Taub. The Texas Supreme Court upheld a judgment in favor of Messrs. Ginther and Warren against Taub's interest in

                           TRANSTEXAS GAS CORPORATION
the lease. The lower court judgment had awarded a portion of the lease to Messrs. Ginther and Warren because Taub's attorney had defrauded Messrs. Ginther and Warren with respect to their interest in the lease. On November 26, 1986, the estates of Messrs. Ginther and Warren filed an adversary proceeding in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court") against TransAmerican seeking damages and claiming that TransAmerican had constructive notice of their disputes but continued to pay royalties and proceeds of production to Taub. TransAmerican filed an interpleader action in the Bankruptcy Court and deposited the disputed funds accruing from and after November 1984 into the registry of the court. On September 30, 1993, the Bankruptcy Court entered a judgment against TransAmerican in the amount of $6.3 million plus post judgment interest. On September 15, 1995, the U.S. District Court for the Southern District of Texas entered an order reversing an award of interest to Taub and affirming the final judgment in all other respects. The Company appealed the judgment to the Fifth Circuit Court of Appeals. On July 2, 1996, the Company and the estates of Messrs. Ginther and Warren entered into a settlement pursuant to which such estates received $3.5 million and a promissory note for $2.8 million. The promissory note is payable in 36 equal monthly installments commencing August 1, 1996, and bears no interest unless an installment payment is not made. In addition, the Company transferred to such estates an additional overriding royalty interest in a portion of the lease and agreed to drill additional wells on the lease. In conjunction with the settlement, the estates of Messrs. Ginther and Warren agreed to farm out to the Company an additional working interest in the lease.

15. CREDIT AGREEMENTS

     The Company and BNY Financial Corporation entered into an Amended and Restated Accounts Receivable Management and Security Agreement ("BNY Facility"), as of October 31, 1995, for a $40 million line of credit. The BNY Facility was subsequently amended in December 1996. The line of credit is collateralized by accounts receivable and inventory of the Company and is guaranteed by John R. Stanley. The amounts that may be advanced to the Company under this line of credit are based on a percentage of the Company's natural gas receivables from unaffiliated third parties. The amount outstanding under the line of credit as of January 31, 1997 was $26.3 million. The Company expects that it will maintain or increase this level of borrowings under the Agreement for the next twelve months.

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

16. HEDGING AGREEMENTS

     Beginning in April 1995, the Company entered into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. Pursuant to the Hedge Agreements, either the company or the counterparty thereto is required to make a payment to the other at the end of each month (the "Settlement Date"). The payments will equal the product of a notional quantity ("Base Quantity") of natural gas and the difference between a specified fixed price ("Fixed Price") and a market price ("Floating Price") for natural gas. The Floating Price is determined by reference to natural gas futures contracts traded on the New York Mercantile Exchange ("NYMEX"). The Hedge Agreements provide for the Company to make payments to the counterparty to the extent that the Floating Price exceeds the Fixed Price, up to a maximum ("Maximum Floating Price") and for the counterparty to make payments

                           TRANSTEXAS GAS CORPORATION
to the Company to the extent that the Floating Price is less than the Fixed Price. For the year ended January 31, 1997, the Company made net settlement payments totaling approximately $37 million to the counterparty pursuant to the Hedge Agreements. As of January 31, 1997, the Company has Hedge Agreements with Settlement Dates ranging from February 1997 through April 1997 involving total Base Quantities for all monthly periods aggregating approximately 20.4 TBtu of natural gas. Fixed Prices for these agreements range from $1.70 to $1.78 per MMBtu ($1.76 to $1.84 per Mcf) up to Maximum Floating Prices ranging from $2.00 to $2.20 per MMBtu ($2.07 to $2.28 per Mcf). In addition, one agreement has a Fixed Price of $2.48 per MMBtu ($2.57 per Mcf) with no Maximum Floating Price. Under the terms of this agreement, the counterparty advanced $5 million to the Company. At January 31, 1997, the estimated cost to settle all of the Hedge Agreements would have been approximately $13 million. These agreements are accounted for as hedges and accordingly, any gains or losses are deferred and recognized in the respective months as physical volumes are sold. At January 31, 1997, the Company maintained $1.0 million in a margin account related to the Hedge Agreements.

17. SUPPLEMENTAL GAS AND OIL DISCLOSURE (UNAUDITED)

     The accompanying tables present information concerning the Company's gas and oil producing activities and are prepared in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities."

     Estimates of the Company's proved reserves and proved developed reserves were prepared by Netherland, Sewell & Associates, Inc., an independent firm of petroleum engineers, based on data supplied to them by the Company. Such estimates are inherently imprecise and may be subject to substantial revisions as additional information such as reservoir performance, additional drilling, technological advancements and other factors become available.

     Capitalized costs relating to gas and oil producing activities are as follows (in thousands of dollars):

                                                                    JANUARY 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Proved properties...........................................  $1,845,994    $1,639,237
Unproved properties.........................................     158,973       136,360
                                                              ----------    ----------
  Total.....................................................   2,004,967     1,775,597
Less accumulated depletion..................................   1,288,860     1,165,943
                                                              ----------    ----------
                                                              $  716,107    $  609,654
                                                              ==========    ==========

     Costs incurred for gas and oil producing activities are as follows (in thousands of dollars):

                                          YEAR
                                          ENDED      SIX MONTHS ENDED   YEAR ENDED JULY 31,
                                       JANUARY 31,     JANUARY 31,      -------------------
                                          1997             1996           1995       1994
                                       -----------   ----------------   --------   --------
Property acquisitions................   $ 50,963         $ 11,485       $124,956   $ 18,593
Exploration..........................    100,737           27,039         84,201    114,266
Development..........................    162,313          115,812         50,032     47,567
                                        --------         --------       --------   --------
                                        $314,013         $154,336       $259,189   $180,426
                                        ========         ========       ========   ========

                           TRANSTEXAS GAS CORPORATION

     Results of operations for gas and oil producing activities are as follows (in thousands of dollars):

                                          YEAR                              YEAR ENDED
                                          ENDED      SIX MONTHS ENDED        JULY 31,
                                       JANUARY 31,     JANUARY 31,      -------------------
                                          1997             1996           1995       1994
                                       -----------   ----------------   --------   --------
Revenues.............................   $363,459         $124,663       $275,627   $302,522
                                        --------         --------       --------   --------
Expenses:
  Production costs...................     97,619           31,376         76,798     76,928
  Depletion..........................    122,570           56,543        121,625    107,727
  General and administrative.........      8,710            3,601         14,349     21,039
  Litigation settlement..............    (96,000)         (18,300)            --         --
                                        --------         --------       --------   --------
     Total operating expenses........    132,899           73,220        212,772    205,694
                                        --------         --------       --------   --------
     Income before income taxes......    230,560           51,443         62,855     96,828
Income taxes.........................     80,696           18,005         21,999     26,047
                                        --------         --------       --------   --------
                                        $149,864         $ 33,438       $ 40,856   $ 70,781
                                        ========         ========       ========   ========
Depletion rate per net equivalent
  Mcf................................   $    .96         $    .82       $    .81   $    .80
                                        ========         ========       ========   ========

  Reserve Quantity Information

     Proved reserves are estimated quantities of natural gas, condensate and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating conditions. Natural gas quantities represent wet gas volumes, which include amounts that will be extracted as natural gas liquids. The Company's estimated net proved reserves and proved developed reserves of natural gas (billions of cubic feet) and condensate (millions of barrels) are shown in the table below.

                                                             SIX MONTHS
                                              YEAR ENDED        ENDED           YEAR ENDED JULY 31,
                                             JANUARY 31,     JANUARY 31,    ----------------------------
                                                 1997           1996            1995            1994
                                             ------------   -------------   -------------   ------------
                                              GAS     OIL     GAS     OIL     GAS     OIL    GAS     OIL
                                             ------   ---   -------   ---   -------   ---   ------   ---
Proved reserves:
  Beginning of year........................  1,139.1  2.9   1,122.6   3.0     717.4   1.9    695.0   2.0
  Increase (decrease) during the year
     attributable to:
     Revisions of previous estimates.......     6.5    .1      43.0    --     143.5    .5       .5    .1
     Extensions, discoveries and other
       additions...........................    90.3   3.6      73.8    .2     409.6   1.2    152.8    .4
     Litigation settlement.................      --    --       9.5    --        --    --       --    --
     Sales of reserves.....................  (204.9)  (.4)    (42.9)
     Purchase of reserves..................    11.3    .1
     Production............................  (122.6)  (.6)    (66.9)  (.3)   (147.9)  (.6)  (130.9)  (.6)
                                             ------   ---   -------   ---   -------   ---   ------   ---
  End of year..............................   919.7   5.7   1,139.1   2.9   1,122.6   3.0    717.4   1.9
                                             ======   ===   =======   ===   =======   ===   ======   ===
Proved developed reserves:
  Beginning of year........................   425.3    .9     476.6   1.1     442.2   1.1    384.2   1.1
  End of year..............................   381.5   2.4     425.3    .9     476.6   1.1    442.2   1.1

                           TRANSTEXAS GAS CORPORATION

  Standardized Measure Information

     The calculation of estimated future net cash flows in the following table assumed the continuation of existing economic conditions and applied year-end prices (except for future price changes as allowed by contract) of gas and condensate to the expected future production of such reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing those proved reserves.

     The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair market value of the Company's gas and oil reserves. These estimates reflect proved reserves only and ignore, among other things, changes in prices and costs, revenues that could result from probable reserves which could become proved reserves in fiscal 1998 or later years, and the risks inherent in reserve estimates. The standardized measure of discounted future net cash flows relating to proved gas and oil reserves is as follows (in thousands of dollars):

                                                     SIX MONTHS
                                       YEAR ENDED       ENDED        YEAR ENDED JULY 31,
                                       JANUARY 31,   JANUARY 31,   -----------------------
                                          1997          1996          1995         1994
                                       -----------   -----------   ----------   ----------
Future cash inflows..................  $3,051,397    $2,269,585    $1,591,011   $1,194,656
Future production costs..............    (506,882)     (427,482)     (316,055)    (219,485)
Future development costs.............    (459,326)     (582,798)     (461,471)    (243,991)
Future income taxes..................    (563,812)     (310,445)     (196,942)    (199,065)
                                       ----------    ----------    ----------   ----------
Future net cash flows................   1,521,377       948,860       616,543      532,115
Annual discount (10%) for estimated
  timing of cash flows...............    (464,121)     (340,002)     (201,479)    (136,541)
                                       ----------    ----------    ----------   ----------
Standardized measure of discounted
  future net cash flows..............  $1,057,256    $  608,858    $  415,064   $  395,574
                                       ==========    ==========    ==========   ==========

     Principal sources of change in the standardized measure of discounted future net cash flows are as follows (in thousands of dollars):

                                                      SIX MONTHS
                                        YEAR ENDED       ENDED       YEAR ENDED JULY 31,
                                        JANUARY 31,   JANUARY 31,   ---------------------
                                           1997          1996         1995        1994
                                        -----------   -----------   ---------   ---------
Beginning of year.....................  $  608,858     $ 415,064    $ 395,574   $ 512,460
Revisions:
  Quantity estimates and production
     rates............................      13,903        31,712      122,771     (31,403)
  Prices, net of lifting costs........     665,054       331,936     (155,257)   (158,906)
  Estimated future development
     costs............................     (75,622)     (128,584)     (13,631)     26,667
Additions, extensions, discoveries and
  improved recovery...................     209,932        47,026      172,365     141,008
Net sales of production...............    (262,066)      (92,139)    (198,829)   (233,031)
Development costs incurred............     156,430       115,812       49,873      35,285
Accretion of discount.................      80,806        27,382       54,439      63,824
Net changes in income taxes...........    (192,608)      (66,622)     (16,722)     39,670
Sale of Reserves......................    (165,949)      (77,879)          --          --
Litigation settlement.................          --         5,150        4,481          --
Purchases of reserves.................      18,518            --           --          --
                                        ----------     ---------    ---------   ---------
End of year...........................  $1,057,256     $ 608,858    $ 415,064   $ 395,574
                                        ==========     =========    =========   =========

                           TRANSTEXAS GAS CORPORATION

     Year-end wellhead prices received by the Company from sales of natural gas including margins from natural gas liquids, were $3.17, $1.95, $1.37 and $1.62 per Mcf for 1997, 1996, 1995 and 1994, respectively. Year-end condensate prices were $23.99, $18.34, $16.27 and $17.62 per barrel for 1996, 1995 and 1994, respectively.

18. CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            1997                             1996                             1995
                           ---------------------------------------   ---------------------   --------------------------------------
                             1ST       2ND        3RD       4TH         1ST         2ND        1ST       2ND       3RD       4TH
                           QUARTER   QUARTER    QUARTER   QUARTER     QUARTER     QUARTER    QUARTER   QUARTER   QUARTER   QUARTER
                           -------   --------   -------   --------   ----------   --------   -------   -------   -------   --------
                                                                     (RESTATED)
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.................  $95,958   $ 86,732   $80,104   $143,553      $66,336   $ 74,346   $81,450   $81,067   $72,828   $ 77,354
Operating income.........  25,798     106,696    5,858      48,927      30,893       7,881   14,108    14,576    12,932       9,874
Net income (loss)........   3,020      71,561   (9,396)     18,140      11,529     (12,301)     316      (560)   (3,844)    (64,441)
Net income (loss) per
  share..................    0.04        0.97    (0.13)       0.25        0.16       (0.17)      --      (.01)     (.05)       (.87)

     Operating income for the second quarter of 1997 includes a gain on settlement of litigation of $96.0 million.

     Operating income for the third quarter of 1997 includes litigation expense of $7.5 million.

     Operating income for the first quarter of 1996 includes a gain on settlement of litigation of $18.3 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's directors and executive officers are as follows:

                NAME                                        OFFICE                       AGE
                ----                                        ------                       ---
John R. Stanley......................  Director and Chief Executive Officer              58
Thomas B. McDade.....................  Director and Chairman of the Board                73
James R. Lesch.......................  Director                                          75
Robert L. May........................  Director                                          73
Donald D. Sykora.....................  Director                                          66
Arnold H. Brackenridge...............  President and Chief Operating Officer             64
Edwin B. Donahue.....................  Vice President, Chief Financial Officer and
                                       Secretary                                         46
Richard P. Bianchi...................  Vice President and General Counsel                45
Alan E. Drane........................  Vice President of Operations                      35

     The Company's Board of Directors is divided into three classes, Class I, Class II, and Class III. The Board of Directors presently consists of five directors: one in Class I, one in Class II, and three in Class III, whose terms of office expire with the 1997, 1998 and 1999 annual meetings, respectively, and when their successors are elected and qualified.

     Set forth below is a description of the backgrounds of the directors of the
Company:

     CLASS I -- TERM EXPIRES IN 1997

     John R. Stanley has been a director and Chief Executive Officer of the Company since May 1993. Mr. Stanley is also a director and the Chief Executive Officer of Transmission, TEC and TARC. Mr. Stanley is also the founder, Chairman of the Board, Chief Executive Officer, and sole stockholder of TNGC Holdings, which is the sole stockholder of TransAmerican, which is the indirect majority stockholder of the Company. He has operated TransAmerican since 1958. Mr. Stanley is the father-in-law of Alan E. Drane, the Vice President of Operations for the Company.

     CLASS II -- TERM EXPIRES IN 1998

     Thomas B. McDade has been Chairman of the Board of the Company since May 1993. Mr. McDade is also a director of Transmission, TEC and TARC. Mr. McDade is primarily engaged in managing his personal investments and in providing consulting services in Houston, Texas. Mr. McDade was a director of TransAmerican from 1985 until 1995. Prior to 1989, he served as a consultant to Texas Commerce Bancshares, Inc. and prior to July 1985 he served as Vice Chairman and Director of Texas Commerce Bancshares, Inc. and Vice Chairman and Advisory Director of Texas Commerce Bank. Mr. McDade served as a director and trustee of eleven registered investment companies from 1985 to 1995 for which John Hancock Funds serves as investment advisor in Boston, Massachusetts. Mr. McDade is a former director of Houston Industries, Inc. and Houston Lighting & Power Company. He is also a former member of the Board of Managers of the Harris County Hospital District and former Chairman of the State Securities Board of Texas.

     CLASS III -- TERM EXPIRES IN 1999

     James R. Lesch has been a director of the Company since August 1993. Mr. Lesch also serves as a director of Transmission. He is retired from Hughes Tool Company, where he was the Chairman and Chief Executive Officer. Mr. Lesch was with Hughes Tool Company for 40 years. He is a former director of Raymond International, Borg-Warner Corporation, Texas Commerce Bancshares, Dun & Bradstreet Corporation, Houston Industries, Inc., Houston Lighting & Power Company and Rowan Companies, Inc. Mr. Lesch currently serves as a director of YPF Sociedad Anonima and Maxus Energy Corporation.

     Robert L. May has been a director of the Company since August 1993. Mr. May is also a director of Transmission. He is retired from Arthur Andersen & Co., where he was a Senior Partner. Mr. May was a partner with Arthur Andersen & Co. for over 25 years. He has served as Chairman of the Board of the American Institute of Certified Public Accountants and as President of the International Federation of Accountants. Mr. May is a former director of Christiana General Insurance Corporation of New York, Integrated Resources, Inc. and Fairchild Industries, Inc.

     Donald D. Sykora has been a director of the Company since August 1993. Mr. Sykora is also a director of Transmission. He is the former President and Chief Operating Officer of Houston Industries, Inc., where he is currently attached to the Office of the Chairman, with responsibility for special projects. Mr. Sykora has been with Houston Industries, Inc. or its subsidiaries for 41 years. Mr. Sykora is on the board of directors of Powell Industries, Inc., Pool Oil Field Services, Inc. and American Residential Services, Inc. Mr. Sykora is a former director of Houston Industries, Inc., Houston Lighting & Power Co., Utility Fuels, Inc. and KBLCOM Incorporated.

     Set forth below is a description of the backgrounds of the executive officers of the Company:

     Arnold H. Brackenridge has been President and Chief Operating Officer of the Company since May 1993. Mr. Brackenridge is also the President of Transmission and Executive Vice President of TransAmerican. From 1984 until June 1992, Mr. Brackenridge was the President and Chief Executive Officer of Wintershall Energy, a business group of BASF Corporation. Mr. Brackenridge has worked in the domestic and international oil and gas industry for 38 years.

     Edwin B. Donahue has been Vice President, Chief Financial Officer and Secretary of the Company since May 1993 and also serves as Vice President, Chief Financial Officer and Secretary of Transmission and Vice President and Secretary of TransAmerican, TEC and TARC. Mr. Donahue has been employed in various positions with TransAmerican and the Company over 20 years.

     Richard P. Bianchi has been Vice President and General Counsel since June 1995. From 1990 to June 1995, he was Judge of the 333rd State District Court in Harris County, Texas. Prior to 1990, he was a partner in Bivin and Bianchi, a business and civil litigation firm in Houston, Texas.

     Alan E. Drane has been Vice President of Operations of the Company and Transmission since November 1995. Mr. Drane has held various production, engineering, purchasing and operational responsibilities with TransTexas and its affiliates since in March 1993. Prior to joining the Company, Mr. Drane was a Senior Testing Engineer with the Teledynamics division of Hamilton Standard, a subsidiary of United Technologies Corp. Mr. Drane is a son-in-law of Mr. Stanley.

BOARD MEETINGS AND COMMITTEES

     The Board of Directors met 35 times during the fiscal year ended January 31, 1997. All directors, other than Mr. Stanley, attended at least 75% of all meetings of the Board of Directors and each of the committees on which they served. Mr. Stanley attended approximately 68% of such meetings.

     The Company has an Audit Committee and a Compensation Committee, but no Nominating Committee.

     The Audit Committee is composed of Messrs. Lesch, May, and Sykora. The Audit Committee reviews the scope of the independent auditors' examinations of the Company's financial statements and receives and reviews their reports. The Audit Committee meets with the independent auditors, receives recommendations or suggestions for changes in accounting procedures, and initiates or supervises any special investigations it may choose to undertake. The Audit Committee met one time during the fiscal year ended January 31, 1997.

     The Compensation Committee is composed of Messrs. Lesch, Sykora, and McDade. The Compensation Committee determines the nature and amount of compensation of the Company's executive officers. The Compensation Committee met one time during the fiscal year ended January 31, 1997.

DIRECTOR COMPENSATION

     Each director, other than Mr. Stanley, is paid an annual director's fee of $75,000 plus $750 for each board meeting and committee meeting attended (exclusive of committee meetings occurring on the same day as board of meetings.)

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission ("SEC") and Nasdaq initial reports of ownership and reports of changes in ownership of the Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file with the SEC. During the fiscal year ended January 31, 1997, TARC, TEC, TransAmerican, TNGC Holdings and John R. Stanley each filed one late report with respect to a sale. In addition, Messrs. Sykora and Lesch each filed one late report with respect to a transfer.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid during the fiscal years ended July 31, 1994 and 1995, the six month Transition Period ended January 31, 1996 and the fiscal year ended January 31, 1997 to the Chief Executive Officer and each other executive officer of the Company whose total annual salary and bonus exceeded $100,000 in the fiscal year ended January 31, 1997:

                           SUMMARY COMPENSATION TABLE

                                                                ANNUAL COMPENSATION
                                                 --------------------------------------------------
          NAME AND PRINCIPAL POSITION            FISCAL                ALL OTHER     OTHER ANNUAL
                IN THE COMPANY                    YEAR      SALARY       BONUS      COMPENSATION(A)
          ---------------------------            ------    --------    ---------    ---------------
John R. Stanley................................   1997     $397,117    $     --         $5,154
  Chief Executive Officer                         1996*     175,000          --            807
                                                  1995      350,000          --          4,620
                                                  1994      350,000          --          4,620
Arnold H. Brackenridge.........................   1997     $294,808    $111,089         $2,435
  President and Chief Operating Officer           1996*     137,500      85,397(c)         721
                                                  1995      221,154          --          1,454
                                                  1994      175,000          --             80
Edwin B. Donahue...............................   1997     $215,385    $113,885         $4,731
  Vice President, Chief Financial Officer         1996*      90,384      83,397(c)       1,110
  and Secretary                                   1995      149,423          --          4,364
                                                  1994      134,234          --          3,997
Richard P. Bianchi(b)..........................   1997     $214,154    $     --         $  777
  Vice President and General Counsel              1996*     100,000          --             --
                                                  1995       11,538          --             --
Alan E. Drane..................................   1997     $116,923    $     --         $3,508
  Vice President of Operations                    1996*      23,077          --            692

---------------

 *  Six months ended January 31, 1996 ("Transition Period")

(a) Reflects the amount contributed under the Company's savings plan. Certain of the Company's executive officers receive personal benefits in addition to salary and cash bonuses. The aggregate amount of the personal benefits, however, does not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive officer and accordingly has been excluded from the table.

(b) Mr. Bianchi joined the Company in June 1995.

(c) These bonuses were paid in fiscal 1997 for services rendered during the Transition Period.

  Employment Agreements

     In August 1996, the Company and Mr. Brackenridge entered into an employment agreement which provides for an annual salary of $295,000 and terminates on August 12, 1997. If Mr. Brackenridge's employment is terminated prior to the term of the agreement, the Company is required to pay Mr. Brackenridge his salary for the remaining term of the agreement plus an additional six months' salary.

     In June 1995, the Company and Mr. Bianchi entered into a one-year employment agreement which provided for an annual salary of $200,000. In August 1996, the Company and Mr. Bianchi entered into a new employment agreement which provides for an annual salary of $214,000 and terminates on August 12, 1997. This employment agreement provides that if Mr. Bianchi's employment is terminated prior to the term of the agreement, the Company is required to pay Mr. Bianchi his salary for the remaining term of the agreement plus an additional six months' salary.

  Savings Plan

     The Company maintains a long-term savings plan (the "Savings Plan") in which eligible employees of the Company and certain of its affiliates may elect to participate. Each employee becomes eligible to participate in the Savings Plan on January 1 or July 1 following the completion of one year of service with the Company or its participating affiliates and attainment of age 21. The Savings Plan is intended to constitute a qualified plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code") and contains a salary reduction arrangement described in Section 401(k) of the Code.

     Each participant may elect to reduce his compensation by a percentage equal to 2% to 15% and the Company will contribute that amount to the Savings Plan on a pre-tax basis on behalf of the participant. The Code limits the annual amount that a participant may elect to have contributed on his behalf on a pre-tax basis to the Savings Plan. For 1997, this limit is $9,500. The Company presently makes a matching contribution in an amount equal to 10%, 20%, or 50% of the amount elected to be contributed by each participant on a pre-tax basis, up to a maximum of 3% of each participant's compensation, depending on whether the employee has been a participant in the Savings Plan for one year, two years, or three years. Each participant also may elect to contribute up to 10% of his compensation to the Savings Plan on an after-tax basis. The Code imposes nondiscrimination tests on contributions made to the Savings Plan pursuant to participant elections and on the Company's matching contributions, and limits amounts which may be allocated to a participant's Savings Plan account each year. In order to satisfy the nondiscrimination tests, contributions made on behalf of certain highly compensated employees (as defined in the Code) may be limited. Contributions made to the Savings Plan pursuant to participant elections and matching contributions are at all times 100% vested. Contributions to the Savings Plan are invested, according to specified investment options selected by the participants, in investment funds maintained by the trustee of the Savings Plan. Generally, a participant's vested benefits will be distributed from the Savings Plan as soon as administratively practicable following a participant's retirement, death, disability, or other termination of employment. In addition, a participant may elect to withdraw his after-tax contributions from the Savings Plan prior to his termination of employment, and subject to strict limitations and exceptions, the Savings Plan provides for withdrawals of a participant's pre-tax contributions prior to a participant's termination of employment, in the event of the participant's severe financial hardship or attainment of age 59 1/2. The Savings Plan may be amended or terminated by the Board of Directors of the Company. As of January 31, 1997, approximately 1,840 employees were eligible to participate in the Savings Plan, including Messrs. Stanley, Brackenridge, Donahue, Bianchi and Drane.

  Compensation Committee Interlocks and Insider Participation

     The Compensation Committee is composed of Messrs. Lesch, McDade and Sykora. During the fiscal year ended January 31, 1997, none of the members of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries, and none had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K.

  Report of the Compensation Committee

     The Compensation Committee of the Board of Directors has furnished the following report on the Company's executive compensation program. The report describes the Compensation Committee's policies applicable to the Company's executive officers and provides specific information regarding the compensation of the Company's Chief Executive Officer.

     The Compensation Committee administers and oversees the Company's executive compensation program. The Committee is responsible for the review of the objectives, structure, cost and administration of the Company's compensation and benefit policies and programs. The Committee was created in August 1993 and met once during the fiscal year ended January 31, 1997.

     The Committee's basic policy is to ensure that salary levels and compensation incentives are designed to attract and retain qualified individuals in key positions and are commensurate with the level of executive responsibility, the type and scope of the Company's operations, and the Company's financial condition and performance. The goal of the policy is to promote the attainment of the financial and strategic objectives of the Company and, thus, enhance stockholder value.

     The Committee receives recommendations from the Company's Chief Executive Officer with respect to salaries, bonuses and other compensation to be paid to the Company's executive officers. The Committee reviews these recommendations and takes such action as it deems appropriate.

     Currently, the base salaries of the Company's executive officers may be augmented at the discretion of the Compensation Committee by the award of performance-based cash bonuses. The Compensation Committee has not followed a formal policy with respect to the award of bonuses; however, the factors enumerated above are considered in determining bonus awards. A formal policy may be formulated in response to Section 162(m) of the Internal Revenue Code, which limits the deductibility of executive compensation in excess of $1 million. The Company does not currently grant stock options to any of its executive officers or key employees. In fiscal 1997, the Committee determined to pay a cash bonus to Messrs. Brackenridge and Donahue for services rendered by them during the six month Transition Period ended January 31, 1996.

     As described above, the Compensation Committee determines the pay level for all executives, including the Chief Executive Officer. Mr. Stanley is paid a base salary and is eligible for a performance-based cash bonus. Although Mr. Stanley did not receive a bonus for services rendered during the fiscal year ended January 31, 1997, future performance-based bonuses will be based upon quantifiable objectives as to comply with Section 162(m) of the code.

     This report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

                                            The Compensation Committee of the
                                            Board of Directors

                                            James R. Lesch
                                            Thomas B. McDade
                                            Donald D. Sykora

  Stock Performance Graph

     The following graph compares the cumulative total stockholder return on the Common Stock from March 10, 1994 to January 31, 1997, with the cumulative total stockholder return on the Nasdaq Stock Market Index and a peer group (which includes Anadarko Petroleum Corp., Apache Corp., Burlington Resources, Inc., Enron Oil & Gas Co., Mesa, Inc., Newfield Exploration Co., Noble Affiliates, Inc., Seagull Energy Corp., and United Meridian Corp.) over the same period. The comparison assumes a $100 investment on March 10, 1994 in the Common Stock, the Nasdaq Stock Market Index, and the peer group, and assumes reinvestment of all dividends and distributions.

                                [GRAPH]

               MEASUREMENT PERIOD                      TRANSTEXAS GAS
             (FISCAL YEAR COVERED)                          CORP.                  NASDAQ INDEX                PEER GROUP
10-MAR-94                                                    100                        100                        100
MAR94                                                         89                         94                        102
APR94                                                         90                         93                        114
MAY94                                                         84                         93                        108
JUN94                                                         85                         90                        109
JUL94                                                         81                         92                        101
AUG94                                                         83                         98                         98
SEP94                                                         81                         97                         99
OCT94                                                         95                         99                        109
NOV94                                                         86                         96                         93
DEC94                                                         80                         96                         90
JAN95                                                         75                         97                         86
FEB95                                                         81                        102                         97
MAR95                                                         80                        105                        106
APR95                                                         95                        108                        101
MAY95                                                        103                        111                        107
JUN95                                                        108                        120                         99
JUL95                                                        106                        128                        100
AUG95                                                        127                        131                        108
SEP95                                                        129                        134                        103
OCT95                                                        114                        133                         96
NOV95                                                        113                        136                        102
DEC95                                                         96                        136                        111
JAN96                                                         84                        136                        106
FEB96                                                         77                        141                        108
MAR96                                                         71                        142                        113
APR96                                                         72                        154                        119
MAY96                                                         64                        161                        115
JUN96                                                         68                        153                        130
JUL96                                                         63                        140                        119
AUG96                                                         79                        147                        123
SEP96                                                         82                        159                        127
OCT96                                                        100                        157                        140
NOV96                                                         96                        167                        147
DEC96                                                        104                        167                        143
JAN97                                                        121                        178                        138

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of Common Stock, as of April 30, 1997, by (i) each director, (ii) the Company's chief executive officer and the other executive officers whose total salary and bonus exceeded $100,000 in the fiscal year ended January 31, 1997, (iii) all current directors and executive officers of the Company as a group, and (iv) each person known to the Company to beneficially own more than five percent of the outstanding shares of Common Stock. Except as otherwise indicated, each stockholder identified in the table has sole voting and investment power with respect to its or his shares.

                                                                    SHARES OWNED
                                                              ------------------------
                      NAME AND ADDRESS                          NUMBER      PERCENTAGE
                      ----------------                        ----------    ----------
John R. Stanley(1)..........................................  59,357,600         80.21%
  1300 North Sam Houston Parkway East, Suite 310
  Houston, Texas 77032
TNGC Holdings Corporation(2)................................  59,350,000         80.20%
  1300 North Sam Houston Parkway East, Suite 310
  Houston, Texas 77032
TransAmerican Natural Gas Corporation(3)....................  59,350,000         80.20%
  1300 North Sam Houston Parkway East, Suite 300
  Houston, Texas 77032
TransAmerican Energy Corporation(4).........................  50,450,000         68.18%
  1300 North Sam Houston Parkway East, Suite 200
  Houston, Texas 77032
TransAmerican Refining Corporation..........................  10,450,000         14.12%
  1300 North Sam Houston Parkway East, Suite 320
  Houston, Texas 77032
Thomas B. McDade............................................     100,000             *
Arnold H. Brackenridge......................................       3,500             *
Edwin B. Donahue............................................       1,400             *
James R. Lesch(5)...........................................       1,000             *
Robert L. May...............................................       1,000             *
Donald D. Sykora(6).........................................       1,000             *
Richard P. Bianchi..........................................          --            --
Alan E. Drane(7)............................................         200             *
All directors and executive officers as a group (9
  persons)..................................................  59,465,700         80.36%

---------------

 *  Less than 1% of the outstanding shares of the Company.

(1) Mr. Stanley owns 3,500 shares of Common Stock. Mr. Stanley is the sole stockholder of TNGC Holdings, and may be deemed to beneficially own all of the shares of Common Stock owned beneficially by TNGC Holdings. Mr. Stanley is also deemed to beneficially own 4,100 shares held by his wife.

(2) TNGC Holdings owns all of the shares of common stock of TransAmerican, and may be deemed to beneficially own all of the shares of Common Stock owned beneficially by TransAmerican.

(3) TransAmerican owns 5,000,000 shares of Common Stock. TransAmerican also owns all of the common stock of TEC, all of the common stock of TransAmerican Exploration Corporation ("TEXC"), which owns 3,700,000 shares of Common Stock, and all of the common stock of Southeast Marine, Inc., which owns 200,000 shares of Common Stock. TransAmerican may be deemed to beneficially own all of the shares of Common Stock held and owned beneficially by TEC, TEXC and Southeast Marine.

(4) TEC owns 40,000,000 shares of Common Stock. TEC also owns all of the common stock of TARC, and may be deemed to beneficially own the 10,450,000 shares of Common Stock held by TARC.

(5) The Lesch Family Limited Partnership, of which Mr. Lesch is the sole general partner and also a limited partner, owns 1,000 shares of Common Stock; therefore, Mr. Lesch may be deemed to beneficially own the 1,000 shares held by The Lesch Family Limited Partnership.

(6) Sykora Interests Ltd., a limited partnership in which Mr. Sykora is a managing general partner, owns 1,000 shares of Common Stock; therefore, Mr. Sykora may be deemed to beneficially own the 1,000 shares held by Sykora Interests Ltd.

(7) These shares are held of record by Mr. Drane's wife.

     In connection with a public offering of debt securities by TARC, TEC and TARC pledged the shares of Common Stock held by them to secure TARC's debt securities and TEC's guarantee of TARC's debt securities. Under certain circumstances, a sale of Common Stock upon foreclosure by the holders of the TARC debt securities would constitute a "change of control" of the Company under the Indenture governing the Company's Senior Secured Notes, which would allow the holders thereof to require the Company to repurchase the Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February 1996, the Company purchased the building for its corporate headquarters from TransAmerican for $4 million.

     In December 1994, the Company entered into an interruptible gas sales agreement with TransAmerican, revenues from which totaled approximately $11.7 million, $21.4 million, $11.1 million, $4.4 million and $14.7 million for the years ended January 31, 1997 and 1996, the six months ended January 31, 1996 and 1995 and the year ended July 31, 1995, respectively. The receivable from TransAmerican for natural gas sales totaled approximately $11.8 million at January 31, 1997. Pursuant to this agreement, interest accrues on all unpaid balances at a rate of prime plus 2% per annum.

     The Company sells natural gas to TARC under an interruptible long-term sales contract. Revenues from TARC under this contract totaled approximately $2.7 million and $2.4 million, respectively, for the years ended January 31, 1997 and 1996, $2.2 million and $2.3 million, respectively, for the six months ended January 31, 1996 and 1995 and $2.5 million and $2.3 million, respectively, for the years ended July 31, 1995 and 1994. The receivable from TARC for natural gas sales totaled approximately $2.7 million at January 31, 1997.

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

     In July 1996, TTEX loaned $9.5 million to TransAmerican pursuant to the terms of a $25 million promissory note due July 31, 1998 that bears interest, payable quarterly, at 15% per annum. TTEX has made further advances pursuant to the note, subject to the same terms. The amount outstanding under this promissory note totaled approximately $25 million at January 31, 1997. The Company believes that the advances by TTEX to TransAmerican reduce the risk of tax deconsolidation (and potential tax liability of the Company) that could be caused by the sale of shares of the Company's common stock by TransAmerican or its affiliates. TransAmerican has not made its scheduled interest payment on this note. TTEX has agreed to defer the interest payments on the note until 1998.

     Pursuant to the terms of the Transfer Agreement, TransAmerican is obligated to indemnify the Company for all future losses incurred in connection with litigation or bankruptcy claims assumed in the Transfer. In order to facilitate the settlement of the Terry/Penrod litigation in May 1996, the Company advanced to TransAmerican $16.4 million of the settlement amount in exchange for a note receivable. TransAmerican has not made its scheduled interest payments on this note. The Company has agreed to defer the interest payments on the note until 1998. In addition, the Company transferred escrowed funds of approximately $22 million to TransAmerican. In connection with this settlement, the Company received from Terry the reversionary interest in certain producing properties. The Company and TransAmerican had intended that such interests would revert to TransAmerican under the Transfer Agreement; however, the Company retained such interests in partial satisfaction of TransAmerican's indemnity obligations.

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

     In September 1996, the Company and TransAmerican entered into an agreement pursuant to which the Company obtained an $11.5 million dollar-denominated production payment, subsequently increased to $19 million, bearing interest at 17% per annum, burdening certain oil and gas interests owned by TransAmerican as a source of repayment for certain of the receivables from TransAmerican discussed above. At January 31, 1997, $59 million of remaining related-party receivables has been recorded as a contra-stockholder equity account due to uncertainties regarding the repayment terms for such receivables. The Company has agreed to defer any interest payments due from TransAmerican until 1998. On January 31, 1997, TransAmerican conveyed at historical cost certain oil and gas properties to the Company for a purchase price of $31.6 million. A portion of the purchase price was used to offset obligations under the September 1996 production payment.

     In January 1997, an affiliate of the Company contributed all of the outstanding common stock of Signal Capital Holdings Corporation ("SCHC") with a book value of $6 million, to TransTexas. In the same month, TransTexas contributed the stock of SCHC to TransTexas Transmission Corporation ("TTC"). See Note 13 of Notes to Consolidated Financial Statements.

     In January 1997, TransTexas contributed substantially all of its Lobo Trend properties to TTC.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Schedules and Exhibits

                                                              PAGE
                                                              ----
     (1) Report of Independent Accountants..................   40
          Consolidated Balance Sheet........................   41
          Consolidated Statement of Operations..............   42
          Consolidated Statement of Cash Flows..............   43
          Consolidated Statement of Stockholders' Deficit...   44
          Notes to Consolidated Financial Statements........   45
     (2) Financial Statement Schedules
          Report of Independent Accountants.................   87
          Schedule II -- Valuation and Qualifying
         Accounts...........................................   88

          Schedules other than those listed above are omitted for the reason that they are not required or are not applicable or the required information is included in the financial statements or related notes.

     (3) Exhibits

     The following instruments are included as exhibits to this Annual Report on Form 10-K and are filed herewith unless otherwise indicated. Exhibits incorporated by reference are so indicated by parenthetical information.

           3.1           -- Articles of Incorporation (filed as Exhibit 3.1 to the
                            Company's Registration Statement on Form S-1 (33-75050),
                            and incorporated herein by reference)
           3.2           -- By-laws of the Company (filed as Exhibit 3.2 to the
                            Company's Registration Statement on Form S-1 (33-75050),
                            and incorporated herein by reference)
           4.1           -- Indenture dated as of June 15, 1995, among the Company,
                            TTC and American Bank National Association, as Trustee
                            (the "Indenture Trustee"), with respect to the Notes
                            including the forms of Note and Senior Secured Guarantee
                            as exhibits (previously filed as an exhibit to the
                            Company's Current Report on Form 8-K filed with the
                            Securities and Exchange Commission in June 1995, and
                            incorporated herein by reference)
           4.2           -- Mortgage, Deed of Trust, Assignment of Production,
                            Security Agreement and Financing Statement, effective as
                            of June 23, 1995, from the Company to James A. Taylor, as
                            trustee for the benefit of the Indenture Trustee
                            (previously filed as an exhibit to the Company's Current
                            Report on Form 8-K filed with the Securities and Exchange
                            Commission in June 1995, and incorporated herein by
                            reference)
           4.3           -- Pipeline Mortgage, Deed of Trust, Assignment, Security
                            Agreement and Financing Statement, dated as of June 20,
                            1995, from TTC to James A. Taylor, as trustee for the
                            benefit of the Indenture Trustee (previously filed as an
                            exhibit to the Company's Current Report on Form 8-K filed
                            with the Securities and Exchange Commission on June 20,
                            1995, and incorporated herein by reference)
           4.4           -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by the Company in favor of the
                            Indenture Trustee (previously filed as an exhibit to the
                            Company's Current Report on Form 8-K filed with the
                            Securities and Exchange Commission in June 1995, and
                            incorporated herein by reference)

           4.5           -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by TTC in favor of the Indenture
                            Trustee (previously filed as an exhibit to the Company's
                            Current Report on Form 8-K filed with the Securities and
                            Exchange Commission in June 1995, and incorporated herein
                            by reference)
           4.6           -- Cash Collateral and Disbursement Agreement, dated as of
                            June 20, 1995, among the Company, the Indenture Trustee
                            and the Disbursement Agent (previously filed as an
                            exhibit to the Company's Current Report on Form 8-K filed
                            with the Securities and Exchange Commission in June 1995,
                            and incorporated herein by reference)
           4.7           -- Pledge and Security Agreement dated as of September 19,
                            1996, between TransAmerican Exploration Corporation and
                            Fleet National Bank (previously filed as an exhibit to
                            the Company's Form 10-Q for the quarter ended October 31,
                            1996, and incorporated herein by reference).
           4.8           -- Registration Rights Agreement dated as of September 19,
                            1996, by and among TransTexas Gas Corporation,
                            TransAmerican Natural Gas Corporation, TransAmerican
                            Exploration Corporation and Fleet National Bank
                            (previously filed as an exhibit to the Company's Form
                            10-Q for the quarter ended October 31, 1996, and
                            incorporated herein by reference).
           4.9           -- Pledge Agreement dated as of February 23, 1995, between
                            TransAmerican Energy Corporation and First Fidelity Bank,
                            National Association, as Trustee (previously filed as an
                            exhibit to Post-Effective Amendment No. 5 to the
                            Company's Registration Statement on Form S-3 (33-91494),
                            and incorporated herein by reference).
           4.10          -- Pledge Agreement dated as of February 23, 1995, between
                            TransAmerican Refining Corporation and First Fidelity
                            Bank, National Association, as Trustee (previously filed
                            as an exhibit to Post-Effective Amendment No. 5 to the
                            Company's Registration Statement on Form S-3 (33-91494),
                            and incorporated herein by reference).
           4.11          -- Registration Rights Agreement dated as of February 23,
                            1995, among TransTexas Gas Corporation, TransAmerican
                            Refining Corporation and TransAmerican Energy Corporation
                            (previously filed as an exhibit to Post-Effective
                            Amendment No. 5 to the Company's Registration Statement
                            on Form S-3 (33-91494), and incorporated herein by
                            reference).
           4.12          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and Halliburton Company (previously filed as
                            an exhibit to Post-Effective Amendment No. 5 to the
                            Company's Registration Statement on Form S-3 (33-91494),
                            and incorporated herein by reference).
           4.13          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and RECO Industries, Inc. (previously filed
                            as an exhibit to Post-Effective Amendment No. 5 to the
                            Company's Registration Statement on Form S-3 (33-91494),
                            and incorporated herein by reference).
           4.14          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and Frito-Lay, Inc. (previously filed as an
                            exhibit to Post-Effective Amendment No. 5 to the
                            Company's Registration Statement on Form S-3 (33-91494),
                            and incorporated herein by reference).

           4.15          -- Pledge Agreement dated as of February 23, 1995 among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and EM Sector Holdings, Inc. (previously
                            filed as an exhibit to Post-Effective Amendment No. 5 to
                            the Company's Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.16          -- Stock Pledge Agreement dated January 27, 1995, between
                            TransAmerican Natural Gas Corporation and ITT Commercial
                            Corp. (previously filed as an exhibit to Post-Effective
                            Amendment No. 5 to the Company's Registration Statement
                            on Form S-3 (33-91494), and incorporated herein by
                            reference).
           4.17          -- Registration Rights Agreement dated January 27, 1995,
                            among TransAmerican Natural Gas Corporation, TransTexas
                            Gas Corporation and ITT Commercial Finance Corp.
                            (previously filed as an exhibit to Post-Effective
                            Amendment No. 5 to the Company's Registration Statement
                            on Form S-3 (33-91494), and incorporated herein by
                            reference).
           4.18          -- Note Purchase Agreement dated December 13, 1996 between
                            TransTexas Gas Corporation and the Purchasers of 13 1/4%
                            Series A Senior Subordinated Notes due 2003 (previously
                            filed as an exhibit to Post-Effective Amendment No. 5 to
                            the Company's Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.19          -- Indenture dated December 13, 1996 between TransTexas Gas
                            Corporation and Bank One, Columbus, NA, as Trustee
                            (previously filed as an exhibit to Post-Effective
                            Amendment No. 5 to the Company's Registration Statement
                            on Form S-3 (33-91494), and incorporated herein by
                            reference).
           4.20          -- Registration Rights Agreement dated December 13, 1996
                            between TransTexas Gas Corporation and each of the
                            Purchasers of the Subordinated Notes (previously filed as
                            an exhibit to Post-Effective Amendment No. 5 to the
                            Company's Registration Statement on Form S-3 (33-91494),
                            and incorporated herein by reference).
          10.1           -- Services Agreement dated August 24, 1993, by and among
                            TransTexas and TransAmerican (filed as Exhibit 3 to the
                            Company's Current Report on Form 8-K filed with the SEC
                            on October 4, 1993, and incorporated herein by
                            reference).
          10.2           -- Tax Allocation Agreement dated August 24, 1993, by and
                            among TransAmerican, TransTexas, and the other
                            subsidiaries of TransAmerican, as amended (filed as
                            Exhibit 10.4 to the Company's Registration Statement on
                            Form S-1 (33-75050), and incorporated herein by
                            reference).
          10.3           -- Interruptible Gas Sales Terms and Conditions, between the
                            Company and TARC, as amended (previously filed as Exhibit
                            10.4 to TARC's Registration Statement on Form S-1
                            (33-82200), and incorporated herein by reference).
          10.4           -- Bank Group Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, and the Bank Group (previously
                            filed as Exhibit 4 to the Company's Current Report on
                            Form 8-K filed with the SEC on October 4, 1993, and
                            incorporated herein by reference).
          10.5           -- Gas Purchase Agreement dated June 8, 1987, by and between
                            TransAmerican and The Coastal Corporation, as amended by
                            the Amendment to Gas Purchase Agreement dated February
                            13, 1990, by and between TransAmerican and Texcol Gas
                            Services, Inc., as successor to The Coastal Corporation
                            (previously filed as Exhibit 10.6 to the Company's
                            Registration Statement on Form S-1 (33-62740), and
                            incorporated herein by reference).

          10.6           -- Gas Purchase Agreement dated October 29, 1987, by and
                            between TransAmerican and The Coastal Corporation as
                            amended by the Amendment to Gas Purchase Agreement dated
                            February 13, 1990, by and between TransAmerican and
                            Texcol Gas Services, Inc., successor to The Coastal
                            Corporation (previously filed as Exhibit 10.7 to the
                            Company's Registration Statement on Form S-1 (33-62740),
                            and incorporated herein by reference).
          10.7           -- Gas Transportation Agreement dated the Effective Date (as therein defined), by and between TransAmerican and The
                            Coastal Corporation, as amended by the Amendment to Gas
                            Transportation Agreement dated February 13, 1990, by and
                            between TransAmerican and Texcol Gas Services, Inc.,
                            successor to The Coastal Corporation (previously filed as
                            Exhibit 10.8 to the Company's Registration Statement on
                            Form S-1 (33-62740), and incorporated herein by
                            reference).
          10.8           -- Firm Natural Gas Sales Agreement dated September 30,
                            1993, by and between TransTexas and Associated Natural
                            Gas, Inc. (previously filed as Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the three
                            months ended October 31, 1993, and incorporated herein by
                            reference)
          10.9           -- Form of Indemnification Agreement by and between
                            TransTexas and each of its directors (previously filed as
                            Exhibit 6 to the Company's Current Report on Form 8-K
                            filed with the Securities and Exchange Commission on
                            October 4, 1993, and incorporated herein by reference).
          10.10          -- Gas Purchase Agreement dated November 1, 1985, between
                            TransAmerican and Washington Gas and Light Company,
                            Frederick Gas Company, Inc., and Shenandoah Gas Company
                            (previously filed as Exhibit 10.13 to the Company's
                            Registration Statement (33-75050), and incorporated
                            herein by reference).
          10.11          -- Natural Gas Sales Agreement between TransTexas and
                            Associated Natural Gas, Inc. dated September 30, 1993
                            (previously filed as Exhibit 10.1 to the Company's Form
                            10-Q for the quarter ended October 31, 1993, and
                            incorporated herein by reference).
          10.12          -- Amendment Extending Gas Purchase Agreement between
                            TransTexas and Washington Gas Light Company, Inc., and
                            Shenandoah Gas Company, as amended, dated November 1,
                            1993 (previously filed as Exhibit 10.1 to the Company's
                            Form 10-Q for the quarter ended January 31, 1994, and
                            incorporated herein by reference).
          10.13          -- Agreement for Purchase of Production Payment between the
                            Company and Southern States Exploration, Inc. dated April
                            1, 1994 (previously filed as Exhibit 10.1 to the
                            Company's Form 10-Q for the quarter ended April 30, 1994,
                            and incorporated herein by reference).
          10.14          -- Assignment of Proceeds Production Payment between the
                            Company and Southern States Exploration, Inc. dated April
                            1, 1994 (previously filed as Exhibit 10.2 to the
                            Company's Form 10-Q for the quarter ended April 30, 1994,
                            and incorporated herein by reference).
          10.15          -- Transfer Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, Transmission, and John R.
                            Stanley (previously filed as Exhibit 1 to the Company's
                            Current Report on Form 8-K filed with the SEC on October
                            4, 1993, and incorporated herein by reference).
          10.16          -- Amended and Restated Accounts Receivable Management and
                            Security Agreement between the Company and BNY Financial
                            Corporation (previously filed as Exhibit 10.1 to the
                            Company's Form 10-Q for the quarter ended October 31,
                            1995, and incorporated herein by reference).

          10.17          -- Note Purchase Agreement, dated as of May 10, 1996, among
                            TransTexas Gas Corporation, TCW Shared Opportunity Fund
                            II, L.P. and Jefferies & Company, Inc. (previously filed
                            as an exhibit to the Company's Form 10-Q for the quarter
                            ended April 30, 1996, and incorporated herein by
                            reference).
          10.18          -- Master Swap Agreement, dated June 6, 1996, between
                            TransTexas Gas Corporation and AIG Trading Corporation
                            (previously filed as an exhibit to the Company's Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
          10.19          -- Purchase Agreement, dated January 30, 1996, between
                            TransTexas Gas Corporation and Sunflower Energy Finance
                            Company (previously filed as an exhibit to the Company's
                            Form 10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
          10.20          -- Production Payment Conveyance, executed on January 30,
                            1996, from TransTexas Gas Corporation to Sunflower Energy
                            Finance Company (previously filed as an exhibit to the
                            Company' Form 10-Q for the quarter ended April 30, 1996,
                            and incorporated herein by reference).
          10.21          -- First Supplement to Purchase Agreement, dated as of
                            February 12, 1996, among TransTexas Gas Corporation,
                            Sunflower Energy Finance Company and TCW Portfolio No.
                            1555 DR V Sub-Custody Partnership, L.P. (previously filed
                            as an exhibit to the Company's Form 10-Q for the quarter
                            ended April 30, 1996, and incorporated herein by
                            reference).
          10.22          -- First Supplement to Production Payment Conveyance,
                            executed February 12, 1996, among TransTexas Gas
                            Corporation, Sunflower Energy Finance Company and TCW
                            Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
                            (previously filed as an exhibit to the Company's Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
          10.23          -- Purchase Agreement, dated May 14, 1996, among TransTexas
                            Gas Corporation, TCW Portfolio No. 1555 DR V Sub-Custody
                            Partnership, L.P. and Sunflower Energy Finance Company
                            (previously filed as an exhibit to the Company's Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
          10.24          -- Production Payment Conveyance, executed May 14, 1996,
                            from TransTexas Gas Corporation to TCW Portfolio No. 1555
                            Dr V Sub-Custody Partnership, L.P. and Sunflower Energy
                            Finance Company (previously filed as an exhibit to the
                            Company's Form 10-Q for the quarter ended April 30, 1996,
                            and incorporated herein by reference).
          10.25          -- Employment Agreement between the Company and Richard
                            Bianchi dated August 12, 1996 (previously filed as an
                            exhibit to the Company's Form 10-Q for the quarter ended
                            October 31, 1996, and incorporated herein by reference).
          10.26          -- Employment Agreement between the Company and Arnold
                            Brackenridge dated August 12, 1996 (previously filed as
                            an exhibit to the Company's Form 10-Q for the quarter
                            ended October 31, 1996, and incorporated herein by
                            reference).
         *21.1           -- Schedule of Subsidiaries of the Company.
         *23.1           -- Consent of Coopers & Lybrand L.L.P.
         *23.2           -- Consent of Netherland, Sewell & Associates, Inc

---------------

* filed herewith

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 1997.

                                            TRANSTEXAS GAS CORPORATION

                                            By:      /s/ JOHN R. STANLEY
                                              ----------------------------------
                                                       John R. Stanley,
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 1, 1997.

                        NAME                                                   TITLE
                        ----                                                   -----

                 /s/ JOHN R. STANLEY                   Director and Chief Executive Officer (Principal
-----------------------------------------------------    Executive Officer)
                   John R. Stanley

                /s/ THOMAS B. MCDADE                   Director and Chairman of the Board
-----------------------------------------------------
                  Thomas B. McDade

                                                       Director
-----------------------------------------------------
                   James R. Lesch

                  /s/ ROBERT L. MAY                    Director
-----------------------------------------------------
                    Robert L. May

                /s/ DONALD D. SYKORA                   Director
-----------------------------------------------------
                  Donald D. Sykora

                /s/ EDWIN B. DONAHUE                   Vice President and Chief Financial Officer (Principal
-----------------------------------------------------    Financial and Accounting Officer)
                  Edwin B. Donahue

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
TransTexas Gas Corporation:

     Our report on the consolidated financial statements of TransTexas Gas Corporation is included on page 40 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 81 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                            COOPERS & LYBRAND L.L.P.

Houston, Texas
May 1, 1997

                                                                     SCHEDULE II

                           TRANSTEXAS GAS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)

                                      BALANCE AT
                                      BEGINNING     ADDITIONS                    OTHER      BALANCE AT
            DESCRIPTION               OF PERIOD     AT COSTS     RETIREMENTS    CHANGES    END OF PERIOD
            -----------               ----------    ---------    -----------    -------    -------------

Year ended July 31, 1995:
  Valuation allowance -- long-term
  receivables.......................    $  531        $421         $   --       $   --        $  952
                                        ======        ====         ======       ======        ======
Transition Period ended January 31,
  1996:
  Valuation allowance -- long-term
  receivables.......................    $  952        $278         $   --       $   --        $1,230
                                        ======        ====         ======       ======        ======
Year ended January 31, 1997:
  Valuation allowance -- long-term
  receivables.......................    $1,230        $516         $1,746       $   --        $   --
                                        ======        ====         ======       ======        ======

                               INDEX TO EXHIBITS

     The following instruments are included as exhibits to this Annual Report on Form 10-K and are filed herewith unless otherwise indicated. Exhibits incorporated by reference are so indicated by parenthetical information.

           3.1           -- Articles of Incorporation (filed as Exhibit 3.1 to the
                            Company's Registration Statement on Form S-1 (33-75050),
                            and incorporated herein by reference)
           3.2           -- By-laws of the Company (filed as Exhibit 3.2 to the
                            Company's Registration Statement on Form S-1 (33-75050),
                            and incorporated herein by reference)
           4.1           -- Indenture dated as of June 15, 1995, among the Company,
                            TTC and American Bank National Association, as Trustee
                            (the "Indenture Trustee"), with respect to the Notes
                            including the forms of Note and Senior Secured Guarantee
                            as exhibits (previously filed as an exhibit to the
                            Company's Current Report on Form 8-K filed with the
                            Securities and Exchange Commission in June 1995, and
                            incorporated herein by reference)
           4.2           -- Mortgage, Deed of Trust, Assignment of Production,
                            Security Agreement and Financing Statement, effective as
                            of June 23, 1995, from the Company to James A. Taylor, as
                            trustee for the benefit of the Indenture Trustee
                            (previously filed as an exhibit to the Company's Current
                            Report on Form 8-K filed with the Securities and Exchange
                            Commission in June 1995, and incorporated herein by
                            reference)
           4.3           -- Pipeline Mortgage, Deed of Trust, Assignment, Security
                            Agreement and Financing Statement, dated as of June 20,
                            1995, from TTC to James A. Taylor, as trustee for the
                            benefit of the Indenture Trustee (previously filed as an
                            exhibit to the Company's Current Report on Form 8-K filed
                            with the Securities and Exchange Commission in June 1995,
                            and incorporated herein by reference)
           4.4           -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by the Company in favor of the
                            Indenture Trustee (previously filed as an exhibit to the
                            Company's Current Report on Form 8-K filed with the
                            Securities and Exchange Commission in June 1995, and
                            incorporated herein by reference)
           4.5           -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by TTC in favor of the Indenture
                            Trustee (previously filed as an exhibit to the Company's
                            Current Report on Form 8-K filed with the Securities and
                            Exchange Commission in June 1995, and incorporated herein
                            by reference)
           4.6           -- Cash Collateral and Disbursement Agreement, dated as of
                            June 20, 1995, among the Company, the Indenture Trustee
                            and the Disbursement Agent (previously filed as an
                            exhibit to the Company's Current Report on Form 8-K filed
                            with the Securities and Exchange Commission in June 1995,
                            and incorporated herein by reference)
           4.7           -- Pledge and Security Agreement dated as of September 19,
                            1996, between TransAmerican Exploration Corporation and
                            Fleet National Bank (previously filed as an exhibit to
                            the Company's Form 10-Q for the quarter ended October 31,
                            1996, and incorporated herein by reference).
           4.8           -- Registration Rights Agreement dated as of September 19,
                            1996, by and among TransTexas Gas Corporation,
                            TransAmerican Natural Gas Corporation, TransAmerican
                            Exploration Corporation and Fleet National Bank
                            (previously filed as an exhibit to the Company's Form
                            10-Q for the quarter ended October 31, 1996, and
                            incorporated herein by reference).

           4.9           -- Pledge Agreement dated as of February 23, 1995, between
                            TransAmerican Energy Corporation and First Fidelity Bank,
                            National Association, as Trustee (previously filed as an
                            exhibit to the Company's Registration Statement on Form
                            S-3 (33-91494), and incorporated herein by reference).
           4.10          -- Pledge Agreement dated as of February 23, 1995, between
                            TransAmerican Refining Corporation and First Fidelity
                            Bank, National Association, as Trustee (previously filed
                            as an exhibit to the Company's Registration Statement on
                            Form S-3 (33-91494), and incorporated herein by
                            reference).
           4.11          -- Registration Rights Agreement dated as of February 23,
                            1995, among TransTexas Gas Corporation, TransAmerican
                            Refining Corporation and TransAmerican Energy Corporation
                            (previously filed as an exhibit to the Company's
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.12          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and Halliburton Company (previously filed as
                            an exhibit to the Company's Registration Statement on
                            Form S-3 (33-91494), and incorporated herein by
                            reference).
           4.13          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and RECO Industries, Inc. (previously filed
                            as an exhibit to the Company's Registration Statement on
                            Form S-3 (33-91494), and incorporated herein by
                            reference).
           4.14          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and Frito-Lay, Inc. (previously filed as an
                            exhibit to the Company's Registration Statement on Form
                            S-3 (33-91494), and incorporated herein by reference).
           4.15          -- Pledge Agreement dated as of February 23, 1995 among
                            TransAmerican Natural Gas Corporation, TransTexas Gas
                            Corporation and EM Sector Holdings, Inc. (previously
                            filed as an exhibit to the Company's Registration
                            Statement on Form S-3 (33-91494), and incorporated herein
                            by reference).
           4.16          -- Stock Pledge Agreement dated January 27, 1995, between
                            TransAmerican Natural Gas Corporation and ITT Commercial
                            Corp. (previously filed as an exhibit to the Company's
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.17          -- Registration Rights Agreement dated January 27, 1995,
                            among TransAmerican Natural Gas Corporation, TransTexas
                            Gas Corporation and ITT Commercial Finance Corp.
                            (previously filed as an exhibit to the Company's
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.18          -- Note Purchase Agreement dated December 13, 1996 between
                            TransTexas Gas Corporation and the Purchasers of 13 1/4%
                            Series A Senior Subordinated Notes due 2003 (previously
                            filed as an exhibit to the Company's Registration
                            Statement on Form S-3 (33-91494), and incorporated herein
                            by reference).
           4.19          -- Indenture dated December 13, 1996 between TransTexas Gas
                            Corporation and Bank One, Columbus, NA, as Trustee
                            (previously filed as an exhibit to Post-Effective
                            Amendment No. 5 to the Company's Registration Statement
                            on Form S-3 (33-91494), and incorporated herein by
                            reference).
           4.20          -- Registration Rights Agreement dated December 13, 1996
                            between TransTexas Gas Corporation and each of the
                            Purchasers of the Subordinated Notes (previously filed as
                            an exhibit to Post-Effective Amendment No. 5 to the
                            Company's Registration Statement on Form S-3 (33-91494),
                            and incorporated herein by reference).

          10.1           -- Services Agreement dated August 24, 1993, by and among
                            TransTexas and TransAmerican (filed as Exhibit 3 to the
                            Company's Current Report on Form 8-K filed with the SEC
                            on October 4, 1993, and incorporated herein by
                            reference).
          10.2           -- Tax Allocation Agreement dated August 24, 1993, by and
                            among TransAmerican, TransTexas, and the other
                            subsidiaries of TransAmerican, as amended (filed as
                            Exhibit 10.4 to the Company's Registration Statement on
                            Form S-1 (33-75050), and incorporated herein by
                            reference).
          10.3           -- Interruptible Gas Sales Terms and Conditions, between the
                            Company and TARC, as amended (previously filed as Exhibit
                            10.4 to TARC's Registration Statement on Form S-1
                            (33-82200), and incorporated herein by reference).
          10.4           -- Bank Group Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, and the Bank Group (previously
                            filed as Exhibit 4 to the Company's Current Report on
                            Form 8-K filed with the SEC on October 4, 1993, and
                            incorporated herein by reference).
          10.5           -- Gas Purchase Agreement dated June 8, 1987, by and between
                            TransAmerican and The Coastal Corporation, as amended by
                            the Amendment to Gas Purchase Agreement dated February
                            13, 1990, by and between TransAmerican and Texcol Gas
                            Services, Inc., as successor to The Coastal Corporation
                            (previously filed as Exhibit 10.6 to the Company's
                            Registration Statement on Form S-1 (33-62740), and
                            incorporated herein by reference).
          10.6           -- Gas Purchase Agreement dated October 29, 1987, by and
                            between TransAmerican and The Coastal Corporation as
                            amended by the Amendment to Gas Purchase Agreement dated
                            February 13, 1990, by and between TransAmerican and
                            Texcol Gas Services, Inc., successor to The Coastal
                            Corporation (previously filed as Exhibit 10.7 to the
                            Company's Registration Statement on Form S-1 (33-62740)
                            and incorporated herein by reference).
          10.7           -- Gas Transportation Agreement dated the Effective Date (as therein defined), by and between TransAmerican and The
                            Coastal Corporation, as amended by the Amendment to Gas
                            Transportation Agreement dated February 13, 1990, by and
                            between TransAmerican and Texcol Gas Services, Inc.,
                            successor to The Coastal Corporation (previously filed as
                            Exhibit 10.8 to the Company's Registration Statement on
                            Form S-1 (33-62740), and incorporated herein by
                            reference).
          10.8           -- Firm Natural Gas Sales Agreement dated September 30,
                            1993, by and between TransTexas and Associated Natural
                            Gas, Inc. (previously filed as Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the three
                            months ended October 31, 1993, and incorporated herein by
                            reference)
          10.9           -- Form of Indemnification Agreement by and between
                            TransTexas and each of its directors (previously filed as
                            Exhibit 6 to the Company's Current Report on Form 8-K
                            filed with the Securities and Exchange Commission on
                            October 4, 1993, and incorporated herein by reference).
          10.10          -- Gas Purchase Agreement dated November 1, 1985, between
                            TransAmerican and Washington Gas and Light Company,
                            Frederick Gas Company, Inc., and Shenandoah Gas Company
                            (previously filed as Exhibit 10.13 to the Company's
                            Registration Statement (33-75050), and incorporated
                            herein by reference).
          10.11          -- Natural Gas Sales Agreement between TransTexas and
                            Associated Natural Gas, Inc. dated September 30, 1993
                            (previously filed as Exhibit 10.1 to the Company's Form
                            10-Q for the quarter ended October 31, 1993, and
                            incorporated herein by reference).

          10.12          -- Amendment Extending Gas Purchase Agreement between
                            TransTexas and Washington Gas Light Company, Inc., and
                            Shenandoah Gas Company, as amended, dated November 1,
                            1993 (previously filed as Exhibit 10.1 to the Company's
                            Form 10-Q for the quarter ended January 31, 1994, and
                            incorporated herein by reference).
          10.13          -- Agreement for Purchase of Production Payment between the
                            Company and Southern States Exploration, Inc. dated April
                            1, 1994 (previously filed as Exhibit 10.1 to the
                            Company's Form 10-Q for the quarter ended April 30, 1994,
                            and incorporated herein by reference).
          10.14          -- Assignment of Proceeds Production Payment between the
                            Company and Southern States Exploration, Inc. dated April
                            1, 1994 (previously filed as Exhibit 10.2 to the
                            Company's Form 10-Q for the quarter ended April 30, 1994,
                            and incorporated herein by reference).
          10.15          -- Transfer Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, Transmission, and John R.
                            Stanley (previously filed as Exhibit 1 to the Company's
                            Current Report on Form 8-K filed with the SEC on October
                            4, 1993, and incorporated herein by reference).
          10.16          -- Amended and Restated Accounts Receivable Management and
                            Security Agreement between the Company and BNY Financial
                            Corporation (previously filed as Exhibit 10.1 to the
                            Company's Form 10-Q for the quarter ended October 31,
                            1995, and incorporated herein by reference).
          10.17          -- Note Purchase Agreement, dated as of May 10, 1996, among
                            TransTexas Gas Corporation, TCW Shared Opportunity Fund
                            II, L.P. and Jefferies & Company, Inc. (previously filed
                            as an exhibit to the Company's Form 10-Q for the quarter
                            ended April 30, 1996, and incorporated herein by
                            reference).
          10.18          -- Master Swap Agreement, dated June 6, 1996, between
                            TransTexas Gas Corporation and AIG Trading Corporation
                            (previously filed as an exhibit to the Company's Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
          10.19          -- Purchase Agreement, dated January 30, 1996, between
                            TransTexas Gas Corporation and Sunflower Energy Finance
                            Company (previously filed as exhibit to the Company's
                            Form 10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
          10.20          -- Production Payment Conveyance, executed on January 30,
                            1996, from TransTexas Gas Corporation to Sunflower Energy
                            Finance Company (previously filed as exhibit to the
                            Company's Form 10-Q for the quarter ended April 30, 1996,
                            and incorporated herein by reference).
          10.21          -- First Supplement to Purchase Agreement, dated as of
                            February 12, 1996, among TransTexas Gas Corporation,
                            Sunflower Energy Finance Company and TCW Portfolio No.
                            1555 DR V Sub-Custody Partnership, L.P. (previously filed
                            as an exhibit to the Company's Form 10-Q for the quarter
                            ended April 30, 1996, and incorporated herein by
                            reference).
          10.22          -- First Supplement to Production Payment Conveyance,
                            executed February 12, 1996, among TransTexas Gas
                            Corporation, Sunflower Energy Finance Company and TCW
                            Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
                            (previously filed as an exhibit to the Company's Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).

          10.23          -- Purchase Agreement, dated May 14, 1996, among TransTexas
                            Gas Corporation, TCW Portfolio No. 1555 DR V Sub-Custody
                            Partnership, L.P. and Sunflower Energy Finance Company
                            (previously filed as an exhibit to the Company's Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
          10.24          -- Production Payment Conveyance, executed May 14, 1996,
                            from TransTexas Gas Corporation to TCW Portfolio No. 1555
                            Dr V Sub-Custody Partnership, L.P. and Sunflower Energy
                            Finance Company (previously filed as an exhibit to the
                            Company's Form 10-Q for the quarter ended April 30, 1996,
                            and incorporated herein by reference).
          10.25          -- Employment Agreement between the Company and Richard
                            Bianchi dated August 12, 1996 (previously filed as an
                            exhibit to the Company's Form 10-Q for the quarter ended
                            October 31, 1996, and incorporated herein by reference).
          10.26          -- Employment Agreement between the Company and Arnold
                            Brackenridge dated August 12, 1996 (previously filed as
                            an exhibit to the Company's Form 10-Q for the quarter
                            ended October 31, 1996, and incorporated herein by
                            reference).
         *21.1           -- Schedule of Subsidiaries of the Company.
         *23.1           -- Consent of Coopers & Lybrand L.L.P.
         *23.2           -- Consent of Netherland, Sewell & Associates, Inc

---------------

* filed herewith