Form 10-Q
period 1997-04-30
TRANSTEXAS GAS CORP
filed 1997-06-19
CIK 904977

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


                 For the quarterly period ended April 30, 1997

                         Commission File Number 1-12204


                        _______________________________


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


                        _______________________________


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X           No
                                                -----            -----

         The number of shares of common stock of the registrant outstanding on June 19, 1997 was 74,000,000.


================================================================================

                           TRANSTEXAS GAS CORPORATION

                               TABLE OF CONTENTS




                                                                                                Page
                                                                                                ----

                                                         PART I.
                                                  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Report of Independent Accountants                                                        2

          Condensed Consolidated Balance Sheet as of April 30, 1997 and January 31, 1997           3

          Condensed Consolidated Statement of Operations for the three months ended
             April 30, 1997 and 1996                                                               4

          Condensed Consolidated Statement of Cash Flows for the three months ended
             April 30, 1997 and 1996                                                               5

          Notes to Condensed Consolidated Financial Statements                                     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results                 16
            of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                              22



                                                         PART II.
                                                    OTHER INFORMATION

Item 1.  Legal Proceedings                                                                        23

Item 2.  Changes in Securities                                                                    23

Item 6.  Exhibits and Reports on Form 8-K                                                         23

Signature                                                                                         24


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of TransTexas Gas Corporation

    We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation as of April 30, 1997 and the related condensed consolidated statements of operations and cash flows for the three months ended April 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 31, 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended (not presented herein); and in our report dated May 1, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                COOPERS & LYBRAND L.L.P.


Houston, Texas
June 18, 1997

                           TRANSTEXAS GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                            APRIL 30,        JANUARY 31,
                                                                              1997              1997
                                                                           ----------        -----------
                        ASSETS
Current assets:
  Cash and cash equivalents                                                 $    11,667      $    23,561
  Cash restricted for interest                                                   46,000           46,000
  Accounts receivable                                                            30,327           78,660
  Receivable from affiliates                                                     70,436            3,248
  Inventories                                                                    15,164           12,481
  Other current assets (Note 4)                                                  13,749           24,984
                                                                            -----------      -----------
       Total current assets                                                     187,343          188,934
                                                                            -----------      -----------

Property and equipment                                                        2,379,463        2,280,880
Less accumulated depreciation, depletion and amortization                     1,469,982        1,434,487
                                                                            -----------      -----------

  Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $157,028 and
    $158,973 was excluded from amortization at April 30, 1997
    and January 31, 1997, respectively                                         909,481          846,393
                                                                            -----------      -----------
Other assets, net                                                                17,436           17,825
                                                                            -----------      -----------
                                                                            $ 1,114,260      $ 1,053,152
                                                                            ===========      ===========


              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term debt                                      $     8,406      $     5,787
  Revolving credit agreement                                                      8,386            --
  Accounts payable                                                               60,377           28,150
  Accrued liabilities (Note 5)                                                  102,609           83,411
                                                                            -----------      -----------
       Total current liabilities                                                179,778          117,348
                                                                            -----------      -----------

Long-term debt, less current maturities                                          13,024            8,775
Production payments, less current portion                                        25,362           11,931
Senior secured notes                                                            800,000          800,000
Subordinated notes                                                              104,386          101,092
Revolving credit agreement                                                        --              26,268
Deferred revenue                                                                 46,176           54,554
Deferred income taxes                                                            35,542           31,367
Payable to affiliates                                                             7,618           19,621
Other liabilities (Note 6)                                                        8,429           32,991

Commitments and contingencies (Note 3)                                            --               --

Stockholders' deficit:
  Common stock, $0.01 par value, authorized 100,000,000
   shares, issued and outstanding 74,000,000 shares                                 740              740
  Capital deficit                                                              (123,524)        (123,524)
  Retained earnings                                                              16,729           31,267
                                                                            -----------      -----------
                                                                               (106,055)         (91,517)
  Less advances to affiliates                                                     --             (59,278)
                                                                            -----------      -----------
          Total stockholders' deficit                                          (106,055)        (150,795)
                                                                            -----------      -----------
                                                                            $ 1,114,260      $ 1,053,152
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

                           TRANSTEXAS GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                                THREE MONTHS ENDED
                                                                                     APRIL 30,
                                                                           ---------------------------------
                                                                             1997                    1996
                                                                           ----------           ------------

Revenues:
  Gas, condensate and natural gas liquids                                  $   72,882           $     79,802
  Transportation                                                                9,291                  8,195
  Gains on the sale of assets                                                   --                     7,762
  Other                                                                           178                    199
                                                                           ----------           ------------
    Total revenues                                                             82,351                 95,958
                                                                           ----------           ------------

Costs and expenses:
  Operating                                                                    27,142                 27,438
  Depreciation, depletion and amortization                                     33,557                 30,099
  General and administrative (Note 4)                                          15,140                  7,439
  Taxes other than income taxes                                                 5,214                  5,184
                                                                           ----------           ------------
    Total costs and expenses                                                   81,053                 70,160
                                                                           ----------           ------------
    Operating income                                                            1,298                 25,798
                                                                           ----------           ------------

Other income (expense):
  Interest income                                                               1,694                  1,134
  Interest expense, net                                                       (25,358)               (22,286)
                                                                           ----------           ------------
    Total other income (expense)                                              (23,664)               (21,152)
                                                                           ----------           ------------
    Income (loss) before income taxes                                         (22,366)                 4,646
Income taxes (benefit)                                                         (7,828)                 1,626
                                                                           ----------           ------------
    Net income (loss)                                                      $  (14,538)          $      3,020
                                                                           ==========           ============

Net income (loss) per share                                                $    (0.20)          $       0.04
                                                                           ==========           ============

Weighted average number of shares outstanding                              74,000,000             74,000,000
                                                                           ==========           ============





     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                      APRIL 30,
                                                                            -------------------------------
                                                                               1997                1996
                                                                            ------------       ------------
Operating activities:
  Net income (loss)                                                         $   (14,538)       $     3,020
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation, depletion and amortization                                    33,557             30,099
     Amortization of debt issue costs                                               706              1,018
     Accretion of interest on subordinated notes                                  3,294              --
     Gains on the sale of assets                                                 --                 (7,762)
     Deferred income taxes                                                        4,175              1,626
     Proceeds from volumetric production payment                                 --                 15,537
     Amortization of deferred revenue                                            (8,378)            (6,875)
     Changes in assets and liabilities:
       Accounts receivable                                                       48,333              4,455
       Receivable from affiliates                                                  (649)               405
       Inventories                                                               (2,683)              (361)
       Other current assets                                                      11,235             (1,316)
       Accounts payable                                                          19,689              6,453
       Accrued liabilities                                                       17,123             35,066
       Transactions with affiliates, net                                        (19,108)           (12,502)
       Other assets                                                                 105             (1,088)
       Other liabilities                                                           (824)              (726)
                                                                            -----------        -----------
          Net cash provided by operating activities                              92,037             67,049
                                                                            -----------        -----------

Investing activities:
  Capital expenditures                                                         (104,001)           (72,616)
  Proceeds from the sale of assets                                               --                  7,779
                                                                            ------------       -----------
          Net cash used by investing activities                                 (104,001)          (64,837)
                                                                            -----------        -----------

Financing activities:
  Issuance of production payments                                                20,977             --
  Principal payments on production payments                                      (9,471)            (8,097)
  Issuance of long-term debt                                                      8,300             10,000
  Principal payments on long-term debt                                           (1,432)              (723)
  Debt issue costs                                                                 (422)            (1,038)
  Revolving credit agreement, net                                               (17,882)               319
                                                                            -----------        -----------
          Net cash provided by financing activities                                  70                461
                                                                            -----------        -----------
          Increase (decrease) in cash and cash equivalents                      (11,894)             2,673
Beginning cash and cash equivalents                                              23,561             11,248
                                                                            -----------        -----------
Ending cash and cash equivalents                                            $    11,667        $    13,921
                                                                            ===========        ===========

Noncash operating and investing activities:
  Accounts payable for property and equipment                               $    39,730        $    41,728
                                                                            ===========        ===========


     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


 1.  GENERAL

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransTexas Gas Corporation ("TransTexas") as of April 30, 1997 and the results of its operations and cash flows for the interim periods ended April 30, 1997 and 1996. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in TransTexas' annual report on Form 10-K for the period ended January 31, 1997. Unless otherwise noted, the term "TransTexas" refers to TransTexas Gas Corporation and its subsidiaries as of April 30, 1997, TransTexas Transmission Corporation ("TTC"), TransTexas Exploration Corporation ("TTEX"), TransTexas Drilling Services, Inc. ("TTXD") and Signal Capital Holdings Corporation ("SCHC"). TransTexas is a subsidiary of TransAmerican Energy Corporation ("TEC") and indirectly a subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican"). TransAmerican Refining Corporation ("TARC") is a subsidiary of TEC.

     LIQUIDITY

     TransTexas makes substantial capital expenditures for the exploration, development and production of natural gas reserves. TransTexas historically has financed its capital expenditures, debt service and working capital requirements with public and private offerings of debt and equity securities, the sale of production payments, asset sales, its accounts receivable revolving credit facility and other financings in addition to cash from operations. Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas. TransTexas from time to time enters into commodity price swap agreements to reduce its exposure to price risk in the spot market for natural gas. TransTexas' leverage and debt covenants may limit its ability to obtain additional financing.

     RECENTLY ISSUED PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). These statements will be adopted by TransTexas effective January 31, 1998. SFAS 128 simplifies the computation of earnings per share by replacing primary and fully diluted presentations with the new basic and diluted disclosures. SFAS 129 establishes standards for disclosing information about an entity's capital structure. TransTexas does not believe the effects of adoption of these statements will have a material impact on its financial statements.

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"), which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. SOP 96-1 was adopted by TransTexas effective February 1, 1997. The adoption of SOP 96-1 did not have a material impact on TransTexas' financial position, results of operations or cash flows.

2.   RECENT EVENTS

     LOBO SALE. On May 29, 1997, TransTexas entered into and consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TTC, its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for a sales price of approximately $1.1 billion, subject to adjustments as provided for in the Lobo Sale Agreement. Purchase price adjustments were made for, among other things: the value of certain NGLs and stored hydrocarbons; the value of gas in TTC's pipeline; prepaid expenses relating to post-effective date operations; post-closing expenses related to pre-closing operations; the value of oil and gas produced and sold between the effective date of the Lobo Sale Agreement and closing (approximately $44 million); property defects; and

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


estimated costs associated with liabilities incurred before closing. Purchase price adjustments made at the closing of the Lobo Sale are subject to a review, reconciliation and resolution process, which is expected to be completed within 105 days following the closing. With proceeds from the Lobo Sale, TransTexas repaid certain indebtedness and other obligations, including production payments, in an aggregate amount of approximately $84 million. The remaining net proceeds have been or will be used for the repurchase or redemption of the Senior Secured Notes, and for general corporate purposes.

     TEC NOTES OFFERING. On June 13, 1997, TEC completed a private offering (the "TEC Offering") of $475 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "TEC Senior Secured Notes") and $1.13 billion aggregate principal amount of 13% Senior Secured Discount Notes due 2002 (the "TEC Senior Secured Discount Notes" and, together with the TEC Senior Secured Notes, the "TEC Notes") for net proceeds of approximately $1.3 billion. The TEC Notes are senior obligations of TEC, secured by a lien on substantially all its existing and future assets, including the intercompany loans described below.
In conjunction with the TEC Offering, TransTexas has completed or intends to complete the following transactions: (a) borrowing $450 million pursuant to an intercompany loan from TEC; (b) a tender offer and consent solicitation (the "Tender Offer") for TransTexas' $800 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "Senior Secured Notes"), (c) an offer (the "Subordinated Notes Exchange Offer") to exchange approximately $115.8 million aggregate principal amount of new notes that pay interest in cash at the rate of 13 3/4% per annum for TransTexas' $189 million aggregate principal amount of 13 1/4% Senior Subordinated Notes due 2003 (the "Subordinated Notes"); and (d) a dividend on, or share repurchase program for, shares of TransTexas' common stock (the "Dividend/Share Repurchase Program") in an aggregate amount of approximately $400 million. The Dividend/Share Repurchase Program has not yet been commenced.

     INTERCOMPANY LOANS TO TRANSTEXAS AND TARC. With the proceeds of the TEC Offering, TEC made intercompany loans to TransTexas (the "TransTexas Intercompany Loan") and TARC (the "TARC Intercompany Loan"). The TransTexas Intercompany Loan is in the principal amount of $450 million and (i) bears interest at a rate of 10 7/8% per annum, payable semi-annually in cash in arrears and (ii) is secured initially by a security interest in substantially all of the assets of TransTexas including the TransTexas Disbursement Account (described below), but excluding inventory, receivables and equipment. The TARC Intercompany Loan is in the original amount of $676 million, and (i) accretes principal at 16% per annum, compounded semi-annually, until June 15, 1999, to a final accreted value of $920 million, and thereafter pays interest semi-annually in cash in arrears on the accreted value thereof, at a rate of 16% per annum, and (ii) is secured initially by a security interest in substantially all of TARC's assets other than inventory, receivables and equipment. The Intercompany Loans will mature on June 1, 2002. The Intercompany Loan Agreements contain certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. Upon the occurrence of a Change of Control (as defined), TEC will be required to make an offer to purchase all of the outstanding TEC Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, or, in the case of any such offer to purchase the TEC Senior Secured Discount Notes prior to June 15, 1999, at a price equal to 101% of the accreted value thereof, in each case, to and including the date of purchase. Pursuant to the terms of the Intercompany Loans, TEC may require TransTexas and TARC to pay a pro rata share of the purchase price paid by TEC. See "Potential Effects of a Change of Control" in Note 3 to Condensed Consolidated Financial Statements.

     SENIOR SECURED NOTES TENDER OFFER. On June 13, 1997, TransTexas completed a tender offer for its Senior Secured Notes for 111 1/2% of their principal amount (plus accrued and unpaid interest). Approximately $785.4 million principal amount of Senior Secured Notes were tendered and accepted by TransTexas. TransTexas has called the Senior Secured Notes remaining outstanding for redemption on June 30, 1997 pursuant to the terms of the Senior Secured Notes Indenture.

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


     SUBORDINATED NOTES EXCHANGE OFFER. On June 19, 1997, TransTexas completed an exchange offer, pursuant to which it exchanged approximately $115.8 million aggregate principal amount of its 13 3/4% Senior Subordinated Notes due 2001 (the "Subordinated Exchange Notes") for all of the Subordinated Notes. The indenture governing the Subordinated Exchange Notes includes certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates.

     As a result of the Lobo Sale, the Tender Offer and the Exchange Offer, TransTexas expects to record a $600 million pretax gain and a $120 million pretax extraordinary change during the quarter ending July 31, 1997.

     DIVIDEND/SHARE REPURCHASE PROGRAM. TransTexas intends to implement a dividend and/or stock repurchase program pursuant to which it plans to pay a dividend on its common stock and/or repurchase common stock from its public stockholders and from its affiliates, including TEC and TARC, in an aggregate amount of approximately $400 million in dividends and the value of stock purchased. To the extent that TransTexas purchases shares of its common stock, it is anticipated that TransTexas will acquire four times the number of shares from its affiliated stockholders than it acquires from its public stockholders. Shares may be purchased through open market purchases, negotiated transactions or tender offers, or a combination of the above. It is anticipated that the price paid to affiliated stockholders will equal the weighted average price paid to purchase shares from the public stockholders.

     TRANSTEXAS DISBURSEMENT ACCOUNT. Pursuant to a disbursement agreement (the "Disbursement Agreement") among TransTexas, TEC, the TEC Indenture Trustee, and Firstar Bank of Minnesota, N.A. as disbursement agent, approximately $400 million of the proceeds of the TransTexas Intercompany Loan was placed in an account (the "Disbursement Account") to be held and invested by the disbursement agent until disbursed. Funds in the Disbursement Account will be disbursed to TransTexas as needed to fund the dividend/share repurchase program. In addition, TransTexas may at any time request disbursement of interest earned on the funds in the Disbursement Account.

 3.  COMMITMENTS AND CONTINGENCIES

  LEGAL PROCEEDINGS

        As part of the transfer of the natural gas exploration, production and transmission businesses of TransAmerican to TransTexas (the "Transfer"), TransTexas has succeeded to the potential liability, if any, of TransAmerican and certain subsidiaries in connection with certain of the lawsuits described below and claims related to the transferred properties.

         ALAMEDA. On May 22, 1993, Alameda Corporation ("Alameda") sued TransAmerican and John R. Stanley in the 234th Judicial District Court, Harris County, Texas, claiming that TransAmerican failed to account to Alameda for a share of the proceeds TransAmerican received in a 1990 settlement of litigation with El Paso Natural Gas Company ("El Paso"), and that TransAmerican has been unjustly enriched by its failure to share such proceeds with Alameda. The court granted Mr. Stanley's motion for summary judgment. On September 20, 1995, the jury rendered a verdict in favor of TransAmerican. Alameda appealed to the Fourteenth Court of Appeals, which affirmed the trial court judgment in favor of TransAmerican. Alameda filed a motion for rehearing on April 10, 1997 and TransAmerican responded. The court has not acted on Alameda's motion.

         ASPEN. TransAmerican brought suit on September 29, 1993 against Aspen Services, Inc. ("Aspen"), seeking an audit and accounting of drilling costs that Aspen had charged while providing drilling services to TransAmerican. This suit is pending in the 215th Judicial District Court, Harris County, Texas. The parties' drilling agreement provided, among other things, that Aspen would receive payment for its drilling-related costs from the production and sale of gas from the wells that were drilled, and that the revenues that TransAmerican would otherwise receive from the wells would be reduced by the amounts received by Aspen. On July 19, 1995, Aspen filed a counterclaim and third party

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


claim against TransAmerican, TransTexas, and affiliated entities, asserting, among other things, that these entities failed to make certain payments and properly market the gas from these wells. Aspen is seeking damages in an unspecified amount, as well as certain equitable claims. In April 1997, the trial court ruled against Aspen on all of its claims and counterclaims.

         BRIONES. In an arbitration proceeding, Jesus Briones, a lessor, claimed that one of TransTexas' wells on adjacent lands had been draining natural gas from a portion of his acreage leased to TransTexas on which no well had been drilled. On October 31, 1995, the arbitrator decided that drainage had occurred. On June 3, 1996, the arbitrator issued a letter indicating that drainage damages would be awarded to Briones in the amount of approximately $1.4 million. The arbitrator entered his award of damages on June 27, 1996. On July 3, 1996, TransTexas filed a petition in the 49th Judicial District Court, Zapata County, Texas, to vacate the arbitrator's award. Briones also filed its petition to confirm the arbitrator's award. In April 1997, the court granted Briones' motion for summary judgment. TransTexas intends to file a motion for a new trial after the court enters a final judgment.

         FARIAS. On February 15, 1996, Celita Suzana Farias filed a wrongful death action in the 93rd District Court, Hidalgo County, Texas, against TransTexas and one of its contractors for fatal injuries suffered by the plaintiff's husband at the Yzaguirre Heirs #3 Well on February 13, 1996. The plaintiff alleges the defendants operated a crane in such a manner that they were negligent and grossly negligent. The plaintiff seeks unspecified damages. On March 7, 1996, the mother of the deceased Company employee filed a petition in intervention also alleging negligence, gross negligence and malice and seeking unspecified damages. This litigation is in the discovery stage.

         FINKELSTEIN. On April 15, 1990, H.S. Finkelstein filed suit against TransAmerican in the 49th Judicial District Court, Zapata County, Texas, alleging that TransAmerican failed to pay royalties and improperly marketed oil and gas produced from certain leases. On September 27, 1994, the plaintiff added TransTexas as an additional defendant. On January 6, 1995, a judgment against TransAmerican and TransTexas was entered for approximately $18 million in damages, interest and attorneys' fees. TransTexas and TransAmerican appealed the judgment to the Fourth Court of Appeals, San Antonio, Texas, which affirmed the judgment on April 3, 1996. TransTexas and TransAmerican filed a motion for rehearing. On August 14, 1996, the Fourth Court of Appeals reversed the trial court judgment and rendered judgment in favor of TransAmerican and TransTexas. On August 29, 1996, Finkelstein filed a motion for stay and a motion for rehearing with the court. On October 9, 1996, the court denied Finkelstein's rehearing request. In November 1996, Finkelstein filed an application for writ of error with the Supreme Court of Texas.

         On April 22, 1991, Finkelstein filed a separate suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiff and seeking damages and attorneys' fees in excess of $33.7 million. On November 18, 1993, the plaintiff added TransTexas as an additional defendant. The parties arbitrated this matter in January 1997. A decision from the arbitration panel has not been rendered.

         GENERAL. TransTexas is also a named defendant in other ordinary course, routine litigation incidental to its business. Although the outcome of these other lawsuits cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position. At April 30, 1997, the possible range of estimated losses related to all of the aforementioned claims, in addition to the estimates accrued by TransTexas is $0 to $36 million. The resolution in any reporting period of one or more of these matters in a manner adverse to TransTexas could have a material impact on TransTexas' results of operations and cash flows for that period. Litigation expense, including legal fees, totaled approximately $5 million and $1 million for the quarters ended April 30, 1997 and 1996, respectively.

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


  ENVIRONMENTAL MATTERS

          TransTexas' operations and properties are subject to extensive federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials into the environment. Permits are required for various of TransTexas' operations, and these permits are subject to revocation, modification, and renewal by issuing authorities. TransTexas also is subject to federal, state, and local laws and regulations that impose liability for the cleanup or remediation of property that has been contaminated by the discharge or release of hazardous materials or wastes into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunctions, or both. It is not anticipated that TransTexas will be required in the near future to expend amounts that are material to the financial condition or operations of TransTexas by reason of environmental laws and regulations, but because such laws and regulations are frequently changed and, as a result, may impose increasingly strict requirements, TransTexas is unable to predict the ultimate cost of complying with such laws and regulations.

  PRODUCTION PAYMENTS

         In April 1997, TransTexas sold to an unaffiliated third party a term overriding royalty in the form of a dollar-denominated production payment in certain of TransTexas' producing properties for net proceeds of $20 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum.

  LETTER OF CREDIT

         In January 1996, TransTexas entered into a reimbursement agreement with an unaffiliated third party pursuant to which the third party caused a $20 million letter of credit to be issued to collateralize a supersedeas bond on behalf of TransTexas. If there is a draw under the letter of credit, TransTexas is required to reimburse the third party within 60 days. TransTexas has agreed to issue up to 8.6 million shares of its common stock to the third party if this contingent obligation to such third party becomes fixed and remains unpaid for 60 days. TransTexas does not believe that this contingency will occur. If the obligation becomes fixed, and alternative sources of capital are not available, TransTexas could elect to sell shares of TransTexas' common stock prior to the maturity of the obligation and use the proceeds of such sale to repay the third party. Based on TransTexas' current capitalization, the issuance of shares of TransTexas' common stock to satisfy this obligation would result in deconsolidation of TransTexas for federal income tax purposes.

  POTENTIAL TAX LIABILITY

         Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service (the "IRS") regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that such challenge would not be upheld. Under an agreement between TransTexas, TransAmerican and certain of TransAmerican's subsidiaries (the "Tax Allocation Agreement"), TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. As a

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


member of the TNGC Consolidated Group (defined below), each of TransTexas, TEC and TARC will be severally liable for any tax liability resulting from the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and 1995. Because the audit is in its initial stages, it is not possible to predict the scope of the IRS' review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

         Based upon independent legal advice, TransTexas has determined that it will not report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that TransTexas' position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $230 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 9%) on the tax and penalties (if any). The Tax Allocation Agreement has been amended so that TransAmerican will become obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group, thus, may be required to pay the tax. TransTexas expects to reserve approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal tax liability that TransAmerican might not be able to pay. If TransTexas were required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

         TEC and TARC, both subsidiaries of TransAmerican, currently own approximately 59% and 14%, respectively, of the outstanding common stock of TransTexas. These shares are pledged as collateral for TEC's outstanding debt securities. Upon completion of the Dividend/Share Repurchase Program and other Transactions, it is anticipated that TEC will own approximately 70% of the outstanding common stock of TransTexas, TransAmerican will own approximately 11% of TransTexas' common stock and TARC will no longer own any of TransTexas' common stock.

         Under certain circumstances, TransAmerican or TEC may sell or otherwise dispose of shares of common stock of the Company. If, as a result of any sale or other disposition of the Company's common stock, the aggregate ownership of TransTexas by members of the TNGC Consolidated Group (excluding TransTexas) is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes ("Deconsolidation") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement. Further, if TEC or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TNGC Consolidated Group, which represents more than 20% of the voting power or equity value of TARC, then a Deconsolidation of TARC would occur. A Deconsolidation of TARC would result in a Deconsolidation of TransTexas if the TNGC Consolidated Group, excluding TARC, does not then own at least 80% of the voting power and equity value of TransTexas. Upon a Deconsolidation of TransTexas, members of the TNGC Consolidated Group that own TransTexas' common stock could incur a substantial amount of federal income tax liability. If such Deconsolidation occurred during the fiscal year ending January 31, 1998, the aggregate amount of this tax liability is estimated to be between $175 million and $200 million, assuming no reduction for tax attributes of the TNGC Consolidated Group. However, such tax liability generally would be substantially reduced or eliminated in the event that the IRS successfully challenged TransTexas' position on the Lobo Sale. Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that each TNGC Consolidated Group member will have the ability to satisfy any tax obligation attributable to the Transactions at the time due and, therefore, other members of the group, including TEC, TransTexas or TARC, may be required to pay the tax.

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


          Generally, under the Tax Allocation Agreement, if net operating losses of TransTexas are used by other members of the TNGC Consolidated Group, then TransTexas is entitled to the benefit (through reduced current taxes payable) of such losses in later years to the extent TransTexas has taxable income, remains a member of the TNGC Consolidated Group and the other group members have the ability to pay such taxes. If TransAmerican, TEC, or TARC transfers shares of common stock of TransTexas (or transfers options or other rights to acquire such shares) and, as a result of such transfer, Deconsolidation of TransTexas occurs, TransTexas would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of TransTexas used by other members of the TNGC Consolidated Group prior to the Deconsolidation of TransTexas.

          TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions. TransTexas paid approximately $5.4 million of such tax as of the closing of the Lobo Sale and will pay a substantial amount of the remaining tax within the ensuing 12-month period.


  POTENTIAL EFFECTS OF A CHANGE OF CONTROL

          The Subordinated Notes Indenture provides that, upon the occurrence of a Change of Control, each holder of the Subordinated Exchange Notes will have the right to require TransTexas to repurchase such holder's notes at 101% of the principal amount thereof plus accrued and unpaid interest. Pursuant to the terms of the TransTexas Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TransTexas to repay the principal of the TransTexas Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Notes Indenture. Such pro rata share would be calculated using the ratio of the outstanding principal amount of the TransTexas Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan. A Change of Control would be deemed to occur under the Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances pursuant to which any person or group other than John R. Stanley and his wholly owned subsidiaries or the TEC Indenture Trustee is or become the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, and during the 90 days thereafter, the rating of the notes is downgraded or withdrawn. A Change of Control would be deemed to occur under the TransTexas Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TransTexas, or TARC including any circumstance pursuant to which (i) any person or group, other than John R. Stanley and his wholly-owned subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (iii) TEC or any of its subsidiaries own some of TransTexas' or TARC's capital stock, respectively, but less than 50% of the total voting stock or economic value of TransTexas or TARC, respectively, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TEC Notes Indenture may result in a "change of control" of TransTexas under the terms of TransTexas' credit facility (the "BNY Facility") and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At April 30, 1997, TransTexas had approximately $24.3 million of indebtedness (excluding the Senior Secured Notes and the Subordinated Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

          A change of control or other event that results in deconsolidation of TransTexas and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes. These matters,

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to TransTexas in one reporting period, could have a material adverse effect on TransTexas' cash flow or operations for that period. Although the outcome of these contingencies or the probability of the occurrence of these contingencies cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position.

     LOBO SALE

     Pursuant to the Lobo Sale, TransTexas is required to indemnify the buyer for certain liabilities related to the assets owned by TTC. Although TransTexas does not anticipate that it will incur any material indemnity liability, no assurance can be given that TransTexas will have sufficient funds to satisfy any such indemnity obligation or that any payment thereof will not have a material adverse effect on its ability to fund its debt service, capital expenditure and working capital requirements.


 4. OTHER CURRENT ASSETS

     The major components of other current assets are as follows (in thousands of dollars):

                                                                           April 30,        January 31,
                                                                               1997             1997
                                                                          -----------       -----------
     Prepayments:
       Trade                                                              $   6,820         $     9,580
       Insurance                                                              1,774               2,310
     Deferred loss on commodity price swap agreements                          --                 8,276
     Other                                                                    5,155               4,818
                                                                          ---------         -----------
                                                                          $  13,749         $    24,984
                                                                          =========         ===========


 5. ACCRUED LIABILITIES

         The major components of accrued liabilities are as follows (in thousands of dollars):

                                                                           April 30,         January 31,
                                                                              1997               1997
                                                                          -----------      ------------

     Royalties                                                            $  22,584          $   27,607
     Taxes other than income taxes                                            7,774              10,136
     Accrued interest                                                        36,870              13,370
     Payroll                                                                  6,596               5,413
     Litigation settlements and other                                         9,704               1,263
     Settlement values of commodity price swap agreements                     5,000              13,276
     Insurance                                                                6,908               6,618
     Other                                                                    7,173               5,728
                                                                          ---------          ----------
                                                                          $ 102,609          $   83,411
                                                                          =========          ==========

     Included in litigation settlements and other are certain non-recurring costs associated with the Lobo Sale.

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


6. OTHER LIABILITIES

     The major components of other liabilities are as follows (in thousands of dollars):

                                                                           April 30,         January 31,
                                                                              1997              1997
                                                                          -----------      ------------

     Litigation settlements and accruals                                  $    7,317         $    9,641
     Short-term obligations expected to be refinanced:
       Litigation settlements                                                   --                2,500
       Accrued capital expenditures                                             --               19,738
     Other                                                                     1,112              1,112
                                                                          ----------         ----------
                                                                          $    8,429         $   32,991
                                                                          ==========         ==========

     During the months of April and May 1997, TransTexas obtained additional financing in the aggregate amount of approximately $45.8 million, of which approximately $26.5 million remains outstanding as of June 13, 1997. Proceeds from these transactions, net of current maturities, were used to pay the obligations listed above under the caption "Short-term obligations expected to be refinanced" and for general corporate purposes.


7.  HEDGING AGREEMENTS

     From time to time, TransTexas enters into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. The Hedge Agreements are accounted for as hedges and accordingly, any gains or losses are deferred and recognized in the respective month as physical volumes are sold. For the three months ended April 30, 1997, TransTexas incurred net settlement losses pursuant to the Hedge Agreements of approximately $4.6 million. As of April 30, 1997, TransTexas had one Hedge Agreement with a Settlement Date of June 1997 and a settlement cost of approximately $5 million.


 8.  LITIGATION SETTLEMENTS

     BENTSEN. On August 13, 1990, Calvin R. Bentsen, et al. filed suit against TransAmerican and Mr. Stanley in the 139th Judicial District Court, Hidalgo County, Texas, seeking a portion of the El Paso settlement proceeds, and an accounting of monies allegedly owed to them, claiming that TransAmerican produced gas that belonged to them without their knowledge and that TransAmerican entered into an oral agreement with them which entitled them to receive a portion of the El Paso settlement proceeds. This case was settled in April 1997.

     COASTAL. On October 28, 1991, The Coastal Corporation ("Coastal") filed an action against TransAmerican that was consolidated in the 49th Judicial District Court, Webb County, Texas, alleging breach of contract and tortious interference related to two gas sales contracts and a transportation agreement, seeking unspecified actual and punitive damages and injunctive relief. On April 22, 1994, the court entered a judgment adverse to TransAmerican and TransTexas requiring them to pay $1.3 million plus $0.7 million in attorneys' fees to Coastal. On May 29, 1996, the Court of Appeals affirmed the judgment. In December 1996, the Supreme Court of Texas declined to hear the appeal. The judgment was paid on May 27, 1997. Coastal executed a Release of Judgment and Judgment Lien which will be recorded in Webb and Zapata Counties.

      FROST. On November 10, 1994, Frost National Bank filed suit against TransTexas in the 111th Judicial District Court, Webb County, Texas, seeking a declaratory judgment determination that TransTexas failed to properly and

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


accurately calculate royalties under a lease. The plaintiff had demanded $10 million plus interest. This case was settled in May 1997.


 9.   CREDIT AGREEMENTS

          TransTexas and BNY Financial Corporation ("BNY") entered into an Amended and Restated Accounts Receivable Management and Security Agreement ("BNY Facility") for a $40 million line of credit. The line of credit is collateralized by accounts receivable and inventory of TransTexas and is guaranteed by John R. Stanley. The amount outstanding under the line of credit as of April 30, 1997 was $8.4 million. In connection with the Lobo Sale, TransTexas and BNY entered into a waiver agreement pursuant to which BNY consented to the Lobo Sale and agreed to continue to make discretionary advances during the 60-day period following the closing of the Lobo Sale. At the end of such 60-day period, the BNY Facility will terminate if not previously amended. TransTexas expects to enter into an amendment that will allow it to borrow up to $40 million based on the amount of its accounts receivable. Based on anticipated accounts receivable levels, TransTexas estimates average amounts available under the facility will approximate $25 million during the next twelve months.

10.  TRANSACTIONS WITH AFFILIATES

     In December 1994, TransTexas entered into an interruptible gas sales agreement with TransAmerican, revenues from which totaled approximately $10.4 million for the three months ended April 30, 1996. TransAmerican did not purchase any gas from TransTexas for the three months ended April 30, 1997. The receivable from TransAmerican for natural gas sales totaled approximately $13.6 million at April 30, 1997. Pursuant to this agreement, interest accrues on all unpaid balances at a rate of prime plus 2% per annum. All amounts owed under the agreement were paid on June 13, 1997.

      TransTexas sells natural gas to TARC under an interruptible long-term sales contract. Revenues from TARC under this contract totaled approximately $0.2 million and $0.3 million for the three months ended April 30, 1997 and 1996, respectively. The receivable from TARC for natural gas sales totaled approximately $3.9 million at April 30, 1997.

     Since July 1996, TTEX has made advances to TransAmerican pursuant to the terms of a $25 million promissory note due July 31, 1998 that bears interest, payable quarterly, at 15% per annum. The principal amount outstanding under this promissory note totaled approximately $25 million at April 30, 1997. The note was repaid on June 13, 1997.

      In order to facilitate the settlement of certain litigation in May 1996, TransTexas advanced to TransAmerican $16.4 million of the settlement amount in exchange for a note receivable. The amount outstanding under this note totaled approximately $7 million at April 30, 1997. The note was repaid on June 13, 1997.

      TransTexas has made various advances to TransAmerican in an aggregate amount of approximately $7 million for lease purchases and other corporate expenses. The entire amount was outstanding at April 30, 1997. This amount was repaid on June 13, 1997.

      On June 13, 1997, the Transfer Agreement was amended to eliminate TransAmerican's indemnity obligations to TransTexas.

      TransTexas has provided accounting and legal services to TARC and TEC and drilling and workover, administrative and procurement, accounting, legal, lease operating, and gas marketing services to TransAmerican pursuant to a services agreement. TransTexas has provided general commercial legal services and certain accounting services (including payroll, tax, and treasury services) to TARC and TEC for a fee of $26,000 per month. At TransAmerican's request, TransTexas, at its election, has provided drilling and workover services. The receivable from TransAmerican under the services agreement was approximately $5.1 at April 30, 1997. The receivable was paid and the services agreement was terminated in June 1997.

     On June 13, 1997, a new services agreement was entered into among TransAmerican, TEC, TARC and TransTexas. Under the new services agreement, TransTexas will provide accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican will provide advisory services to TransTexas, TARC and TEC. TARC will pay to TransTexas approximately $300,000 per month for services rendered to, and for allocated expenses paid by TransTexas on behalf of TARC and TEC. TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican.

ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS.

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of TransTexas included elsewhere in this report.

RESULTS OF OPERATIONS

  GENERAL

          TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate, and NGLs. The profitability of TransTexas also depends on the volume of natural gas it gathers and transports, its ability to minimize finding and lifting costs and maintaining its reserve base while maximizing production.

          TransTexas' operating data for the three months ended April 30, 1997 and 1996, is as follows:

                                                                Three Months Ended
                                                                    April 30,
                                                              -----------------------
                                                                  1997         1996
                                                              ----------    ---------

Sales volumes:
  Gas (Bcf) (1)                                                     35.4        36.2
  NGLs (MMgal)                                                      47.4        48.2
  Condensate (MBbls)                                                 275         164
Average prices:
  Gas (dry) (per Mcf) (2)                                        $  1.67     $  2.03
  NGLs (per gallon)                                                  .30         .31
  Condensate (per Bbl)                                             20.08       20.03
  Number of gross wells drilled                                       29          52
  Percentage of wells completed                                       72%         75%

______________________
(1)  Sales volumes for the three months ended April 30, 1997 and 1996 include
     7.2 Bcf and 5.9 Bcf, respectively, delivered pursuant to volumetric production payments.
(2) Average price for the three months ended April 30, 1997 and 1996 includes amounts delivered under volumetric production payments. The average gas price for TransTexas' undedicated production for these periods was $1.80 per Mcf and $2.18 per Mcf, respectively. Gas prices do not include the effect of hedging agreements.

  A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                                                   Three Months Ended
                                                                                       April 30,
                                                                                 ----------------------
                                                                                    1997         1996
                                                                                 ---------     --------

Operating costs and expenses:
   Lease                                                                         $     8.0   $      6.7
   Pipeline                                                                            8.2          8.2
   Natural gas liquids                                                                10.9         12.5
                                                                                 ---------   ----------
                                                                                      27.1         27.4
Taxes other than income taxes (1)                                                      5.2          5.2
                                                                                 ---------   ----------
   Total                                                                         $    32.3   $     32.6
                                                                                 =========   ==========


(1) Taxes other than income taxes include severance, property, and other taxes.

      TransTexas' average depletion rates have been as follows:

                                                              Three Months Ended
                                                                   April 30,
                                                             ----------------------
                                                                1997         1996
                                                             ---------   ----------

   Depletion rates (per Mcfe)                                $    1.05   $      .90
                                                             =========   ==========

          TransTexas' Consolidated EBITDA, as defined in the Senior Secured Notes Indenture, which consists of TransTexas' earnings before consolidated fixed charges (excluding capitalized interest) income taxes, depreciation, depletion, and amortization are set forth below (in millions of dollars):

                                                               Three Months Ended
                                                                    April 30,
                                                             ----------------------
                                                                1997         1996
                                                             ---------   ----------
   Consolidated EBITDA                                       $    36.9   $     57.2
                                                             =========   ==========


   THREE MONTHS ENDED APRIL 30, 1997, COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1996

          Gas, condensate and NGLs revenues for the three months ended April 30, 1997 decreased $6.9 million from the comparable prior year quarter, due primarily to decreases in gas and NGL sales prices. The average monthly prices received per Mcf of gas, excluding amounts dedicated to volumetric production payments, ranged from $2.29 to $1.49 in the three months ended April 30, 1997, compared to a range of $2.45 to $2.04 in the same period in the prior year.
As of April 30, 1997, TransTexas had a total of 872 producing wells compared to 1,020 at April 30, 1996. NGL sales volumes decreased as a result of decreases in the volumes of natural gas processed. Transportation revenues increased $1.1 million over the prior year quarter due to increases in volumes transported through TransTexas' pipeline system.

         Lease operating expenses for the quarter ended April 30, 1997 increased $1.3 million over the comparable prior year period primarily due to increased salt water disposal charges. Pipeline operating expenses were unchanged from the same period in the prior year. NGLs cost decreased $1.6 million from the comparable quarter in the prior year due to decreases in the cost and volumes of natural gas processed. Depreciation, depletion and amortization expense for the three months ended April 30, 1997 increased $3.5 million due to a $0.15 increase in the depletion rate, offset in part by a decrease in TransTexas' undedicated natural gas production. General and administrative expenses increased $7.7 million in the three months ended April 30, 1997, due primarily to certain nonrecurring accruals associated with the Lobo Sale and increases in wages and benefits.

         Interest income for the three months ended April 30, 1997 increased approximately $0.6 million over the comparable prior year period due to increased cash balances in the current quarter resulting from the issuance of the Subordinated Notes in December 1996. Interest expense increased $3.1 million over the same period of the prior year primarily as a result of the accretion of interest on the Subordinated Notes, offset in part by an increase in the amount of interest capitalized in connection with the acquisition of undeveloped leasehold acreage.

  LIQUIDITY AND CAPITAL RESOURCES

          TransTexas makes substantial capital expenditures for the exploration, development and production of natural gas. TransTexas historically has financed its capital expenditures, debt service and working capital requirements from cash from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, its accounts receivable revolving credit facilities and other financing. Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas. TransTexas from time to time enters into commodity price swap agreements to reduce its exposure to price risk in the spot market for natural gas. See Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report. Proceeds from natural gas sales are received at approximately the same time that production related burdens, such as royalties, production taxes and drilling program obligations are payable. TransTexas' leverage and debt covenants may limit its ability to obtain additional financings.

          For the three months ended April 30, 1997, total capital expenditures were $95 million, including $21 million for lease acquisitions, $56 million for drilling and development and $18 million for TransTexas' gas gathering and pipeline system and other equipment and seismic acquisitions. TransTexas anticipates total capital expenditures of approximately $220 million in fiscal 1998, of which approximately $180 million will be used for drilling and development, and $20 million for TransTexas' gas gathering and pipeline system and other equipment and seismic acquisitions, and $20 million for lease acquisitions. If capital expenditures are higher than anticipated, cash flow from operations is lower than anticipated, additional asset sales or financings are not completed or certain contingent obligations of TransTexas become fixed, TransTexas may not have sufficient funds for capital expenditures necessary to replace its reserves or to maintain production at current levels and, as a result, production may decrease over time.

         On May 29, 1997, TransTexas entered into and consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TTC, its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for a sales price of approximately $1.1 billion, subject to adjustments as provided for in the Lobo Sale Agreement. Purchase price adjustments were made for, among other things: the value of certain NGLs and stored hydrocarbons; the value of gas in TTC's pipeline; prepaid expenses relating to post-effective date operations; post- closing expenses related to pre-closing operations; the value of oil and gas produced and sold between the effective date of the Lobo Sale Agreement and closing (approximately $44 million); property defects; and estimated costs of associated with liabilities discovered before closing. Purchase price adjustments made at the closing of the Lobo Sale are subject to a review, reconciliation and resolution process, which is expected to be completed within 105 days following the closing. With proceeds from the Lobo Sale, TransTexas repaid certain indebtedness and production payments in an aggregate amount of approximately $84 million. The remaining net proceeds have been or will be used for the redemption or repurchase of the Senior Secured Notes and for general corporate purposes.

          On June 13, 1997, TEC completed a private offering (the "TEC Offering") of $475 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "TEC Senior Secured Notes") and $1.13 billion aggregate principal amount of 13% Senior Secured Discount Notes due 2002 (the "TEC Senior Secured Discount Notes" and, together with the TEC Senior Secured Notes, the "TEC Notes") for net proceeds of approximately $1.3 billion.

         With the proceeds of the TEC Offering, TEC made intercompany loans to TransTexas in the principal amount of $450 million (the "TransTexas Intercompany Loan") and to TARC in the amount of $676 million (the "TARC Intercompany Loan"). The promissory note evidencing the TransTexas Intercompany Loan (i) bears interest at a rate of 10 7/8% per annum, payable semi-annually in cash in arrears and (ii) is secured initially by a security interest in substantially all of the assets of TransTexas other than inventory, receivables and equipment. The promissory note evidencing the TARC Intercompany Loan (i) accretes principal at the rate of 16% per annum, compounded semi-annually, until June 15, 1999 to a final accreted value of $920 million, and thereafter pays interest semi-annually in cash in arrears on the accreted value thereof, at a rate of 16% per annum and
(ii) is secured initially by a security interest in substantially all of TARC's assets other than inventory, receivables and equipment. The Intercompany Loans will mature on June 1, 2002. The Intercompany Loan Agreements contain certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. Upon the occurrence of a Change of Control (as defined), TEC will be required to make an offer to purchase all of the outstanding TEC Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, or, in the case of any such offer to purchase the TEC Senior Secured Discount Notes prior to June 15, 1999, at a price equal to 101% of the accreted value thereof, in each case, to and including the date of purchase. Pursuant to the terms of the Intercompany Loans, TEC may require TransTexas and TARC to pay a pro rata share of the purchase price paid by TEC. See "Potential Effects of a Change of Control."

         On June 13, 1997, TransTexas completed a tender offer for its Senior Secured Notes for 111 1/2% of their principal amount (plus accrued and unpaid interest). Approximately $785.4 million principal amount of Senior Secured Notes were tendered and accepted by TransTexas. TransTexas has called the Senior Secured Notes remaining outstanding for redemption on June 30, 1997 pursuant to the terms of the Senior Secured Notes Indenture.

         On June 18, 1997, TransTexas completed an exchange offer, pursuant to which it exchanged approximately $115.8 million aggregate principal amount of its 13 3/4% Senior Subordinated Notes due 2001 (the "Subordinated Exchange Notes") for all of the Subordinated Notes. The Subordinated Exchange Notes pay interest in cash semi-annually in arrears on each June 30 and December 31 commencing December 31, 1997. The indenture governing the Subordinated Exchange Notes includes certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates.

         TransTexas intends to implement a dividend and/or stock repurchase program pursuant to which it plans to pay a dividend on its common stock and/or repurchase common stock from its public stockholders and from its affiliates, including TEC and TARC, in an aggregate amount of approximately $400 million in dividends and the value of stock purchased. To the extent that TransTexas purchases shares of its common stock , it is anticipated that TransTexas will acquire four times the number of shares from its affiliated stockholders than it acquires from its public stockholders. Shares may be purchased through open market purchases, negotiated transactions or tender offers, or a combination of the above. It is anticipated that the price paid to affiliated stockholders will equal the weighted average price paid to purchase shares from the public stockholders.

          TransTexas and BNY Financial Corporation ("BNY") entered into an Amended and Restated Accounts Receivable Management and Security Agreement ("BNY Facility") for a $40 million line of credit. The line of credit is collateralized by accounts receivable and inventory of TransTexas and is guaranteed by John R. Stanley. The amount outstanding under the line of credit as of April 30, 1997 was $8.4 million. In connection with the Lobo Sale, TransTexas and BNY entered into a waiver agreement pursuant to which BNY consented to the Lobo Sale and agreed to continue to make discretionary advances during the 60-day period following the closing of the Lobo Sale. At the end of such period, the BNY Facility will terminate if not previously amended. TransTexas expects to enter into an amendment that will allow it to borrow up to $40 million based on the amount of its accounts receivables. Based on anticipated accounts receivable levels, TransTexas estimates average amounts available under the facility will approximate $25 million during the next twelve months.

         During the months of April and May 1997, TransTexas obtained additional financing in the aggregate amount of approximately $45.8 million, of which approximately $26.5 million remains outstanding. Proceeds from these transactions, net of current maturities, were used to pay certain short-term obligations.

    CONTINGENT LIABILITIES

          TransTexas has significant contingent liabilities, including liabilities with respect to litigation matters as described above.
These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to TransTexas in one reporting period, could have a material adverse effect on TransTexas' cash flow or operations for that period. Although the outcome of these contingencies or the probability of the occurrence of these contingencies cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position. TransTexas has caused delivery of a letter of credit to secure potential liabilities totaling approximately $20 million in connection with certain litigation described above.

         In January 1996, TransTexas entered into a reimbursement agreement with an unaffiliated third party pursuant to which the third party caused a $20 million letter of credit to be issued to collateralize a supersedeas bond on behalf of TransTexas. If there is a draw under the letter of credit, TransTexas is required to reimburse the third party within 60 days. TransTexas has agreed to issue up to 8.6 million shares of common stock of TransTexas to the third party if this contingent obligation to such third party becomes fixed and remains unpaid for 60 days. TransTexas does not believe that this contingency will occur. If the obligation becomes fixed, and alternative sources of capital are not available, TransTexas could elect to sell shares of TransTexas' common stock prior to the maturity of the obligation and use the proceeds of such sale to repay the third party. Based on TransTexas' current capitalization, the issuance of shares of TransTexas' common stock to satisfy this obligation would result in deconsolidation of TransTexas for federal income tax purposes.

         Pursuant to the Lobo Sale Agreement, TransTexas is required to indemnify the buyer for certain liabilities related to the assets owned by TTC. Although TransTexas does not anticipate that it will incur any material indemnity liability, no assurance can be given that TransTexas will have sufficient funds to satisfy any such indemnity obligation or that any payment thereof will not have a material adverse effect on its ability to fund its debt service, capital expenditure and working capital requirements.

  POTENTIAL TAX LIABILITY

         Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service (the "IRS") regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that such challenge would not be upheld. Under an agreement between TransTexas, TransAmerican and certain of TransAmerican's subsidiaries (the "Tax Allocation Agreement"), TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. As a member of the TNGC Consolidated Group (defined below), each of TransTexas, TEC and TARC will be severally liable for any tax liability resulting from the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and 1995. Because the audit is in its initial stages, it is not possible to predict the scope of the IRS' review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

         Based upon independent legal advice, TransTexas has determined that it will not report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that TransTexas' position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $230 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 9%) on the tax and penalties (if any). The Tax Allocation Agreement has been amended so that TransAmerican will become obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group, thus, may be required to pay the tax. TransTexas expects to reserve approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal tax liability that TransAmerican might not be able to pay. If TransTexas were required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

         TEC and TARC, both subsidiaries of TransAmerican, currently own approximately 59% and 14%, respectively, of the outstanding common stock of TransTexas. These shares are pledged as collateral for TEC's outstanding debt securities. Upon completion of the Dividend/Share Repurchase Program and other Transactions, TEC will own approximately 70% of the outstanding common stock of TransTexas, TransAmerican will own approximately 11% of TransTexas' common stock and TARC will no longer own any of TransTexas' common stock.

         Under certain circumstances, TransAmerican or TEC may sell or otherwise dispose of shares of common stock of the Company. If, as a result of any sale or other disposition of the Company's common stock, the aggregate ownership of TransTexas by members of the TNGC Consolidated Group (excluding TransTexas) is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes ("Deconsolidation") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement. Further, if TEC or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TNGC Consolidated Group, which represents more than 20% of the voting power or equity value of TARC, then a Deconsolidation of TARC would occur. A deconsolidation of TARC would result in a Deconsolidation of TransTexas if the TNGC Consolidated Group, excluding TARC, does not own at least 80% of the voting power and equity value of TransTexas. Upon a Deconsolidation of TransTexas, members of the TNGC Consolidated Group that own TransTexas' common stock could incur a substantial amount of federal income tax liability. If such Deconsolidation occurred during the fiscal year ending January 31, 1998, the aggregate amount of this tax liability is estimated to be between $175 million and $200 million, assuming no reduction for tax attributes of the TNGC Consolidated Group. However, such tax liability generally would be substantially reduced or eliminated in the event that the IRS successfully challenged TransTexas' position on the Lobo Sale. Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that each TNGC Consolidated Group member will have the ability to satisfy any tax obligation attributable to the Transactions at the time due and, therefore, other members of the group, including TEC, TransTexas or TARC, may be required to pay the tax.

         Generally, under the Tax Allocation Agreement, if net operating losses of TransTexas are used by other members of the TNGC Consolidated Group, then TransTexas is entitled to the benefit (through reduced current taxes payable) of such losses in later years to the extent TransTexas has taxable income, remains a member of the TNGC Consolidated Group and the other group members have the ability to pay such taxes. If TransAmerican, TEC or TARC transfers shares of common stock of TransTexas (or transfers options or other rights to acquire such shares) and, as a result of such transfer, Deconsolidation of TransTexas occurs, TransTexas would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of TransTexas used by other members of the TNGC Consolidated Group prior to the Deconsolidation of TransTexas.

          TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions. TransTexas paid approximately $5.4 million of such tax as of the closing of the Lobo Sale and will pay a substantial amount of the remaining tax within the ensuing 12- month period.

  POTENTIAL EFFECTS OF CHANGE OF CONTROL

     The Subordinated Notes Indenture provides that, upon the occurrence of a Change of Control, each holder of the Subordinated Exchange Notes will have the right to require TransTexas to repurchase such holder's notes at 101% of the principal amount thereof plus accrued and unpaid interest. Pursuant to the terms of the TransTexas Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TransTexas to repay the principal of the TransTexas Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Notes Indenture. Such pro rata share would be calculated using the ratio of the outstanding principal amount of the TransTexas Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan. A Change of Control would be deemed to occur under the Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances pursuant to which any person or group other than John R. Stanley and his wholly owned subsidiaries or the TEC Indenture Trustee is or become the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, and during the 90 days thereafter, the rating of the notes is downgraded or withdrawn. A Change of Control would be deemed to occur under the TransTexas Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TransTexas, or TARC including any circumstance pursuant to which (i) any person or group, other than John R. Stanley and his wholly-owned subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (iii) TEC or any of its subsidiaries own some of TransTexas' or TARC's capital stock, respectively, but less than 50% of the total voting stock or economic value of TransTexas or TARC, respectively, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TEC Notes Indenture may result in a "change of control" of TransTexas under the terms of TransTexas' credit facility (the "BNY Facility") and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At April 30, 1997, TransTexas had approximately $24.3 million of indebtedness (excluding the Senior Secured Notes and the Subordinated Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

     A change of control or other event that results in deconsolidation of TransTexas and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to TransTexas in one reporting period, could have a material adverse effect on TransTexas' cash flow or operations for that period. Although the outcome of these contingencies or the probability of the occurrence of these contingencies cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position.

  FORWARD-LOOKING STATEMENTS

     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. All statements other than statements of historical facts included in this report regarding TransTexas' financial position, business strategy, and plans and objectives of management for future operations, including, but not limited to words such as "anticipates," "expects," "estimates," "believes" and "likely" indicate forward-looking statements. TransTexas' management believes its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include fluctuations in the commodity prices for natural gas, crude oil, condensate and natural gas liquids, the extent of TransTexas' success in discovering, developing and producing reserves, conditions in the equity and capital markets, the ultimate resolution of litigation, and competition.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         See Notes 3 and 8 to the condensed consolidated financial statements for a discussion of TransTexas' legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

         In connection with the Senior Secured Notes Tender Offer, TransTexas obtained consents from holders of the Senior Secured Notes to certain waivers under, and amendments to the Senior Secured Notes Indenture, which eliminate or modify certain restrictive covenants and other provisions contained in the Senior Secured Notes Indenture.

     On June 19, 1997, TransTexas completed an exchange offer, pursuant to which it exchanged approximately $115.8 million aggregate principal amount of its 13 3/4% Senior Subordinated Notes due 2001 for all of its Series A Senior Subordinated Notes due 2003 (the "Subordinated Notes"). Jefferies & Company, Inc. acted as Dealer Manager for the exchange offer which was made solely to holders of the Subordinated Notes, in reliance on the exemption from registration in Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

      15.1  --   Letter of Independent Accountants regarding awareness of
                 incorporation by reference.

      27.1  --   Financial Data Schedule

(b)   REPORTS ON FORM 8-K

      There were no reports on Form 8-K filed during the three months ended April 30, 1997.

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



                                      TRANSTEXAS GAS CORPORATION
                                             (Registrant)





                                      By: /s/ Edwin B. Donahue
                                          --------------------------------
                                          Edwin B. Donahue, Vice President
                                            and Chief Financial Officer


June 19, 1997

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                            EXHIBIT
-------                           -------

 15.1 Letter of Independent Accountants regarding awareness of incorporation by reference.

 27.1        Financial Data Schedule