Form 10-Q
period 1997-07-31
TRANSTEXAS GAS CORP
filed 1997-09-15
CIK 904977

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


                  For the quarterly period ended July 31, 1997

                         Commission File Number 1-12204


                       ------------------------------


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


                       ------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   [X]  No   [ ]


         The number of shares of common stock of the registrant outstanding on September 15, 1997 was 57,515,566.


================================================================================

                           TRANSTEXAS GAS CORPORATION

                               TABLE OF CONTENTS




                                                                                                   Page
                                                                                                   ----
                                                  PART I.
                                           FINANCIAL INFORMATION

Item 1.   Financial Statements
          Report of Independent Accountants                                                           2

          Condensed Consolidated Balance Sheet as of July 31, 1997 and January 31, 1997               3

          Condensed Consolidated Statement of Operations for the three and six months ended
             July 31, 1997 and 1996                                                                   4

          Condensed Consolidated Statement of Cash Flows for the six months ended
             July 31, 1997 and 1996                                                                   5

          Notes to Condensed Consolidated Financial Statements                                        6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                            17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                 24



                                             PART II.
                                         OTHER INFORMATION

Item 1.  Legal Proceedings                                                                           25

Item 2.   Changes in Securities and Use of Proceeds                                                  25

Item 6.  Exhibits and Reports on Form 8-K                                                            25

Signature                                                                                            27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of TransTexas Gas Corporation

    We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation as of July 31, 1997 and the related condensed consolidated statements of operations for the three and six months ended July 31, 1997 and 1996 and cash flows for the six months ended July 31, 1997 and
1996.   These financial statements are the responsibility of the Company's management.

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


Houston, Texas
September 15, 1997

                           TRANSTEXAS GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                              JULY 31,        JANUARY 31,
                                                                               1997             1997
                                                                            -----------      -----------
                                                 ASSETS
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . .       $    38,279      $    23,561
  Cash restricted for interest  . . . . . . . . . . . . . . . . . . .             --              46,000
  Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . .            31,277           78,660
  Receivable from affiliates  . . . . . . . . . . . . . . . . . . . .             4,162            3,248
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . .            15,105           12,481
  Other current assets (Note 3)   . . . . . . . . . . . . . . . . . .            15,357           24,984
                                                                            -----------      -----------
       Total current assets   . . . . . . . . . . . . . . . . . . . .           104,180          188,934
                                                                            -----------      -----------

Property and equipment  . . . . . . . . . . . . . . . . . . . . . . .         1,221,755        2,280,880
Less accumulated depreciation, depletion and amortization   . . . . .           682,062        1,434,487
                                                                            -----------      -----------
  Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $147,080 and
    $158,973 are excluded from amortization at July 31, 1997
    and January 31, 1997, respectively  . . . . . . . . . . . . . . .           539,693          846,393
                                                                            -----------      -----------

Cash restricted for share repurchases (Note 2)  . . . . . . . . . . .           349,685           --
Other assets, net   . . . . . . . . . . . . . . . . . . . . . . . . .            18,254           17,825
                                                                            -----------      -----------
                                                                            $ 1,011,812      $ 1,053,152
                                                                            ===========      ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt  . . . . . . . . . . . . . . .       $     9,542      $     5,787
  Revolving credit agreement    . . . . . . . . . . . . . . . . . . .             6,249           --
  Accounts payable    . . . . . . . . . . . . . . . . . . . . . . . .            45,307           28,150
  Accrued interest payable to affiliate   . . . . . . . . . . . . . .             6,510           --
  Accrued liabilities (Note 4)  . . . . . . . . . . . . . . . . . . .            34,169           83,411
                                                                            -----------      -----------
       Total current liabilities    . . . . . . . . . . . . . . . . .           101,777          117,348
                                                                            -----------      -----------

Long-term debt, less current maturities . . . . . . . . . . . . . . .            14,538            8,775
Production payments, less current portion . . . . . . . . . . . . . .            11,218           11,931
Note payable to affiliate . . . . . . . . . . . . . . . . . . . . . .           450,000           --
Senior secured notes  . . . . . . . . . . . . . . . . . . . . . . . .            --              800,000
Subordinated notes  . . . . . . . . . . . . . . . . . . . . . . . . .           115,815          101,092
Revolving credit agreement  . . . . . . . . . . . . . . . . . . . . .            --               26,268
Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . .            --               54,554
Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . .            53,909           31,367
Payable to affiliates . . . . . . . . . . . . . . . . . . . . . . . .             --              19,621
Other liabilities (Note 5)  . . . . . . . . . . . . . . . . . . . . .            11,120           32,991

Commitments and contingencies (Note 2)  . . . . . . . . . . . . . . .             --               --

Stockholders' equity:
  Common stock, $0.01 par value, 100,000,000 shares authorized,
    70,899,352 shares issued and outstanding, 3,100,648 shares held
    as treasury shares  . . . . . . . . . . . . . . . . . . . . . . .               740              740
  Additional paid-in capital (capital deficit)  . . . . . . . . . . .            22,820         (123,524)
  Retained earnings (accumulated deficit)   . . . . . . . . . . . . .           279,474           31,267
                                                                            -----------      -----------
                                                                                303,034          (91,517)
  Treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . . .           (49,599)          --
  Less advances to affiliates   . . . . . . . . . . . . . . . . . . .             --             (59,278)
                                                                            -----------      -----------
Total stockholders' equity (deficit)  . . . . . . . . . . . . . . . .           253,435         (150,795)
                                                                            -----------      -----------
                                                                            $ 1,011,812      $ 1,053,152
                                                                            ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JULY 31,                        JULY 31,
                                                          ----------------------------    ----------------------------
                                                               1997            1996            1997            1996
                                                          ------------    ------------    ------------    ------------
Revenues:
  Gas, condensate and natural gas liquids .............   $     39,288    $     77,899    $    112,170    $    157,701
  Transportation ......................................          2,764           8,675          12,055          16,870
  Gains on the sale of assets .........................        532,929              --         532,929           7,762
  Other ...............................................            439             158             617             357
                                                          ------------    ------------    ------------    ------------
    Total revenues ....................................        575,420          86,732         657,771         182,690
                                                          ------------    ------------    ------------    ------------

Costs and expenses:
  Operating ...........................................         11,683          25,048          38,825          52,486
  Depreciation, depletion and amortization ............         20,415          31,446          53,972          61,545
  General and administrative ..........................          9,383          12,350          24,523          19,789
  Taxes other than income taxes .......................          2,514           7,192           7,728          12,376
  Litigation settlement ...............................             --         (96,000)             --         (96,000)
                                                          ------------    ------------    ------------    ------------
    Total costs and expenses ..........................         43,995         (19,964)        125,048          50,196
                                                          ------------    ------------    ------------    ------------
    Operating income ..................................        531,425         106,696         532,723         132,494
                                                          ------------    ------------    ------------    ------------

Other income (expense):
  Interest income .....................................          5,593             790           7,287           1,924
  Interest expense, net ...............................        (21,845)        (29,763)        (47,203)        (52,049)
                                                          ------------    ------------    ------------    ------------
    Total other income (expense) ......................        (16,252)        (28,973)        (39,916)        (50,125)
                                                          ------------    ------------    ------------    ------------
    Income before income taxes ........................        515,173          77,723         492,807          82,369
Income taxes ..........................................        180,311           6,162         172,483           7,788
                                                          ------------    ------------    ------------    ------------
    Net income before extraordinary item ..............        334,862          71,561         320,324          74,581
Extraordinary item - early extinguishment
    of debt (net of income tax benefit of $38,833) ....        (72,117)             --         (72,117)             --
                                                          ------------    ------------    ------------    ------------
    Net income ........................................   $    262,745    $     71,561    $    248,207    $     74,581
                                                          ============    ============    ============    ============

Net income per common share:
    Income before extraordinary item ..................   $       4.60    $       0.97    $       4.36    $       1.01
    Extraordinary item ................................          (0.99)             --           (0.98)             --
                                                          ------------    ------------    ------------    ------------
            Net income per common share ...............   $       3.61    $       0.97    $       3.38    $       1.01
                                                          ============    ============    ============    ============

Weighted average number of shares outstanding .........     72,832,632      74,000,000      73,406,642      74,000,000
                                                          ============    ============    ============    ============





     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                   JULY 31,
                                                                          --------------------------
                                                                             1997            1996
                                                                          -----------    -----------
Operating activities:
  Net income ..........................................................   $   248,207    $    74,581
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Extraordinary item ................................................        72,117             --
    Depreciation, depletion and amortization ..........................        53,972         61,545
    Amortization of debt issue costs ..................................         1,348          6,999
    Accretion on subordinated notes ...................................         4,941             --
    Gains on the sale of assets .......................................      (532,929)        (7,762)
    Deferred income taxes .............................................       172,483        (11,244)
    Proceeds from volumetric production payment .......................            --         58,621
    Repayment of volumetric production payments .......................       (45,134)            --
    Amortization of deferred revenue ..................................        (9,420)       (16,087)
    Changes in assets and liabilities:
     Accounts receivable ..............................................        47,383         (2,961)
     Receivable from affiliates .......................................          (914)          (736)
     Inventories ......................................................        (2,621)        (5,578)
     Other current assets .............................................         5,627         19,039
     Accounts payable .................................................        16,640         (1,260)
     Accrued liabilities ..............................................       (44,603)        (3,637)
     Transactions with affiliates, net ................................        (1,898)        (11,519)
     Other assets .....................................................            54         (2,221)
     Other liabilities ................................................         1,867        (16,452)
                                                                          -----------    -----------
        Net cash provided (used) by operating activities ..............       (12,880)       141,328
                                                                          -----------    -----------

Investing activities:
  Capital expenditures ................................................      (235,996)      (129,767)
  Proceeds from the sale of assets ....................................     1,030,032         69,971
  Advances to affiliates ..............................................       (13,304)        (9,500)
  Payment of advances by affiliate ....................................        56,354             --
  Increase in cash restricted for interest ............................            --        (46,000)
  Withdrawals from cash restricted for interest .......................        46,000         46,000
  Increase in cash restricted for share repurchases ...................      (399,284)            --
  Withdrawals from cash restricted for share repurchases ..............        49,599             --
                                                                          -----------    -----------
        Net cash provided (used) by investing activities ..............       533,401        (69,296)
                                                                          -----------    -----------

Financing activities:
  Issuance of production payments .....................................        20,977             --
  Principal payments on production payments ...........................       (23,909)       (32,800)
  Issuance of note payable to TEC .....................................       450,000             --
  Issuance of long-term debt ..........................................        14,946         25,000
  Principal payments on long-term debt ................................        (5,428)       (17,044)
  Revolving credit agreement, net .....................................       (20,019)       (12,417)
  Debt issue costs ....................................................          (771)        (4,256)
  Retirement of senior secured notes ..................................      (892,000)            --
  Purchases of treasury stock .........................................       (49,599)            --
                                                                          -----------    -----------
        Net cash provided (used) by financing activities ..............      (505,803)       (41,517)
                                                                          -----------    -----------
        Increase in cash and cash equivalents .........................        14,718         30,515
Beginning cash and cash equivalents ...................................        23,561         11,248
                                                                          -----------    -----------
Ending cash and cash equivalents ......................................   $    38,279    $    41,763
                                                                          ===========    ===========

Noncash operating and investing activities:
  Accounts payable for property and equipment .........................   $    27,709    $    13,969
  Exchange of Subordinated Notes.......................................       115,815             --
  Deferred financing costs from affiliate..............................        12,228             --

     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


 1.  GENERAL

         In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransTexas Gas Corporation ("TransTexas") as of July 31, 1997 and the results of its operations and cash flows for the interim periods ended July 31, 1997 and 1996. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in TransTexas' annual report on Form 10-K for the period ended January 31, 1997. Unless otherwise noted, the term "TransTexas" refers to TransTexas Gas Corporation and its subsidiaries as of July 31, 1997, TransTexas Exploration Corporation ("TTEX"), TransTexas Drilling Services, Inc. ("TTXD") and TransTexas Energia de Mexico, S.A. de C.V. TransTexas is a subsidiary of TransAmerican Energy Corporation ("TEC") and indirectly a subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican"). TransAmerican Refining Corporation ("TARC") is a subsidiary of TEC.

     LIQUIDITY

          TransTexas is required to make substantial capital expenditures for the exploration and development of natural gas reserves in order to increase and maintain production at levels sufficient to service its debt and fund future capital requirements. TransTexas historically has financed its capital expenditures, debt service and working capital requirements with public and private offerings of debt and equity securities, the sale of production payments, asset sales, its accounts receivable revolving credit facility and other financings in addition to cash from operations. Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas. TransTexas' leverage and debt covenants may limit its ability to obtain additional financing, and there is no assurance that cash flow from operations will be sufficient to fund capital and debt service requirements.

     RECENTLY ISSUED PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in financial statements. This statement will be adopted by TransTexas effective February 1, 1998. TransTexas does not believe the effect of adoption of this statement will have a material effect on its financial statements.

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

2.  RECENT EVENTS

     LOBO SALE. On May 29, 1997, TransTexas entered into and consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for a sales price of approximately $1.1 billion, subject to adjustments as provided for in the Lobo Sale Agreement. Purchase price adjustments were made for, among other things: the value of certain NGLs and stored hydrocarbons; the value of gas in TTC's pipeline; prepaid expenses relating to post-effective date operations; post-closing expenses related to pre-

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


closing operations; the value of oil and gas produced and sold between the effective date of the Lobo Sale Agreement and closing (approximately $44 million); property defects; and estimated costs associated with liabilities incurred before closing. Purchase price adjustments made at the closing of the Lobo Sale are subject to a review, reconciliation and resolution process. With proceeds from the Lobo Sale, TransTexas repaid certain indebtedness and other obligations, including production payments, in an aggregate amount of approximately $84 million. The remaining net proceeds have been or will be used for the repurchase or redemption of the Senior Secured Notes and for general corporate purposes.

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

     TEC NOTES OFFERING.   On June 13, 1997, TEC completed a private offering
(the "TEC Notes Offering") of $475 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "TEC Senior Secured Notes") and $1.13 billion aggregate principal amount of 13% Senior Secured Discount Notes due 2002 (the "TEC Senior Secured Discount Notes" and, together with the TEC Senior Secured Notes, the "TEC Notes") for net proceeds of approximately $1.3 billion. The TEC Notes are senior obligations of TEC, secured by a lien on substantially all its existing and future assets, including the intercompany loans described
below.   In conjunction with the TEC Notes Offering, TransTexas completed the following transactions (collectively, the "Transactions"): (a) borrowing $450 million pursuant to an intercompany loan from TEC; (b) a tender offer and consent solicitation (the "Tender Offer") for TransTexas' $800 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "Senior Secured Notes"); (c) an offer (the "Subordinated Notes Exchange Offer") to exchange approximately $115.8 million aggregate principal amount of new notes that pay interest in cash at the rate of 13 3/4% per annum for TransTexas' $189 million aggregate principal amount of 13 1/4% Senior Subordinated Notes due 2003 (the "Subordinated Notes"); and (d) a share repurchase program for shares of TransTexas' common stock (the Share Repurchase Program") in an aggregate amount of approximately $399 million.

     INTERCOMPANY LOANS TO TRANSTEXAS AND TARC. With the proceeds of the TEC Notes Offering, TEC made intercompany loans to TransTexas (the "TransTexas Intercompany Loan") and TARC (the "TARC Intercompany Loan" and, together with the TransTexas Intercompany Loan, the "Intercompany Loans"). The TransTexas Intercompany Loan (i) is in the principal amount of $450 million, (ii) bears interest at a rate of 10 7/8% per annum, payable semi-annually in cash in arrears and (iii) is secured initially by a security interest in substantially all of the assets of TransTexas including the TransTexas Disbursement Account (described below), but excluding inventory, receivables and equipment. The TARC Intercompany Loan (i) is in the original amount of $676 million, (ii) accretes principal at 16% per annum, compounded semi-annually, until June 15, 1999, to a final accreted value of $920 million, and thereafter pays interest semi-annually in cash in arrears on the accreted value thereof, at a rate of 16% per annum, and (iii) is secured initially by a security interest in substantially all of TARC's assets other than inventory, receivables and equipment. The Intercompany Loans will mature on June 1, 2002. The Intercompany Loan Agreements contain certain restrictive covenants including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. TEC allocated $24.9 million of debt issuance costs to TARC and $12.2 million to TransTexas which are reflected as a contribution of capital. Such costs are being amortized over the term of the Intercompany Loans using the interest method. Upon the occurrence of a Change of Control (as defined), TEC will be required to make an offer to purchase all of the outstanding TEC Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, or, in the case of any such offer to purchase the TEC Senior Secured Discount Notes prior to June 15, 1999, at a price equal to 101% of the accreted value thereof, in each case, to and including the date of purchase. Pursuant to the terms of the Intercompany Loans, TEC may require TransTexas and TARC to pay a pro rata share of the purchase price paid by TEC. See "Potential Effects of a Change of Control" in Note 3 to the condensed consolidated financial statements.

     SENIOR SECURED NOTES TENDER OFFER. On June 13, 1997, TransTexas completed the Tender Offer for its Senior Secured Notes for 111 1/2% of their principal amount (plus accrued and unpaid interest). Approximately $785.4 million principal amount of Senior Secured Notes were tendered and accepted by
TransTexas.   The Senior Secured Notes remaining outstanding were called for redemption on June 30, 1997 pursuant to the terms of the Senior Secured Notes Indenture.

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

     As a result of the Lobo Sale, the Tender Offer and the Exchange Offer, TransTexas recorded a $533 million pretax gain and a $72 million after tax extraordinary charge during the quarter ended July 31, 1997.

     SHARE REPURCHASE PROGRAM. TransTexas has implemented the Share Repurchase Program pursuant to which it plans to repurchase common stock from its public stockholders and from its affiliates, including TEC and TARC, in an aggregate amount of approximately $399 million in value of stock purchased. It is anticipated that TransTexas will acquire four times the number of shares from its affiliated stockholders than it acquires from its public stockholders. Shares may be purchased through open market purchases, negotiated transactions or tender offers, or combination of the above. It is anticipated that the price paid to affiliated stockholders will equal the weighted average price paid to purchase shares from the public stockholders. As of July 31, 1997, approximately 3.1 million shares had been repurchased from public stockholders for an aggregate purchase price of approximately $49.6 million. As of September 15, 1997, approximately 0.8 million additional shares had been repurchased from public stockholders for an aggregate purchase price of approximately $11.8 million, and approximately 12.6 million shares had been repurchased from TARC and TEC for an aggregate purchase price of $201 million.

     TRANSTEXAS DISBURSEMENT ACCOUNT.   Pursuant to a disbursement agreement
(the "Disbursement Agreement") among TransTexas, TEC, the TEC Indenture Trustee, and Firstar Bank of Minnesota, N.A. as disbursement agent, approximately $399 million of the proceeds of the TransTexas Intercompany Loan was placed in an account (the "Disbursement Account") to be held and invested by the disbursement agent until disbursed. Funds in the Disbursement Account will be disbursed to TransTexas as needed to fund the Share Repurchase Program. TransTexas may at any time request disbursement of interest earned on the funds in the
Disbursement Account.   The Disbursement Account is classified  as "cash
restricted for share repurchase"  in  the accompanying  condensed consolidated
balance  sheet.   As of July 31, 1997, approximately $49.6 million had been
disbursed for use in the Share Repurchase Program.

3.   COMMITMENTS AND CONTINGENCIES

    LEGAL PROCEEDINGS

         ALAMEDA. On May 22, 1993, Alameda Corporation ("Alameda") sued TransAmerican in the 234th Judicial District Court, Harris County, Texas, claiming that TransAmerican failed to account to Alameda for a share of the proceeds TransAmerican received in a 1990 settlement of litigation with El Paso Natural Gas Company ("El Paso"), and that TransAmerican has been unjustly enriched by its failure to share such proceeds with Alameda. On September 20, 1995, the jury rendered a verdict in favor of TransAmerican. Alameda appealed to the Fourteenth Court of Appeals, which affirmed the trial court judgment in favor of TransAmerican. Alameda filed a motion for rehearing on April 10, 1997 and TransAmerican responded. The court denied Alameda's motion, and Alameda has appealed to the Texas Supreme Court.

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


         ASPEN. TransAmerican brought suit on September 29, 1993 against Aspen Services, Inc. ("Aspen"), seeking an audit and accounting of drilling costs that Aspen had charged while providing drilling services to TransAmerican.
This suit is pending in the 215th Judicial District Court, Harris County, Texas. The parties' drilling agreement provided, among other things, that Aspen would receive payment for its drilling-related costs from the production and sale of gas from the wells that were drilled, and that the revenues that TransAmerican would otherwise receive from the wells would be reduced by the amounts received by Aspen. On July 19, 1995, Aspen filed a counterclaim and third party claim against TransAmerican, TransTexas, and affiliated entities, asserting, among other things, that these entities failed to make certain
payments and properly market the gas from these wells.   Aspen sought damages
in an unspecified amount, as well as certain equitable claims. In April 1997, the trial court ruled against Aspen on all of its claims and counterclaims.

         BRIONES. In an arbitration proceeding, Jesus Briones, a lessor, claimed that one of TransTexas' wells on adjacent lands had been draining natural gas from a portion of his acreage leased to TransTexas on which no well had been drilled. On October 31, 1995, the arbitrator decided that drainage had occurred. On June 3, 1996, the arbitrator issued a letter indicating that drainage damages would be awarded to Briones in the amount of approximately $1.4 million. The arbitrator entered his award of damages on June 27, 1996.
On July 3, 1996, TransTexas filed a petition in the 49th Judicial District Court, Zapata County, Texas, to vacate the arbitrator's award. Briones also filed a petition to confirm the arbitrator's award. In April 1997, the court granted Briones' motion for summary judgment. In August 1997, the court entered a final judgment for Briones in the amount of approximately $1.6 million. TransTexas intends to file a motion for new trial.

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

         On April 22, 1991, Finkelstein filed a separate suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiff and seeking damages and attorneys' fees in
excess of $33.7 million.   On November 18, 1993, the plaintiff added TransTexas
as an additional defendant. The parties arbitrated this matter in January 1997. A partial decision from the arbitration panel has been rendered in favor of Finkelstein. Although the amount of damages has yet to be determined under the panel's decision, such amount will be substantially less than that sought by plaintiff.

         ARABIAN OFFSHORE PARTNERS.   On June 27, 1997, Arabian Offshore
Partners filed a lawsuit against TransTexas in the 14th Judicial District Court, Dallas County, Texas, seeking $20 million in damages in connection with TransTexas' refusal to proceed with the acquisition of two jack-up drilling rigs. TransTexas has filed its answer and is preparing a motion for summary judgment.

         GENERAL. TransTexas is also a named defendant in other ordinary course, routine litigation incidental to its business. Although the outcome of these other lawsuits cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position. At July 31, 1997, the possible range of estimated losses related to all of the aforementioned claims, in addition to the estimates accrued by
TransTexas is $0 to $36 million.   The resolution in any reporting period of
one or more of these matters in a manner adverse to

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


TransTexas could have a material impact on TransTexas' results of operations and cash flows for that period. Litigation expense, including legal fees, totaled approximately $4.3 million and $5.9 million for the three months ended July 31, 1997 and 1996, respectively, and approximately $9.4 million and $7.3 million for the six months ended July 31, 1997 and 1996.

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

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


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

        Based upon independent legal advice, TransTexas has determined that it will not report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that TransTexas' position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $230 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 9%) on the tax and penalties (if any). The Tax Allocation Agreement has been amended so that TransAmerican will become obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group, thus, may be required to pay the tax. TransTexas has reserved approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal
tax liability that TransAmerican might not be able to pay.   If  TransTexas were
required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

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

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


         Generally, under the Tax Allocation Agreement, if net operating losses of TransTexas are used by other members of the TNGC Consolidated Group, then TransTexas is entitled to the benefit (through reduced current taxes payable) of such losses in later years to the extent TransTexas has taxable income, remains a member of the TNGC Consolidated Group and the other group members have the ability to pay such taxes. If TransAmerican, TARC or TEC transfers shares of common stock of TransTexas (or transfers options or other rights to acquire such shares) and, as a result of such transfer, Deconsolidation of TransTexas occurs, TransTexas would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of TransTexas used by other members of the TNGC Consolidated Group prior to the Deconsolidation of TransTexas.

          TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions. TransTexas paid approximately $5.4 million of such tax as of the closing of the Lobo Sale and will pay a substantial amount of the remaining tax within the ensuing 12-month period

    POTENTIAL EFFECTS OF A CHANGE OF CONTROL

     The Subordinated Notes Indenture provides that, upon the occurrence of a Change of Control, each holder of the Subordinated Exchange Notes will have the right to require TransTexas to repurchase such holder's Notes at 101% of the principal amount thereof plus accrued and unpaid interest. Pursuant to the terms of the TransTexas Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TransTexas to repay the principal of the TransTexas Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Notes Indenture. Such pro rata share would be calculated using the ratio of the outstanding principal amount of the TransTexas Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan. A Change of Control would be deemed to occur under the Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances pursuant to which any person or group other than John R. Stanley and his wholly owned subsidiaries or the TEC Indenture Trustee is or become the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, and during the
90 days thereafter, the rating of the notes is downgraded or withdrawn.   A
Change of Control would be deemed to occur under the TransTexas Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TransTexas, or TARC including any circumstance pursuant to which (i) any person or group, other than John R. Stanley and his wholly-owned subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TransTexas' or TARC's capital stock, respectively, but less than 50% of the total voting stock or economic value of TransTexas or TARC, respectively, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TEC Notes Indenture may result in a "change of control" of TransTexas under the terms of TransTexas' credit facility (the "BNY Facility") and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At July 31, 1997, TransTexas had approximately $26.6 million of indebtedness (excluding the Senior Secured
Notes and the Subordinated Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

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

 4.  OTHER CURRENT ASSETS

     The major components of other current assets are as follows (in thousands of dollars):

                                                                  July 31,   January 31,
                                                                   1997        1997
                                                                 ---------   ---------
     Prepayments:
       Trade                                                     $  10,566   $   9,580
       Insurance                                                     2,698       2,310
     Deferred loss on commodity price swap agreements                   --       8,276
     Other                                                           2,093       4,818
                                                                 ---------   ---------
                                                                 $  15,357   $  24,984
                                                                 =========   =========


 5.  ACCRUED LIABILITIES

         The major components of accrued liabilities are as follows (in thousands of dollars):

                                                                  July 31,   January 31,
                                                                   1997        1997
                                                                 ---------   ---------
     Royalties                                                   $  11,326   $  27,607
     Taxes other than income taxes                                   5,284      10,136
     Accrued interest                                                4,356      13,370
     Payroll                                                         5,366       5,413
     Litigation settlements and other                                   --       1,263
     Settlement values of commodity price swap agreements               --      13,276
     Insurance                                                       5,030       6,618
     Other                                                           2,807       5,728
                                                                 ---------   ---------
                                                                 $  34,169   $  83,411
                                                                 =========   =========

     Included in litigation settlements and other at January 31, 1997 are certain non-recurring costs associated with the Lobo Sale.

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


 6. OTHER LIABILITIES

         The major components of other liabilities are as follows (in thousands of dollars):

                                                            July 31,   January 31,
                                                             1997         1997
                                                           ---------   ---------
     Litigation accrual                                    $  10,008   $   8,008
     Litigation settlement                                        --       1,633
     Short-term obligations expected to be refinanced:
         Litigation settlement                                    --       2,500
         Accrued capital expenditures                             --      19,738
     Other                                                     1,112       1,112
                                                           ---------   ---------
                                                           $  11,120   $  32,991
                                                           =========   =========

    During the months of April and May 1997, TransTexas obtained additional financing in the aggregate amount of approximately $45.8 million, of which approximately $21.0 million remains outstanding as of July 31, 1997. Proceeds from these transactions, net of current maturities, were used to pay the obligations listed above under the caption "Short-term obligations expected to be refinanced" at January 31, 1997 and for general corporate purposes.

 7. HEDGING AGREEMENTS

         From time to time, TransTexas enters into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the
spot market for natural gas.    The Hedge Agreements are accounted for as
hedges if the pricing of the hedge agreement correlates with the pricing of the natural gas production hedged. Accordingly, gains or losses are deferred and recorded as assets or liabilities and recognized as an increase or decrease in revenues in the respective month the physical volumes are sold.
For the three and six months ended July 31, 1997, TransTexas incurred net settlement losses pursuant to the Hedge Agreements of approximately $2.8 million and $7.4 million, respectively. As of July 31, 1997, TransTexas had no Hedge Agreements outstanding.

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)



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

     COASTAL. On October 28, 1991, The Coastal Corporation ("Coastal") filed an action against TransAmerican that was consolidated in the 49th Judicial District Court, Webb County, Texas, alleging breach of contract and tortious interference related to two gas sales contracts and a transportation agreement, seeking unspecified actual and punitive damages and injunctive relief. On April 22, 1994, the court entered a judgment adverse to TransAmerican and TransTexas requiring them to pay $1.3 million plus $0.7 million in attorneys' fees to Coastal. On May 29, 1996, the Court of Appeals affirmed the judgment. In December 1996, the Supreme Court of Texas declined to hear the appeal. The judgment was paid on May 27, 1997. Coastal executed a Release of Judgment and Judgment Lien which has been recorded in Webb and Zapata Counties.

      FROST. On November 10, 1994, Frost National Bank filed suit against TransTexas in the 111th Judicial District Court, Webb County, Texas, seeking a declaratory judgment determination that TransTexas failed to properly and accurately calculate royalties under a lease. The plaintiff had demanded $10 million plus interest. This case was settled in May 1997.

      FARIAS. On February 15, 1996, Celita Suzana Farias filed a wrongful death action in the 93rd District Court, Hidalgo County, Texas, against TransTexas and one of its contractors for fatal injuries suffered by the plaintiff's husband at the Yzaguirre Heirs #3 Well on February 13, 1996. The plaintiff alleges the defendants operated a crane in such a manner that they were negligent and grossly negligent. The plaintiff seeks unspecified damages. On March 7, 1996, the mother of the deceased TransTexas employee filed a petition in intervention also alleging negligence, gross negligence and malice and seeking unspecified damages. This litigation was settled in August 1997.

  9.  CREDIT AGREEMENTS

          TransTexas and BNY Financial Corporation are parties to an Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 31, 1995 and amended in December 1996. In connection with the Lobo Sale, the TEC Notes Offering and the Transactions described in Note 2, TransTexas and BNY entered into a waiver of the BNY Facility, pursuant to which advances under the BNY Facility are made at the sole discretion of the lender and the lender may require repayment of principal and interest at any time. As of July 31, 1997, outstanding advances under the BNY Facility totaled approximately $6.2 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or
(b) the Federal Funds Rate plus  1/2 of 1% plus (ii)  1/2 of 1%.
  Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory. TransTexas is currently negotiating an amendment and restatement of the BNY Facility.

10.  TRANSACTIONS WITH AFFILIATES

      In June 1997, certain affiliates repaid approximately $65 million owed to TransTexas.

      TransTexas sells natural gas to TARC under an interruptible long-term sales contract. Revenues from TARC under this contract totaled approximately $0.3 million and $1.5 million for the six months ended July 31, 1997

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


and 1996, respectively. The receivable from TARC for natural gas sales totaled approximately $3.0 million at July 31, 1997.

     On June 13, 1997, the Transfer Agreement was amended to eliminate TransAmerican's indemnity obligations to TransTexas other than for tax liabilities.

     On June 13, 1997, a new services agreement was entered into among TransAmerican, TEC, TARC and TransTexas. Under the new services agreement, TransTexas will provide accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican will provide advisory services to TransTexas, TARC and TEC. TARC will pay to TransTexas approximately $300,000 per month for services rendered to, and for allocated expenses paid by TransTexas on behalf of TARC and TEC. TransAmerican will pay to TransTexas approximately $20,000 per month for such services. TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican.

ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS.

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of TransTexas included elsewhere in this report.

RESULTS OF OPERATIONS

    GENERAL

          TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate, and NGLs. The profitability of TransTexas also depends on the volume of natural gas it gathers and transports, its ability to minimize finding and lifting
costs and maintaining its reserve base while maximizing production.   On May
29, 1997, TransTexas entered into and consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for a sales price of approximately $1.1 billion, subject to adjustments as provided for in the Lobo Sale Agreement. Accordingly, the Company's reported results for the three and six months ended July 31, 1997 include the effect of reduced volumes attributable to the producing properties sold as part of the Lobo Sale.

          TransTexas' operating data for the three months and six months ended July 31, 1997 and 1996, is as follows:

                                    Three Months Ended      Six Months Ended
                                         July 31,                July 31,
                                   --------------------    --------------------
                                     1997        1996        1997        1996
                                   --------    --------    --------    --------
Sales volumes:
  Gas (Bcf) (1)                        17.8        38.1        53.2        74.3
  NGLs (MMgal)                         14.3        41.1        61.7        89.3
  Condensate (MBbls)                    151         116         426         280
Average prices:
  Gas (dry)  (per Mcf) (2)         $   2.06    $   1.95    $   1.80    $   1.99
  NGLs (per gallon)                     .26         .31         .29         .31
  Condensate (per Bbl)                18.33       19.62       19.46       19.86
  Number of gross wells drilled          26          13          55          58
  Percentage of wells completed          54%         38%         58%         74%

----------------------
(1) Sales volumes for six months ended July 31, 1997 include 7.3 Bcf delivered pursuant to volumetric production payments.
(2) Average prices for the three and six months ended July 31, 1997 includes amounts delivered under volumetric production payments. The average gas price for TransTexas' undedicated production for these periods was $2.06 per Mcf and $1.91 per Mcf, respectively. Gas prices do not include the effect of hedging agreements.

  A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                      Three Months Ended      Six Months Ended
                                           July 31,              July 31,
                                      -------------------   -------------------
                                        1997       1996       1997       1996
                                      --------   --------   --------   --------
Operating costs and expenses:
   Lease                              $    4.9   $    6.2   $   12.9   $   13.0
   Pipeline                                3.2        8.1       11.4       16.3
   Natural gas liquids                     3.6       10.7       14.5       23.2
                                      --------   --------   --------   --------
                                          11.7       25.0       38.8       52.5
Taxes other than income taxes (1)          2.5        7.2        7.7       12.4
                                      --------   --------   --------   --------
   Total                              $   14.2   $   32.2   $   46.5   $   64.9
                                      ========   ========   ========   ========

----------

(1) Taxes other than income taxes include severance, property, and other taxes.

      TransTexas' average depletion rates have been as follows:

                                      Three Months Ended            Six Months Ended
                                           July 31,                     July 31,
                                   -------------------------      ----------------------
                                      1997           1996           1997         1996
                                   -----------    ----------      ---------    ---------
   Depletion rates (per Mcfe)      $      1.02    $    0 .94      $   1.04     $    0.92
                                   ===========    ==========      ========     =========

          TransTexas' Consolidated EBITDA, as defined in the Indenture, which consists of TransTexas' earnings before consolidated fixed charges (excluding capitalized interest), income taxes, depreciation, depletion, and amortization is set forth below (in millions of dollars):

                                  Three Months Ended             Six Months Ended
                                       July 31,                      July 31,
                               -------------------------      ----------------------
                                  1997           1996           1997         1996
                               -----------    ----------      ---------    ---------
   Consolidated EBITDA         $     557.4    $    143.1      $  594.3     $   204.0
                               ===========    ==========      ========     =========


THREE MONTHS ENDED JULY 31, 1997, COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1996

          Gas, condensate and NGLs revenues for the three months ended July 31, 1997 decreased $38.6 million from the comparable prior year quarter, due primarily to lower prices for and decreased volumes of natural gas and NGLs, primarily in the second quarter. The average monthly prices received per Mcf of gas, excluding amounts dedicated to volumetric production payments, ranged from $2.02 to $2.17 in the three months ended July 31, 1997, compared to a range of $2.04 to $2.37 in the same period in the prior year. The decrease in natural gas sales volumes resulted primarily from the sale of approximately 207 Bcfe of TransTexas' reserves in the Lobo Trend. As of July 31, 1997, TransTexas had a total of 105 producing wells compared to 861 at July 31, 1996. NGL sales volumes decreased as a result of decreases in the volumes of natural gas processed. Transportation revenues decreased $5.9 million over the prior year quarter due to the sale of the pipeline system.

         As a result of the Lobo Sale, the Tender Offer and the Exchange Offer, TransTexas recorded a $533 million pretax gain and a $72 million after tax extraordinary charge during the quarter ended July 31, 1997.

          Primarily as a result of the Lobo Sale, lease operating expenses, pipeline operating expenses and NGLs cost for the quarter ended July 31, 1997 decreased $1.3 million, $4.9 million and $7.1 million, respectively, over the comparable prior year period. Depreciation, depletion and amortization expense for the three months ended July 31, 1997 decreased $11.0 million due to a decrease in TransTexas' undedicated natural gas production as a result of the Lobo sale, offset by a $0.08 increase in the depletion rate. General and administrative expenses decreased approximately $3.0 million in the three months ended July 31, 1997, due primarily to lower professional fees and litigation expenses.

         Interest income for the three months ended July 31, 1997 increased approximately $4.8 million over the comparable prior year period due to increased cash balances in the current quarter. Interest expense decreased $7.9 million over the same period of the prior year primarily as a result of the retirement of the Senior Secured Notes, offset in part by an increase in the amount of interest capitalized in connection with the acquisition of undeveloped leasehold acreage.

SIX MONTHS ENDED JULY 31, 1997, COMPARED WITH THE SIX MONTHS ENDED JULY 31,
1996

   Gas, condensate and NGL revenues for the six months ended July 31, 1997 decreased by $45.5 million from the comparable period of the prior year, due primarily by decreases in gas, condensate and NGLs sales prices and gas sales volumes, offset in part by increases in condensate sales volumes. The average monthly prices received per Mcf of gas, excluding amounts dedicated to volumetric production payments, ranged from $2.29 to $1.49 in the six months ended July 31, 1997, compared to a range of $2.02 to $2.45 in the same period in the prior year. The increase in condensate sales volumes is due primarily to increased production from Trans Texas' new development areas, offset in part by the normal decline in natural gas production from the TransTexas Lobo Trend wells and the sale of the TransTexas producing properties in the Lobo Trend. NGLs sales volumes decreased as a result of decreases in the volumes of natural gas processed. Transportation revenues decreased by $4.8 million for the six months ended July 31, 1997, due primarily to decreases in volumes transported and the sale of the pipeline system.

   Lease operating expenses in the six months ended July 31, 1997 decreased by $0.1 million from the prior year period due primarily to decreases in the number of producing wells during the second quarter offset partially by an increase in salt water disposal and the initiation of a program to increase flow rates on certain TransTexas' wells through increased workovers and the installation of leased wellhead compressors. Pipeline operating expenses decreased by $4.9 due primarily to the sale of the pipeline system as part of the Lobo sale. NGLs cost decreased by $8.7 million from the comparable period in the prior year due to increases in the cost of natural gas used in NGL processing, offset by a decrease in volumes of natural gas processed. Depreciation, depletion and amortization expense for the six months ended July 31, 1997 decreased by $7.9 million due to the decrease in TransTexas' undedicated natural gas production partially offset by a $0.12 increase in the depletion rate. General and administrative expenses increased by $4.7 million due primarily to increases in wages and benefits and litigation expense. Taxes other than income taxes decreased by $4.6 million over the comparable prior year period due primarily to a decrease in ad valorem and excise taxes.

   Interest income for the six months ended July 31, 1997 increased by approximately $5.4 million over the comparable period of the prior year due to increased average cash balances. Interest expense decreased by $4.8 million primarily as a result of the retirement of the Senior Secured Notes offset in part by the accretion on subordinated notes.

   Cash flow from operating activities for the six months ended July 31, 1997 decreased by approximately $154.2 million from the prior-year period due primarily to lower net income from gas and oil production activities and repayment of production payments in connection with the Lobo Sale.

   Cash used in investing activities increased by $602.7 million due to proceeds from the sale of certain TransTexas producing properties offset in part by the increase in cash restricted for share repurchases.

   Cash flow from financing activities decreased by approximately $464.3 million due primarily to the retirement of the Senior Secured Notes offset in part by the TransTexas Intercompany Loan of $450 million.

    LIQUIDITY AND CAPITAL RESOURCES

          TransTexas makes substantial capital expenditures for the exploration, development and production of natural gas. TransTexas historically has financed its capital expenditures, debt service and working capital requirements from cash from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, its accounts receivable revolving credit facility and other financings. Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas. TransTexas from time to time enters into commodity price swap agreements to reduce its exposure to price risk in the spot market for natural gas. Proceeds from natural gas sales are received at approximately the same time that production related burdens, such as royalties, production taxes and drilling program obligations are payable. TransTexas' leverage and debt covenants may limit its ability to obtain additional financings.

          For the six months ended July 31, 1997, total capital expenditures were $206 million, including $41 million for lease acquisitions, $129 million for drilling and development and $36 million for TransTexas' gas gathering and pipeline system and other equipment and seismic acquisitions. During this period, TransTexas accelerated its exploration and development drilling program which included the successful exploration efforts in Galveston Bay, Goliad County and Brazoria County and, as a result, its capital expenditures for fiscal 1998 will significantly exceed its original anticipated amount of $220 million. Anticipated capital expenditures in fiscal 1998, including the development of the successful exploration areas will require supplementing cash flow from operations with asset sales or financings.

         On May 29, 1997, TransTexas entered into and consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TTC, its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for a sales price of approximately $1.1 billion, subject to adjustments as provided for in the Lobo Sale Agreement. Purchase price adjustments were made for, among other things: the value of certain NGLs and stored hydrocarbons; the value of gas in TTC's pipeline; prepaid expenses relating to post-effective date operations; post- closing expenses related to pre-closing operations; the value of oil and gas produced and sold between the effective date of the Lobo Sale Agreement and closing (approximately $44 million); property defects; and estimated costs associated with liabilities discovered before closing.
Purchase price adjustments made at the closing of the Lobo Sale are subject to
a review, reconciliation and resolution process.   With proceeds from the Lobo
Sale, TransTexas repaid certain indebtedness and other obligations, including
production payments, in an aggregate amount of approximately $84 million.   The
remaining net proceeds have been or will be used for the redemption or repurchase of the Senior Secured Notes and for general corporate purposes.

          On June 13, 1997, TEC completed a private offering (the "TEC Notes Offering") of $475 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "TEC Senior Secured Notes") and $1.13 billion aggregate principal amount of 13% Senior Secured Discount Notes due 2002 (the "TEC Senior Secured Discount Notes" and, together with the TEC Senior Secured Notes, the "TEC Notes") for net proceeds of approximately $1.3 billion.

         With the proceeds of the TEC Notes Offering, TEC made intercompany loans to TransTexas in the principal amount of $450 million (the "TransTexas Intercompany Loan") and to TARC in the original amount of $676 million (the "TARC Intercompany Loan" and, together with the TransTexas Intercompany Loan, the "Intercompany Loans"). The promissory note evidencing the TransTexas Intercompany Loan (i) bears interest at a rate of 10 7/8% per annum, payable semi-annually in cash in arrears and (ii) is secured initially by a security interest in substantially all of the assets of TransTexas other than inventory, receivables and equipment. The promissory note evidencing the TARC Intercompany Loan (i) accretes principal at the rate of 16% per annum, compounded semi-annually, until June 15, 1999 to a final accreted value of $920 million, and thereafter pays interest semi-annually in cash in arrears on the accreted value thereof, at a rate of 16% per annum and (ii) is secured initially by a security interest in substantially all of TARC's assets other than inventory, receivables and equipment. The Intercompany Loans will mature
on June 1, 2002.   The Intercompany Loan Agreements contain certain restrictive covenants including, among others, limitations on incurring additional debt,
asset sales, dividends and transactions with affiliates.   Upon the occurrence
of a Change of Control (as defined), TEC will be required to make an offer to purchase all of the outstanding TEC Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, or, in the case of any such offer to purchase the TEC Senior Secured Discount Notes prior to June 15, 1999, at a price equal to 101% of the accreted value thereof, in each case, to and including the date of purchase. Pursuant to the terms of the Intercompany Loans, TEC may require TransTexas and TARC to pay a pro rata share of the purchase price paid by TEC. See " Potential Effects of a Change of Control."

         On June 13, 1997, TransTexas completed a tender offer for its Senior Secured Notes for 111 1/2% of their principal amount (plus accrued and unpaid interest). Approximately $785.4 million principal amount of Senior Secured
Notes were tendered and accepted by TransTexas.   The Senior Secured Notes
remaining outstanding were called for redemption on June 30, 1997 pursuant to the terms of the Senior Secured Notes Indenture.

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

          TransTexas has implemented a stock repurchase program pursuant to which it plans to repurchase common stock from its public stockholders and from its affiliates, including TEC and TARC, in an aggregate amount of approximately $399 million in value of stock purchased. It is anticipated that TransTexas will acquire four times the number of shares from its affiliated stockholders than it acquires from its public stockholders. Shares may be purchased through open market purchases, negotiated transactions or tender offers, or a combination of the above. It is anticipated that the price paid to affiliated stockholders will equal the weighted average price paid to purchase shares from the public stockholders. As of July 31, 1997, approximately 3.1 million shares had been repurchased from public stockholders for an aggregate purchase price of approximately $49.6 million. As of September 15, 1997, approximately 0.8 million additional shares had been repurchased from public stockholders for an aggregate purchase price of approximately $11.8 million, and approximately 12.6 million shares had been repurchased from TARC and TEC for an aggregate purchase price of approximately $201 million.

          TransTexas and BNY Financial Corporation are parties to an Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 31, 1995 and amended in December 1996. In connection with the Lobo Sale, the TEC Notes Offering and the Transactions described in Note 2 of Notes to Condensed Consolidated Financial Statements, TransTexas and BNY entered into a waiver of the BNY Facility, pursuant to which advances under the BNY Facility are made at the sole discretion of the lender and the lender may require repayment of principal and interest at any time. As of July 31, 1997, outstanding advances under the BNY Facility totaled approximately $6.2 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory. TransTexas is currently negotiating an amendment and restatement of the BNY Facility.

         During the months of April and May 1997, TransTexas obtained additional financing in the aggregate amount of approximately $45.8 million, of which approximately $21.0 million remains outstanding. Proceeds from these transactions, net of current maturities, were used to pay certain short-term obligations outstanding at January 31, 1997.

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

         Based upon independent legal advice, TransTexas has determined that it will not report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that TransTexas' position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $230 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 9%) on the tax and penalties (if any). The Tax Allocation Agreement has been amended so that TransAmerican will become obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group, thus, may be required to pay the tax. TransTexas has reserved approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal tax liability that TransAmerican might not be able to pay. If TransTexas were required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

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

          TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions. TransTexas paid approximately $5.4 million of such tax as of the closing of the Lobo Sale and will pay a substantial amount of the remaining tax within the ensuing 12-month period

    POTENTIAL EFFECTS OF A CHANGE OF CONTROL

     The Subordinated Notes Indenture provides that, upon the occurrence of a Change of Control, each holder of the Subordinated Exchange Notes will have the right to require TransTexas to repurchase such holder's Notes at 101% of the principal amount thereof plus accrued and unpaid interest. Pursuant to the terms of the TransTexas Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TransTexas to repay the principal of the TransTexas Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Notes Indenture. Such pro rata share would be calculated using the ratio of the outstanding principal amount of the TransTexas Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan. A Change of Control would be deemed to occur under the Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances pursuant to which any person or group other than John R. Stanley and his wholly owned subsidiaries or the TEC Indenture Trustee is or become the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, and during the 90 days thereafter, the rating of the notes is downgraded or withdrawn. A Change of Control would be deemed to occur under the TransTexas Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TransTexas, or TARC including any circumstance pursuant to which (i) any person or group, other than John R. Stanley and his wholly-owned subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TransTexas' or TARC's capital stock, respectively, but less than 50% of the total voting stock or economic value of TransTexas or TARC, respectively, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TEC Notes Indenture may result in a "change of control" of TransTexas under the terms of TransTexas' credit facility (the "BNY Facility") and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At July 31, 1997, TransTexas had approximately $26.6 million of indebtedness (excluding the Senior Secured Notes and the Subordinated Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with the Senior Secured Notes Tender Offer, TransTexas obtained consents from holders of the Senior Secured Notes to certain waivers under, and amendments to the Senior Secured Notes Indenture, which eliminate or modify certain restrictive covenants and other provisions contained in the Senior Secured Notes Indenture.

        On June 19, 1997, TransTexas completed an exchange offer, pursuant to which it exchanged approximately $115.8 million aggregate principal amount of its 13 3/4% Senior Subordinated Notes due 2001 ("Subordinated Exchange Notes") for all of its Series A Senior Subordinated Notes due 2003 (the "Subordinated Notes"). Jefferies & Company, Inc. acted as Dealer Manager for the exchange offer which was made solely to holders of the Subordinated Notes, in reliance on the exemption from registration in Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

        The TransTexas Intercompany Loan Agreement and the indenture governing the Subordinated Exchange Notes contain certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, the payment of dividends and transactions with affiliates.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

       4.1 Second Supplemental Indenture dated June 13, 1997 between TransTexas, as issuer, and Firstar Bank of Minnesota, N.A., as trustee (filed as Exhibit 4.1 to TransTexas' current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

       4.2 Indenture dated June 13, 1997 governing TransTexas' Senior Subordinated Notes due 2001 between TransTexas, as issuer, and Bank One, N.A., as trustee (filed as Exhibit 4.1 to TransTexas' registration statement on Form S-4 (333-33803), and incorporated herein by reference thereto).

       4.3 Registration Rights Agreement dated June 13, 1997 between TransTexas and the holders of TransTexas' Senior Subordinated Notes due 2001 (filed as Exhibit 4.2 to TransTexas' registration statement on Form S-4 (333- 33803), and incorporated herein by reference thereto).

       4.4 Loan Agreement dated June 13, 1997 between the Company and TEC (filed as Exhibit 4.4 to TransTexas' current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

       4.5 Security and Pledge Agreement dated June 13, 1997 by the Company in favor of TEC (filed as Exhibit 4.5 to TransTexas' current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

       4.6 Disbursement Agreement dated June 13, 1997 among the Company, TEC and Firstar Bank of Minnesota, as disbursement agent and Trustee (filed as Exhibit 4.6 to TransTexas' current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

       4.7 Forms of Mortgage dated June 13, 1997 between TransTexas and TransAmerican Energy Corporation, (filed as Exhibit 4.6 to TransTexas' registration statement on Form S-4 (333-33803), and incorporated herein by reference thereto).

       4.8 First Supplemental Indenture dated as of September 2, 1997, between TransTexas, as issuer, and Bank One, N.A., as trustee (filed as Exhibit 4.7 to TransTexas' registration statement on Form S-4 (333-33803), and incorporated herein by reference thereto).

      10.1 Interruptible Gas Transportation Agreement dated effective March 1, 1997 between TransTexas, as shipper, and Lobo Pipeline Company, as transporter.

      10.2 Intrastate Firm Gas Transportation Agreement dated effective March 1, 1997 between TransTexas, as shipper, and Lobo Pipeline Company, as transporter.

      10.3 Master Services Contract dated May 30, 1997 between Conoco Inc. and TransTexas.

      10.4 Agreement for Services dated effective March 1, 1997 between Conoco Inc. and TransTexas.

      10.5 Services Agreement dated June 13, 1997 among TNGC Holdings Corporation, TransAmerican, TEC, TARC, TransTexas and TTXD.

      10.6  Amendment No. 3 to Tax Allocation Agreement dated May 29, 1997.

      10.7  Amendment No. 4 to Tax Allocation Agreement dated June 13, 1997.

      10.8  Amendment No. 2 to Transfer Agreement dated May 29, 1997.

      10.9  Amendment No. 3 to Transfer Agreement dated June 13, 1997.

      15.1 Letter of Independent Accountants regarding awareness of incorporation by reference.

      27.1  Financial Data Schedule


(b)   REPORTS ON FORM 8-K

      On May 15, 1997, the Company filed a current report on Form 8-K dated May 14, 1997 to report under Item 5 the announcement of the Senior Secured Notes Tender Offer.

      On June 13, 1997, the Company filed a current report on Form 8-K dated May 29, 1997 to report under Item 2 the Lobo Sale. Pro forma financial statements were filed as a part of the report.

      On August 18, 1997, the Company filed a current report on Form 8-K dated June 13, 1997 to report under Item 5 the completion of the TEC Notes Offering
and related transactions.   Pro forma financial statements were filed as an
exhibit to this report.

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



                                           TRANSTEXAS GAS CORPORATION
                                                 (Registrant)





                                           By:  /s/ Edwin B. Donahue
                                              --------------------------------
                                              Edwin B. Donahue, Vice President
                                                and Chief Financial Officer


September 15, 1997

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                         EXHIBIT
-------                        -------
    4.1      Second Supplemental Indenture dated June 13, 1997 between
             TransTexas, as issuer, and Firstar Bank of Minnesota, N.A., as trustee (filed as Exhibit 4.1 to TransTexas' current report on
             Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

    4.2      Indenture dated June 13, 1997 governing TransTexas' Senior
             Subordinated Notes due 2001 between TransTexas, as issuer, and Bank One, N.A., as trustee (filed as Exhibit 4.1 to TransTexas' registration statement on Form S-4 (333-33803), and incorporated herein by reference thereto).

     4.3     Registration Rights Agreement dated June 13, 1997 between
             TransTexas and the holders of TransTexas' Senior Subordinated
             Notes due 2001 (filed as Exhibit 4.2 to TransTexas' registration statement on Form S-4 (333- 33803), and incorporated herein by reference thereto).

     4.4     Loan Agreement dated June 13, 1997 between the Company and TEC
             (filed as Exhibit 4.4 to TransTexas' current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

     4.5 Security and Pledge Agreement dated June 13, 1997 by the Company in favor of TEC (filed as Exhibit 4.5 to TransTexas' current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

     4.6 Disbursement Agreement dated June 13, 1997 among the Company, TEC and Firstar Bank of Minnesota, as disbursement agent and Trustee
             (filed as Exhibit 4.6 to TransTexas' current report on Form 8-K dated June 13, 1997, and incorporated herein by reference thereto).

     4.7     Forms of Mortgage dated June 13, 1997 between TransTexas and
             TransAmerican Energy Corporation,  (filed as Exhibit 4.6 to
             TransTexas' registration statement on Form S-4 (333-33803), and incorporated herein by reference thereto).

     4.8 First Supplemental Indenture dated as of September 2, 1997, between TransTexas, as issuer, and Bank One, N.A., as trustee
             (filed as Exhibit 4.7 to TransTexas' registration statement on Form S-4 (333-33803), and incorporated herein by reference thereto).

   10.1      Interruptible Gas Transportation Agreement dated effective March
             1, 1997 between TransTexas, as shipper, and Lobo Pipeline Company, as transporter.

   10.2      Intrastate Firm Gas Transportation Agreement dated effective March
             1, 1997 between TransTexas, as shipper, and Lobo Pipeline Company, as transporter.

   10.3      Master Services Contract dated May 30, 1997 between Conoco Inc.
             and TransTexas.

   10.4      Agreement for Services dated effective March 1, 1997 between
             Conoco Inc. and TransTexas.

   10.5      Services Agreement dated June 13, 1997 among TNGC Holdings
             Corporation, TransAmerican, TEC, TARC, TransTexas and TTXD.

   10.6      Amendment No. 3 to Tax Allocation Agreement dated May 29, 1997.

   10.7      Amendment No. 4 to Tax Allocation Agreement dated June 13, 1997.

   10.8      Amendment No. 2 to Transfer Agreement dated May 29, 1997.

   10.9      Amendment No. 3 to Transfer Agreement dated June 13, 1997.

   15.1 Letter of Independent Accountants regarding awareness of incorporation by reference.

   27.1      Financial Data Schedule