Form 10-Q
period 1997-10-31
TRANSTEXAS GAS CORP
filed 1997-12-15
CIK 904977

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


                For the quarterly period ended October 31, 1997

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

         The number of shares of common stock of the registrant outstanding on December 15, 1997 was 57,515,566.


================================================================================

                         TRANSTEXAS GAS CORPORATION

                              TABLE OF CONTENTS




                                                                            Page

                                    PART I.
                             FINANCIAL INFORMATION

Item 1.   Financial Statements
            Report of Independent Accountants                                  2

            Condensed Consolidated Balance Sheet as of October 31, 1997
              and January 31, 1997                                             3

            Condensed Consolidated Statement of Operations for the three
              and nine months ended October 31, 1997 and 1996                  4

            Condensed Consolidated Statement of Cash Flows for the nine
              months ended October 31, 1997 and 1996                           5

            Notes to Condensed Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          24



                                    PART II.
                               OTHER INFORMATION

Item 1.   Legal Proceedings                                                   25


Item 6.   Exhibits and Reports on Form 8-K                                    26

Signature                                                                     27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of TransTexas Gas Corporation

    We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation as of October 31, 1997 and the related condensed consolidated statements of operations for the three and nine months ended October 31, 1997 and 1996 and cash flows for the nine months ended October 31,
1997 and 1996.   These financial statements are the responsibility of the
Company's management.

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



                                                        COOPERS & LYBRAND L.L.P.


Houston, Texas
December 15, 1997

                           TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                           OCTOBER 31,         JANUARY 31,
                                                                              1997                1997
                                                                           -----------         -----------

                             ASSETS
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . .      $    3,513         $   23,561
  Cash restricted for interest  . . . . . . . . . . . . . . . . . . .              --             46,000
  Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . .          30,538             78,660
  Receivable from affiliates  . . . . . . . . . . . . . . . . . . . .              --              3,248
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,784             12,481
  Other current assets (Note 4)   . . . . . . . . . . . . . . . . . .          11,030             24,984
                                                                              -------         ----------
       Total current assets   . . . . . . . . . . . . . . . . . . . .          61,865            188,934
                                                                              -------         ----------

Property and equipment  . . . . . . . . . . . . . . . . . . . . . . .       1,325,422          2,280,880
Less accumulated depreciation, depletion and amortization   . . . . .         697,862          1,434,487
                                                                           ----------         ----------

  Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $122,709 and
    $158,973 are excluded from amortization at October 31, 1997
    and January 31, 1997, respectively  . . . . . . . . . . . . . . .          627,560          846,393
                                                                           -----------       ----------

Cash restricted for share repurchases (Note 2)  . . . . . . . . . . .          136,879               --
Other assets, net   . . . . . . . . . . . . . . . . . . . . . . . . .           17,561           17,825
                                                                           -----------       ----------
                                                                           $   843,865       $1,053,152
                                                                           ===========       ==========


              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt  . . . . . . . . . . . . . . .      $     9,726       $    5,787
  Accounts payable    . . . . . . . . . . . . . . . . . . . . . . . .           70,571           28,150
  Accrued interest payable to affiliate   . . . . . . . . . . . . . .           18,759               --
  Accrued liabilities (Note 5)  . . . . . . . . . . . . . . . . . . .           38,317           83,411
                                                                           -----------       ----------
       Total current liabilities    . . . . . . . . . . . . . . . . .          137,373          117,348
                                                                           -----------       ----------

Long-term debt, less current maturities . . . . . . . . . . . . . . .           12,015            8,775
Production payments, less current portion . . . . . . . . . . . . . .            6,696           11,931
Note payable to affiliate . . . . . . . . . . . . . . . . . . . . . .          453,000               --
Senior secured notes  . . . . . . . . . . . . . . . . . . . . . . . .               --          800,000
Subordinated notes  . . . . . . . . . . . . . . . . . . . . . . . . .          115,815          101,092
Revolving credit agreement  . . . . . . . . . . . . . . . . . . . . .           11,329           26,268
Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . .               --           54,554
Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . .           53,237           31,367
Payable to affiliates . . . . . . . . . . . . . . . . . . . . . . .              1,087           19,621
Other liabilities (Note 6)  . . . . . . . . . . . . . . . . . . . . .           13,933           32,991

Commitments and contingencies (Note 3)  . . . . . . . . . . . . . . .               --               --

Stockholders' equity:
  Common stock, $0.01 par value, 100,000,000 shares authorized,
    57,515,566 shares issued and outstanding  . . . . . . . . . . . .              740              740
  Additional paid-in capital (capital deficit)  . . . . . . . . . . .           22,820         (123,524)
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . .          278,225           31,267
                                                                           -----------      -----------
                                                                               301,785          (91,517)
  Treasury stock, at cost, 16,484,434 shares  . . . . . . . . . . . .         (262,405)              --
  Less advances to affiliates   . . . . . . . . . . . . . . . . . . .               --          (59,278)
                                                                           -----------     ------------
       Total stockholders' equity (deficit)   . . . . . . . . . . . .           39,380         (150,795)
                                                                           -----------     ------------
                                                                           $   843,865     $  1,053,152
                                                                           ===========     ============


     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             OCTOBER 31,                      OCTOBER 31,
                                                    --------------------------       ---------------------------
                                                       1997            1996             1997            1996
                                                    ----------      ----------       ----------      -----------

Revenues:
  Gas, condensate and natural gas liquids   . .     $   28,347      $   70,993       $  140,517      $   228,694
  Transportation  . . . . . . . . . . . . . . .             --           8,928           12,055           25,798
  Gains on the sale of assets   . . . . . . . .          7,482              80          540,411            7,842
  Other   . . . . . . . . . . . . . . . . . . .          1,404             103            2,021              460
                                                    ----------      ----------       ----------      -----------
    Total revenues  . . . . . . . . . . . . . .         37,233          80,104          695,004          262,794
                                                    ----------      ----------       ----------      -----------

Costs and expenses:
  Operating   . . . . . . . . . . . . . . . . .          7,113          25,819           45,938           78,305
  Depreciation, depletion and amortization  . .         13,247          30,811           67,219           92,356
  General and administrative  . . . . . . . . .          5,170          15,535           29,693           35,324
  Taxes other than income taxes   . . . . . . .          2,117           2,081            9,845           14,457
  Litigation settlement   . . . . . . . . . . .             --              --               --          (96,000)
                                                    ----------      -----------      ----------      -----------
    Total costs and expenses  . . . . . . . . .         27,647          74,246          152,695          124,442
                                                    ----------      ----------       ----------      -----------
    Operating income  . . . . . . . . . . . . .          9,586           5,858          542,309          138,352
                                                    ----------      ----------       ----------      -----------

Other income (expense):
  Interest income   . . . . . . . . . . . . . .          3,999           1,020           11,286            2,944
  Interest expense, net   . . . . . . . . . . .        (15,620)        (21,333)         (62,823)         (73,382)
                                                    ----------      ----------       ----------      -----------
    Total other income (expense)  . . . . . . .        (11,621)        (20,313)         (51,537)         (70,438)
                                                    ----------      ----------       ----------      -----------
    Income (loss) before income taxes and
         extradordinary item. . . . . . . . . .         (2,035)        (14,455)         490,772           67,914
Income taxes (benefit)  . . . . . . . . . . . .           (712)         (5,059)         171,771            2,729
                                                    ----------      ----------       ----------      -----------
    Income (loss) before income taxes and
         extraordinary item . . . . . . . . . .         (1,323)         (9,396)         319,001           65,185
Extraordinary item - early extinguishment   . .
    of debt (net of income tax benefit of $38,793)          74              --          (72,043)              --
                                                    ----------      ----------       ----------      -----------
    Net income (loss)   . . . . . . . . . . . .     $   (1,249)     $   (9,396)      $  246,958      $    65,185
                                                    ==========      ==========       ==========      ===========

Net income (loss) per common share:
    Income (loss) before extraordinary item . .     $    (0.02)     $    (0.13)   $       4.55       $      0.88
    Extraordinary item  . . . . . . . . . . . .             --              --           (1.03)               --
                                                    ----------      ----------    ------------       -----------
            Net income (loss) per common share.     $    (0.02)     $    (0.13)   $       3.52       $      0.88
                                                    ==========      ==========    ============       ===========

Weighted average number of shares outstanding .     63,404,675      74,000,000      70,082,047         74,000,00
                                                    ==========      ==========    ============       ===========





     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                      OCTOBER 31,
                                                                            ------------------------------
                                                                                1997               1996
                                                                            ------------       -----------
Operating activities:
  Net income    . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   246,958        $    65,185
  Adjustments to reconcile net income to net cash provided by operating activities:
    Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . .            72,043                 --
    Depreciation, depletion and amortization  . . . . . . . . . . . .            67,219             92,356
    Amortization of debt issue costs  . . . . . . . . . . . . . . . .             1,879              7,654
    Accretion on subordinated notes   . . . . . . . . . . . . . . . .             4,941                 --
    Gains on the sale of assets   . . . . . . . . . . . . . . . . . .          (540,411)            (7,842)
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . .           171,771            (14,242)
    Proceeds from volumetric production payment   . . . . . . . . . .                --             58,621
    Repayment of volumetric production payments   . . . . . . . . . .           (45,134)                --
    Amortization of deferred revenue  . . . . . . . . . . . . . . . .            (9,420)           (27,070)
    Changes in assets and liabilities:
     Accounts receivable  . . . . . . . . . . . . . . . . . . . . .              48,122             (9,759)
     Receivable from affiliates   . . . . . . . . . . . . . . . . .               3,248                697
     Inventories    . . . . . . . . . . . . . . . . . . . . . . . .              (4,300)              (617)
     Other current assets   . . . . . . . . . . . . . . . . . . . .               9,954              2,837
     Accounts payable   . . . . . . . . . . . . . . . . . . . . . .              23,826              2,225
     Accrued interest payable to affiliate. . . . . . . . . . . . .              18,759                 --
     Accrued liabilities  . . . . . . . . . . . . . . . . . . . . .             (47,924)            27,058
     Transactions with affiliates, net  . . . . . . . . . . . . . .                (811)           (23,500)
     Other assets   . . . . . . . . . . . . . . . . . . . . . . . .                 255             (1,312)
     Other liabilities  . . . . . . . . . . . . . . . . . . . . . .               4,680             (9,464)
                                                                            -----------        -----------
        Net cash provided by operating activities . . . . . . . . .              25,655            162,827
                                                                            -----------        -----------

Investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . .            (316,706)          (201,630)
  Proceeds from the sale of assets  . . . . . . . . . . . . . . . .           1,035,188             91,559
  Advances to affiliates  . . . . . . . . . . . . . . . . . . . . .             (13,304)           (24,750)
  Payment of advances by affiliate  . . . . . . . . . . . . . . . .              56,354                 --
  Increase in cash restricted for interest  . . . . . . . . . . . .                  --            (46,000)
  Withdrawals from cash restricted for interest   . . . . . . . . .              46,000             46,000
  Increase in cash restricted for share repurchases   . . . . . . .            (399,284)                --
  Withdrawals from cash restricted for share repurchases  . . . . .             262,405                 --
                                                                            -----------        -----------
        Net cash provided (used) by investing activities  . . . . .             670,653           (134,821)
                                                                            -----------        -----------

Financing activities:
  Issuance of dollar-denominated production payments. . . . . . . .              20,977             16,903
  Principal payments on production payments   . . . . . . . . . . .             (27,472)           (34,348)
  Issuance of note payable to affiliate . . . . . . . . . . . . . .             453,000                 --
  Issuance of long-term debt  . . . . . . . . . . . . . . . . . . .              14,946             25,480
  Principal payments on long-term debt  . . . . . . . . . . . . . .              (7,767)           (17,827)
  Revolving credit agreement, net   . . . . . . . . . . . . . . . .             (14,939)            (5,534)
  Debt issue costs  . . . . . . . . . . . . . . . . . . . . . . . .                (696)            (4,284)
  Retirement of senior secured notes  . . . . . . . . . . . . . . .            (892,000)                --
  Purchases of treasury stock   . . . . . . . . . . . . . . . . . .            (262,405)                --
                                                                            -----------        -----------
        Net cash used by financing activities . . . . . . . . . . .            (716,356)           (19,610)
                                                                            -----------        -----------
        Increase (decrease) in cash and cash equivalents  . . . . .             (20,048)             8,396
Beginning cash and cash equivalents . . . . . . . . . . . . . . . .              23,561            11,248
                                                                            -----------        -----------
Ending cash and cash equivalents  . . . . . . . . . . . . . . . . .         $     3,513        $    19,644
                                                                            ===========        ===========

Noncash operating and investing activities:
  Accounts payable and other liabilities for property and equipment         $    45,787        $    24,046
  Exchange of Subordinated Notes  . . . . . . . . . . . . . . . . .             115,815                 --
  Deferred financing costs from affiliate   . . . . . . . . . . . .              12,228                 --


     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   GENERAL

         In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransTexas Gas Corporation ("TransTexas") as of October 31, 1997 and the results of its operations and cash flows for the interim periods ended October 31, 1997 and 1996. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in TransTexas' annual report on Form 10-K for the period ended January 31, 1997. Unless otherwise noted, the term "TransTexas" refers to TransTexas Gas Corporation and its subsidiaries as of October 31, 1997, TransTexas Exploration Corporation ("TTEX"), TransTexas Drilling Services, Inc. ("TTXD"), TransTexas Energia de Mexico, S.A. de C.V. and TransTexas Gas Corporation - Liberia. TransTexas is a subsidiary of TransAmerican Energy Corporation ("TEC") and indirectly a subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican"). TransAmerican Refining Corporation ("TARC") is a subsidiary of TEC.

    LIQUIDITY

         Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas. TransTexas' debt covenants may limit its ability to obtain additional financing or to sell properties, and there is no assurance that cash flow from operations will be sufficient to fund capital and debt service requirements.

         TransTexas makes substantial capital expenditures for the exploration and development of natural gas reserves. TransTexas historically has financed its capital expenditures, debt service and working capital requirements with cash from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, an accounts receivable revolving credit facility and other financings.

         For the nine months ended October 31, 1997, total capital expenditures were $317 million, including $45 million for lease acquisitions, $206 million for drilling and development and $66 million for TransTexas' gas gathering and pipeline system and other equipment and seismic acquisitions. Additional capital expenditures of $60 million are anticipated for the fourth quarter. During fiscal 1998, TransTexas accelerated its exploration and development drilling program, which included the successful exploration efforts in Galveston Bay, Goliad County and Brazoria County and, as a result, its capital expenditures for fiscal 1998 have significantly exceeded its original anticipated amount of $220 million. In addition, TransTexas is developing several oil and gas prospects with the potential to increase production and cash flow from operations, but which require capital expenditures in excess of projected cash flow over at least the next twelve months. To finance these capital expenditure requirements and reduce its working capital deficit, TransTexas intends to supplement its cash flow from operations with a combination of asset sales and financings. There is no assurance that adequate funds can be obtained on a timely basis from such sources. Failure to obtain adequate funds for capital expenditures could have a material adverse effect on financial position, results of operations and cash flows.

    RECENTLY ISSUED PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement will be adopted by TransTexas effective February 1, 1998. TransTexas has not determined the impact that adoption of this statement will have on the financial statements.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in financial statements. This statement will be adopted by TransTexas effective February 1, 1998. TransTexas does not believe that adoption of this statement will have a material impact on its financial statements.

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). These statements will be adopted by TransTexas effective January 31, 1998. SFAS 128 simplifies the computation of earnings per share by replacing primary and fully diluted presentations with the new basic and diluted disclosures. SFAS 129 establishes standards for disclosing information about an entity's capital structure. TransTexas does not believe that adoption of these statements will have a material impact on its financial statements.

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


         In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"), which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. SOP 96-1 was adopted by TransTexas effective February 1, 1997. The adoption of SOP 96-1 did not have a material impact on TransTexas' financial position, results of operations or cash flow.

2.   RECENT EVENTS

         LOBO SALE. On May 29, 1997, TransTexas consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for a sales price of approximately $1.1 billion, subject to adjustments as provided for in the Lobo Sale Agreement. Purchase price adjustments were made for, among other things: the value of certain NGLs and stored hydrocarbons; the value of gas in TTC's pipeline; prepaid expenses relating to post-effective date operations; post-closing expenses related to pre-closing operations; the value of oil and gas produced and sold between the effective date of the Lobo Sale Agreement and closing (approximately $44 million); property defects; and estimated costs associated with liabilities incurred before closing. Purchase price adjustments made at the closing of the Lobo Sale are subject to a review, reconciliation and resolution process. With proceeds from the Lobo Sale, TransTexas repaid certain indebtedness and other obligations, including production payments, in an aggregate amount of approximately $84 million. The remaining net proceeds have been used for the repurchase or redemption of the Senior Secured Notes and for general corporate purposes.

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

         In conjunction with the TEC Notes Offering, TransTexas completed the following transactions (collectively, the "Transactions"): (a) borrowing $450 million pursuant to an intercompany loan from TEC (the "TransTexas Intercompany Loan"); (b) a tender offer and consent solicitation (the "Tender Offer") for TransTexas' $800 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "Senior Secured Notes"); (c) an offer (the "Subordinated Notes Exchange Offer") to exchange approximately $115.8 million aggregate principal amount of new notes that pay interest in cash at the rate of 13 3/4% per annum for TransTexas' $189 million aggregate principal amount of 13 1/4% Senior Subordinated Notes due 2003 (the "Old Subordinated Notes"); and (d) commencement of a share repurchase program for shares of TransTexas' common stock (the "Share Repurchase Program") in an aggregate amount of approximately $399 million.

         INTERCOMPANY LOANS TO TRANSTEXAS AND TARC. With the proceeds of the TEC Notes Offering, TEC made the TransTexas Intercompany Loan and also made an intercompany loan to TARC (the "TARC Intercompany Loan" and, together with the TransTexas Intercompany Loan, the "Intercompany Loans"). The TransTexas Intercompany Loan (i) is in the principal amount of $450 million, (ii) bears interest at a rate of 10 7/8% per annum, payable semi-

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


annually in cash in arrears and (iii) is secured initially by a security interest in substantially all of the assets of TransTexas other than inventory, receivables and equipment. The TARC Intercompany Loan (i) is in the original amount of $676 million, (ii) accretes principal at 16% per annum, compounded semi-annually, until June 15, 1999, to a final accreted value of $920 million, and thereafter pays interest semi-annually in cash in arrears on the accreted value thereof, at a rate of 16% per annum, and (iii) is secured initially by a security interest in substantially all of TARC's assets other than inventory, receivables and equipment. The Intercompany Loans will mature on June 1, 2002. The Intercompany Loan Agreements contain certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. TEC allocated $24.9 million of debt issuance costs to TARC and $12.2 million to TransTexas which are reflected as a contribution of capital. Such costs are being amortized over the term of
the Intercompany Loans using the interest method.   Upon the occurrence of a
Change of Control (as defined), TEC will be required to make an offer to purchase all of the outstanding TEC Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, or, in the case of any such offer to purchase the TEC Senior Secured Discount Notes prior to June 15, 1999, at a price equal to 101% of the accreted value thereof, in each case, to and including the date of purchase. Pursuant to the terms of the Intercompany Loans, TEC may require TransTexas and TARC to pay a pro rata share of the purchase price paid by TEC in an offer to purchase pursuant to a Change of Control. See "Potential Effects of a Change of Control" in Note 3.

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

         SUBORDINATED NOTES EXCHANGE OFFER. On June 19, 1997, TransTexas completed the Subordinated Notes Exchange Offer, pursuant to which it exchanged approximately $115.8 million aggregate principal amount of its 13 3/4% Series C Senior Subordinated Notes due 2001 (the "Series C Subordinated Notes") for all of the Old Subordinated Notes. On October 10, 1997, the Company completed a registered exchange offer whereby it issued $115.8 million aggregate principal amount of its 13 3/4% Series D Senior Subordinated Notes due 2001 (the "Subordinated Notes") in exchange for all of the outstanding Series C Subordinated Notes. The indenture governing the Subordinated Notes includes certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates.

         As a result of the Lobo Sale, the Tender Offer and the Subordinated Notes Exchange Offer, TransTexas recorded a $540 million pretax gain and a $72 million after tax extraordinary charge during the nine months ended October 31, 1997.

         SHARE REPURCHASE PROGRAM. In June 1997, TransTexas implemented the Share Repurchase Program pursuant to which it plans to repurchase common stock from its public stockholders and from its affiliates, including TEC and TARC, in an aggregate amount of approximately $399 million in value of stock purchased. Shares may be purchased through open market purchases, negotiated transactions or tender offers, or combination of the above. It is anticipated that the price paid to affiliated stockholders will equal the weighted average price paid to purchase shares from the public stockholders. As of October 31, 1997, approximately 3.9 million shares had been repurchased from public stockholders for an aggregate purchase price of approximately $61.4 million, and approximately 12.6 million shares had been repurchased from TARC and TEC for an aggregate purchase price of approximately $201 million.

         TRANSTEXAS DISBURSEMENT ACCOUNT. Pursuant to a disbursement agreement (the "Disbursement Agreement") among TransTexas, TEC, the TEC Indenture Trustee, and Firstar Bank of Minnesota, N.A. as

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


disbursement agent, approximately $399 million of the proceeds of the TransTexas Intercompany Loan was placed in an account (the "Disbursement Account") to be held and invested by the disbursement agent until disbursed. Funds in the Disbursement Account will be disbursed to TransTexas as needed to fund the
Share Repurchase Program.  TransTexas may at any time request disbursement of
interest earned on the funds in the Disbursement Account.   The Disbursement
Account is classified as "cash restricted for share repurchases" in the accompanying condensed consolidated balance sheet. As of October 31, 1997, approximately $262.4 million had been disbursed for use in the Share Repurchase Program.

3.   COMMITMENTS AND CONTINGENCIES

   LEGAL PROCEEDINGS

        ALAMEDA. On May 22, 1993, Alameda Corporation ("Alameda") sued TransAmerican in the 234th Judicial District Court, Harris County, Texas, claiming that TransAmerican failed to account to Alameda for a share of the proceeds TransAmerican received in a 1990 settlement of litigation with El Paso Natural Gas Company ("El Paso"), and that TransAmerican has been unjustly enriched by its failure to share such proceeds with Alameda. On September 20, 1995, the jury rendered a verdict in favor of TransAmerican. Alameda appealed to the Fourteenth Court of Appeals, which affirmed the trial court judgment in favor of TransAmerican. Alameda's motion for rehearing was denied, and Alameda has appealed to the Texas Supreme Court.

        ARABIAN OFFSHORE PARTNERS. On June 27, 1997, Arabian Offshore Partners filed a lawsuit against TransTexas in the 14th Judicial District Court, Dallas County, Texas, seeking $20 million in damages in connection with TransTexas' refusal to proceed with the acquisition of two jack-up drilling rigs. TransTexas' motion for summary judgment is pending before the court.

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

        BRIONES. In an arbitration proceeding, Jesus Briones, a lessor, claimed that one of TransTexas' wells on adjacent lands had been draining natural gas from a portion of his acreage leased to TransTexas on which no well had been drilled. On October 31, 1995, the arbitrator decided that drainage had occurred. On June 3, 1996, the arbitrator issued a letter indicating that drainage damages would be awarded to Briones in the amount of approximately $1.4 million. The arbitrator entered his award of damages on June 27, 1996.
On July 3, 1996, TransTexas filed a petition in the 49th Judicial District Court, Zapata County, Texas, to vacate the arbitrator's award. Briones also filed a petition to confirm the arbitrator's award. In April 1997, the court granted Briones' motion for summary judgment. In August 1997, the court entered a final judgment for Briones in the amount of approximately $1.6 million. The court amended the final judgment and denied TransTexas' motion for new trial in October 1997. TransTexas has filed a revised motion for new trial.

        FINKELSTEIN. On April 15, 1990, H.S. Finkelstein filed suit against TransAmerican in the 49th Judicial District Court, Zapata County, Texas, alleging that TransAmerican failed to pay royalties and improperly marketed oil and gas produced from certain leases. On September 27, 1994, the plaintiff added TransTexas as an additional

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


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

        On April 22, 1991, Finkelstein filed a separate suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiff and seeking damages and attorneys' fees in excess of $33.7 million. On November 18, 1993, the plaintiff added TransTexas as an additional defendant. The parties arbitrated this matter in January 1997. A partial decision from the arbitration panel has been rendered in favor of Finkelstein. Although the amount of damages has yet to be determined under the panel's decision, such amount will be substantially less than that originally sought by plaintiff.

        GENERAL. TransTexas is also a named defendant in other ordinary course, routine litigation incidental to its business. These matters, individually and in the aggregate, amount to significant potential liability. The resolution in any reporting period of one or more of these matters in a manner adverse to TransTexas could have a material adverse effect on TransTexas' results of operations and cash flows for that period. Although the outcome of these lawsuits cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position. At October 31, 1997, the possible range of estimated losses related to all of the aforementioned claims, in addition to the estimates accrued by TransTexas is $0 to $36 million. Litigation expense, including legal fees, totaled approximately $0.5 million and $8.0 million for the three months ended October 31, 1997 and 1996, respectively, and approximately $11.9 million and $15.0 million for the nine months ended October 31, 1997 and 1996.

   ENVIRONMENTAL MATTERS

        TransTexas' operations and properties are subject to extensive federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials into the environment. Permits are required for various TransTexas' operations, and these permits are subject to revocation, modification, and renewal by issuing authorities. TransTexas also is subject to federal, state, and local laws and regulations that impose liability for the cleanup or remediation of property that has been contaminated by the discharge or release of hazardous materials or wastes into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunctions, or both. It is not anticipated that TransTexas will be required in the near future to expend amounts that are material to the financial condition or operations of TransTexas by reason of environmental laws and regulations, but because such laws and regulations are frequently changed and, as a result, may impose increasingly strict requirements, TransTexas is unable to predict the ultimate cost of complying with such laws and regulations.

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

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


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

    POTENTIAL TAX LIABILITY

        Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service (the "IRS") regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion
applies to the cancellation of TransAmerican's indebtedness.   However, due to
factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that such challenge would not be upheld. Under an agreement between TransTexas, TransAmerican and certain of TransAmerican's subsidiaries (the "Tax Allocation Agreement"), TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. As a member of the TNGC Consolidated Group (defined below), each of TransTexas, TEC and TARC will be severally liable for any tax liability resulting from the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and 1995. At this time, it is not possible to predict the scope of the IRS' review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

        Based upon independent legal advice, TransTexas has determined that it will not report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that TransTexas' position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $250 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 9%) on the tax and penalties (if any). The Tax Allocation Agreement has been amended so that TransAmerican will become obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group, thus, may be required to pay the tax. TransTexas has reserved approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion
of the federal tax liability that TransAmerican might not be able to pay.   If
TransTexas

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


were required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

        Under certain circumstances, TransAmerican or TEC may sell or otherwise dispose of shares of common stock of the Company. If, as a result of any sale or other disposition of the Company's common stock, the aggregate ownership of TransTexas by members of the TNGC Consolidated Group (excluding TransTexas) is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes ("Deconsolidation") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement. Further, if TEC or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TNGC Consolidated Group, which represents more than 20% of the voting power or equity value of TARC, then a Deconsolidation of TARC would occur. A Deconsolidation of TARC would result in a Deconsolidation of TransTexas if the TNGC Consolidated Group, excluding TARC, does not then own at least 80% of the voting power and equity value of TransTexas. Upon a Deconsolidation of TransTexas, members of the TNGC Consolidated Group that own TransTexas' common stock could incur a substantial amount of federal income tax liability. If such Deconsolidation occurred during the fiscal year ending January 31, 1998, the aggregate amount of this tax liability is estimated to be between $50 million and $100 million, assuming no reduction for tax attributes of the TNGC Consolidated Group. However, such tax liability generally would be substantially reduced or eliminated in the event that the IRS successfully challenged TransTexas' position on the Lobo Sale.
Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that each TNGC Consolidated Group member will have the ability to satisfy any tax obligation attributable to the Transactions at the time due and, therefore, other members of the group, including TEC, TransTexas or TARC, may be required to pay the tax.

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

     POTENTIAL EFFECTS OF A CHANGE OF CONTROL

         The Subordinated Notes Indenture provides that, upon the occurrence of a Change of Control, each holder of the Subordinated Notes will have the right to require TransTexas to repurchase such holder's Notes at 101% of the principal amount thereof plus accrued and unpaid interest. Pursuant to the terms of the TransTexas Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TransTexas to repay the principal of the TransTexas Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Notes Indenture. Such pro rata share would be calculated using the ratio of the outstanding principal amount of the TransTexas Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan. A Change of Control would be deemed to occur under the Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


pursuant to which any person or group other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or become the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, and during the 90 days thereafter, the rating of the notes is downgraded or withdrawn. A Change of Control would be deemed to occur under the TransTexas Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TransTexas, or TARC including any circumstance pursuant to which (i) any person or group, other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TransTexas' or TARC's capital stock, respectively, but less than 50% of the total voting stock or economic value of TransTexas or TARC, respectively, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TEC Notes Indenture may result in a "change of control" of TransTexas under the terms of the BNY Facility and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At October 31, 1997, TransTexas had approximately $29.7 million of indebtedness (excluding the Senior Secured Notes and the Subordinated Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

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

4.   OTHER CURRENT ASSETS

         The major components of other current assets are as follows (in thousands of dollars):

                                                                          October 31,       January 31,
                                                                              1997              1997
                                                                          -----------       -----------
     Prepayments:
       Trade                                                              $     6,548        $    9,580
       Insurance                                                                1,891             2,310
     Deferred loss on commodity price swap agreements                              --             8,276
     Other                                                                      2,591             4,818
                                                                          -----------        ----------
                                                                          $    11,030        $   24,984
                                                                          ===========        ==========

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)



5.   ACCRUED LIABILITIES

         The major components of accrued liabilities are as follows (in thousands of dollars):

                                                                          October 31,        January 31,
                                                                              1997              1997
                                                                          -----------      ------------
     Royalties                                                            $    8,213        $   27,607
     Taxes other than income taxes                                             5,793            10,136
     Accrued interest                                                          7,276            13,370
     Payroll                                                                   6,878             5,413
     Litigation settlements and other                                             --             1,263
     Settlement values of commodity price swap agreements                         --            13,276
     Insurance                                                                 4,981             6,618
     Other                                                                     5,176             5,728
                                                                          ----------        ----------
                                                                          $   38,317        $   83,411
                                                                          ==========        ==========

         Included in litigation settlements and other at January 31, 1997 are certain non-recurring costs associated with the Lobo Sale.

6.   OTHER LIABILITIES

         The major components of other liabilities are as follows (in thousands of dollars):

                                                                        October 31,         January 31,
                                                                           1997               1997
                                                                        -----------       ------------
     Litigation accrual                                                 $    10,008         $    8,008
     Litigation settlement                                                       --              1,633
     Accrued interest                                                         2,813                 --
     Short-term obligations expected to be refinanced:
         Litigation settlement                                                   --              2,500
         Accrued capital expenditures                                            --             19,738
     Other                                                                    1,112              1,112
                                                                        -----------         ----------
                                                                        $    13,933         $   32,991
                                                                        ===========         ==========

         During the months of April and May 1997, TransTexas obtained additional financing in the aggregate amount of approximately $45.8 million, of which approximately $13.8 million remains outstanding as of October 31, 1997. Proceeds from these transactions, net of current maturities, were used to pay the obligations listed above under the caption "Short-term obligations expected to be refinanced" at January 31, 1997 and for general corporate purposes.

7.   HEDGING AGREEMENTS

         From time to time, TransTexas enters into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. The Hedge Agreements are accounted for as hedges if the pricing of the hedge agreement correlates with the pricing of the natural gas production hedged. Accordingly, gains or losses are deferred and recorded as assets or liabilities and recognized as an increase or decrease in revenues in the respective month the physical volumes are sold. For the nine months ended October 31, 1997, TransTexas incurred net settlement losses pursuant to the Hedge Agreements of approximately $7.4 million. TransTexas had no Hedge Agreements outstanding during the quarter ended October 31, 1997.

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


 8.  LITIGATION SETTLEMENT

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

 9.  CREDIT AGREEMENTS

         TransTexas and BNY Financial Corporation are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement (the
"BNY Facility"), dated as of October 14, 1997.   As of October 31, 1997,
outstanding advances under the BNY Facility totaled approximately $11.3
million.   Interest accrues on advances at the rate of (i) the higher of (a)
the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory.

10.  TRANSACTIONS WITH AFFILIATES

         TransTexas sells natural gas to TARC under an interruptible long-term sales contract. Revenues from TARC under this contract totaled approximately $0.4 million and $2.2 million for the nine months ended October 31, 1997 and 1996, respectively.

                           TRANSTEXAS GAS CORPORATION

                                  (UNAUDITED)


         On June 13, 1997, a new services agreement was entered into among TransAmerican, TEC, TARC and TransTexas. Under the new services agreement, TransTexas will provide accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican will provide advisory services to TransTexas, TARC and TEC. TARC will pay to TransTexas approximately $300,000 per month for services rendered to, and for allocated expenses paid by TransTexas on behalf of TARC and TEC. TransAmerican will pay to TransTexas approximately $20,000 per month for such services. TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican. As of October 31, 1997, the receivable from TARC and TransAmerican for such services was $1.3 million and $0.1 million, respectively.

         In September, November and December 1997, TEC advanced an aggregate of approximately $34 million to TransTexas pursuant to promissory notes which mature on June 14, 2002. The notes bear interest in an amount equal to a proportionate share of the fixed semi-annual interest payment of $2.8 million based upon the average outstanding balance of all notes (other than the notes evidencing the Intercompany Loans) between TransTexas and TEC and the average outstanding balance of all notes (other than the notes evidencing the Intercompany Loans) between TARC and TEC.

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of TransTexas included elsewhere in this report.

RESULTS OF OPERATIONS

    GENERAL

         TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate, and NGLs. The profitability of TransTexas also depends on its ability to minimize finding and lifting costs and maintain its reserve base while maximizing
production.   On May 29, 1997, TransTexas consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for a sales price of approximately $1.1 billion, subject to adjustments as provided for in the Lobo Sale Agreement. Accordingly, the Company's reported results for the three and nine months ended October 31, 1997 include the effect of reduced volumes attributable to the producing properties sold as part of the Lobo Sale.

         TransTexas' operating data for the three months and nine months ended October 31, 1997 and 1996, is as follows:


                                          Nine Months Ended        Three Months Ended
                                              October 31,               October 31,
                                         -----------------------   ---------------------
                                             1997          1996        1997       1996
                                           --------      -------     -------    --------
Sales volumes:
     Gas (Bcf) (1)                             10.3         38.1        63.5       112.4
     NGLs (MMgal)                                --         39.3        61.7       128.6
     Condensate (MBbls)                          92          120         518         400
Average prices:
     Gas (dry)  (per Mcf)(2)               $   2.66      $  1.62     $  2.04     $  1.87
     NGLs (per gallon)                           --          .38         .29         .33
     Condensate (per Bbl)                     18.45        22.07       19.52       20.47
Number of gross wells drilled                    21           34          79         111
Percentage of wells completed                    76%          79%         63%         73%
----------------------


(1) Sales volumes for the nine months ended October 31, 1997 include 7.3 Bcf delivered prior to the third quarter pursuant to volumetric production payments.
(2) Average prices for the nine months ended October 31, 1997 includes amounts delivered under volumetric production payments. The average gas price for TransTexas' undedicated production for this period was $2.15 per Mcf. Gas prices do not include the effect of hedging agreements.

         A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                           Three Months Ended           Nine Months Ended
                                                               October 31,                 October 31,
                                                       -------------------------      -----------------------
                                                          1997           1996           1997         1996
                                                       ----------     ----------      ---------    ----------
Operating costs and expenses:
   Lease                                               $      3.0       $    7.0      $    15.2     $    19.8
   Pipeline                                                   2.7            8.9           14.1          25.2
   Natural gas liquids                                        0.1            9.7           14.6          32.9
   Well services                                              1.4            0.2            2.1           0.4
                                                       ----------       --------      ---------     ---------
                                                              7.2           25.8           46.0          78.3
Taxes other than income taxes (1)                             2.1            2.1            9.8          14.4
                                                       ----------       --------      ---------     ---------
   Total                                               $      9.3      $    27.9      $    55.8     $    92.7
-----------------------------                          ==========      =========      =========     =========

(1) Taxes other than income taxes include severance, property, and other taxes.

         TransTexas' average depletion rates have been as follows:

                                                           Three Months Ended           Nine Months Ended
                                                               October 31,                   October 31,
                                                       -------------------------      ----------------------
                                                          1997           1996           1997         1996
                                                       -----------    ----------      --------     ---------
   Depletion rates (per Mcfe)                          $      1.09    $     0.94      $   1.04     $    0.93
                                                       ===========    ==========      ========     =========

         TransTexas' Consolidated EBITDA, as defined in the Indenture, is set forth below (in millions of dollars). EBITDA consists of TransTexas' earnings before consolidated fixed charges (excluding capitalized interest), income taxes, depreciation, depletion, and amortization. EBITDA is not intended to represent cash flow or any other measure of financial performance in accordance with generally accepted accounting principles.

                                                           Three Months Ended          Nine Months Ended
                                                               October 31,                 October 31,
                                                       -------------------------      ----------------------
                                                          1997           1996           1997         1996
                                                       -----------    ----------      ---------    ---------
   Consolidated EBITDA                                 $      27.2    $     40.0      $   621.6     $   234.4
   Cash flows from:
     Operating activities                                     38.5          21.5           25.7         162.8
     Investing activities                                    137.3         (65.5)         670.7        (134.8)
     Financing activities                                   (210.6)         21.9         (716.4)        (19.6)
                                                       ===========    ==========      =========     =========


THREE MONTHS ENDED OCTOBER 31, 1997, COMPARED WITH THE THREE MONTHS ENDED OCTOBER 31, 1996

         Gas, condensate and NGLs revenues for the three months ended October 31, 1997 decreased $42.6 million from the comparable prior year quarter, due primarily to lower prices for and decreased volumes of natural gas and NGLs, primarily in the second and third quarters. The average monthly prices received per Mcf of gas, ranged from $2.30 to $2.94 in the three months ended October 31, 1997, compared to a range of $1.70 to $1.99 in the same period in the prior year. The decrease in natural gas sales volumes resulted primarily from the divestiture of approximately 207 Bcfe of TransTexas' reserves as a result of the Lobo Sale. Lobo Trend production was 12.1 Bcfe for the three months ended October 31, 1996. As of October 31, 1997, TransTexas had a total of 106 producing wells compared to 832 at October 31, 1996. NGL sales volumes decreased as a result of decreases in the volumes of natural gas processed. Transportation revenues decreased $8.9 million over the prior year quarter due to the divestiture of the pipeline system as a result of the Lobo Sale.

         As a result of the Lobo Sale, the Tender Offer and the Subordinated Notes Exchange Offer described in Note 2 of Notes to Condensed Consolidated Financial Statements, TransTexas recorded a $540 million pretax gain
($7.5 million of which was realized in the third quarter as a result of post-closing adjustments) and a $72 million after tax extraordinary charge during the nine months ended October 31, 1997.

         Primarily as a result of the Lobo Sale, lease operating expenses, pipeline operating expenses and NGLs cost for the quarter ended October 31, 1997 decreased $4.0 million, $6.2 million and $9.6 million, respectively, compared to the comparable prior year period. Well service expense for the three months ended October 31, 1997 increased $1.2 million as compared to the same period of 1996 primarily due to costs related to providing services to third parties. Depreciation, depletion and amortization expense for the three months ended October 31, 1997 decreased $17.6 million due to a decrease in TransTexas' undedicated natural gas production as a result of the Lobo Sale offset by a $0.15 increase in the depletion rate. The depletion rate increased primarily as a result of the transfer of approximately $30 million of previously excluded costs of unevaluated properties into the full cost pool.

         Beginning in fiscal 1996, TransTexas substantially increased its exploration activities and has made significant capital expenditures for leasehold interests which are classified as unevaluated properties. As a result of exploratory discoveries on certain of these leases and the related capital requirements, TransTexas has farmed out certain other interests with a carrying value of $13 million and expects to farm out additional leases. To the extent these activities do not result in the discovery of proved reserves, the leases will be added to the full cost pool which could result in continued increases in the depletion rate. The majority of unevaluated properties will be evaluated over the next two years.

         General and administrative expenses decreased approximately
$10.4 million in the three months ended October 31, 1997, due primarily to lower litigation expenses.

         Interest income for the three months ended October 31, 1997 increased approximately $3.0 million over the comparable prior year period due to increased cash balances in the current quarter. TransTexas does not expect to earn significant interest income during fiscal 1999. Interest expense decreased $5.7 million over the same period of the prior year primarily as a result of the retirement of the Senior Secured Notes, offset in part by a decrease in the amount of interest capitalized in connection with the acquisition of undeveloped leasehold acreage.

   NINE MONTHS ENDED OCTOBER 31, 1997, COMPARED WITH THE NINE MONTHS ENDED OCTOBER 31, 1996

         Gas, condensate and NGL revenues for the nine months ended October 31, 1997 decreased by $88.2 million from the comparable period of the prior year, due primarily by decreases in gas, condensate and NGLs sales prices and gas sales volumes, offset in part by increases in condensate sales volumes. The average monthly prices received per Mcf of gas, excluding amount dedicated to volumetric production payments, ranged from $2.94 to $1.49 in the nine months ended October 31, 1997, compared to a range of $1.70 to $2.45 in the same period in the prior year. The increase in condensate sales volumes is due primarily to increased production from TransTexas' new development areas, offset in part by the divestiture of certain producing properties as a result of the Lobo Sale. NGLs sales volumes decreased as a result of decreases in the volumes of natural gas processed. Transportation revenues decreased by $13.7 million for the nine months ended October 31, 1997, due primarily to the divestiture of the pipeline system as a result of the Lobo Sale.

         Lease operating expenses in the nine months ended October 31, 1997 decreased by $4.6 million from the prior year period due primarily to a decrease in the number of producing wells as a result of the Lobo Sale offset partially by an increase in salt water disposal costs and the initiation of a program to increase flow rates on certain TransTexas' wells through increased workovers and the installation of leased wellhead compressors. Pipeline operating expenses decreased by $11.1 due primarily to the divestiture of the pipeline system as a result of the Lobo Sale. NGLs cost decreased by $18.3 million from the comparable period in the prior year primarily due to a decrease in volumes of natural gas processed as a result of the Lobo Sale. Well service expenses for the nine months ended October 31, 1997 increased $1.7 million as compared to the comparable prior year period primarily due to costs related to providing services to third parties. Depreciation, depletion and amortization expense for the nine months ended October 31, 1997 decreased by $25.1 million due to the decrease in TransTexas' undedicated natural gas production as a result of the Lobo Sale, partially offset by a $0.11 increase in the depletion rate. The depletion rate increased primarily as a result of the transfer of approximately $30 million of previously excluded costs of unevaluated properties into the full cost pool. General and administrative expenses decreased by $5.6 million due primarily to a decrease in litigation expense. Taxes other than income taxes decreased by $4.6 million over the comparable prior year period due primarily to a decrease in ad valorem, severance, and excise taxes.

         Beginning in fiscal 1996, TransTexas substantially increased its exploration activities and has made significant capital expenditures for leasehold interests which are classified as unevaluated properties. As a result of exploratory discoveries on certain of these leases and the related capital requirements, TransTexas has farmed out certain other interests with a carrying value of $13 million and expects to farm out additional leases. To the extent these activities do not result in the discovery of proved reserves, the leases will be added to the full cost pool which could result in continued increases in the depletion rate. The majority of unevaluated properties will be evaluated over the next two years.

         Interest income for the nine months ended October 31, 1997 increased by approximately $8.3 million over the comparable period of the prior year due to increased average cash balances. TransTexas does not expect to earn significant interest income during fiscal 1999. Interest expense decreased by $10.6 million primarily as a result of the retirement of the Senior Secured Notes offset in part by the accretion on the Old Subordinated Notes.

         Cash flow from operating activities for the nine months ended October 31, 1997 decreased by approximately $137.2 million from the prior-year period due primarily to lower net income from gas and oil production activities and cash settlement of volumetric production payments in connection with the Lobo Sale. In addition, during fiscal 1997, TransTexas collected $58.6 million from the sale of volumetric production payments.

         Cash provided by investing activities increased by $805.5 million due to proceeds from the sale of certain TransTexas producing properties offset in part by the net increase in cash restricted for share repurchases pursuant to the Share Repurchase Program and increased capital expenditures.

         Cash flow used in financing activities increased by approximately $696.7 million due primarily to the retirement of the Senior Secured Notes and purchases of stock pursuant to the Share Repurchase Program offset in part by the TransTexas Intercompany Loan.

   LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas. TransTexas from time to time enters into commodity price swap agreements to reduce its exposure to price risk in the spot market for natural gas. Proceeds from natural gas sales are received at approximately the same time that production-related burdens, such as royalties, production taxes and drilling program obligations, are payable.

         TransTexas makes substantial capital expenditures for the exploration, development and production of natural gas. TransTexas historically has financed its capital expenditures, debt service and working capital requirements from cash from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, an accounts receivable revolving credit facility and other financings. TransTexas' debt covenants may limit its ability to obtain additional financings or to sell properties, and there is no assurance that cash flow from operations will be sufficient to fund capital and debt service requirements.

         For the nine months ended October 31, 1997, total capital expenditures were $317 million, including $45 million for lease acquisitions, $206 million for drilling and development and $66 million for TransTexas' gas gathering and pipeline system and other equipment and seismic acquisitions. Additional capital expenditures of $60 million are anticipated for the fourth quarter. During fiscal 1998, TransTexas accelerated its exploration and development drilling program, which included the successful exploration efforts in Galveston Bay, Goliad County and Brazoria County and, as a result, its capital expenditures for fiscal 1998 have significantly exceeded its original anticipated amount of $220 million. In addition, TransTexas is developing several oil and gas prospects with the potential to increase production and cash flow from operations, but which require capital expenditures in excess of projected cash flow over at least the next twelve months. To finance these capital expenditure requirements and reduce its working capital deficit, TransTexas intends to supplement its cash flow from operations with a combination of asset sales and financings. There is no assurance that adequate funds can be obtained on a timely basis from such sources. Failure to obtain adequate funds for capital expenditures could have a material adverse effect on financial position, results of operations and cash flows.

         On May 29, 1997, TransTexas consummated the Lobo Sale Agreement, with an effective date of March 1, 1997, to effect the Lobo Sale for a sales price of approximately $1.1 billion. With proceeds from the Lobo Sale, TransTexas repaid certain indebtedness and other obligations, including production payments, in an aggregate amount of approximately $84 million. The remaining net proceeds have been used for the redemption or repurchase of the Senior Secured Notes and for general corporate purposes.

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

         With the proceeds of the TEC Notes Offering, TEC made intercompany loans to TransTexas in the principal amount of $450 million (the "TransTexas Intercompany Loan") and to TARC in the original amount of $676 million (the "TARC Intercompany Loan" and, together with the TransTexas Intercompany Loan, the "Intercompany Loans"). The promissory note evidencing the TransTexas Intercompany Loan (i) bears interest at a rate of 10 7/8% per annum, payable semi-annually in cash in arrears and (ii) is secured initially by a security interest in substantially all of the assets of TransTexas other than inventory, receivables and equipment. The promissory note evidencing the TARC Intercompany Loan (i) accretes principal at the rate of 16% per annum, compounded semi-annually, until June 15, 1999 to a final accreted value of $920 million, and thereafter pays interest semi-annually in cash in arrears on the accreted value thereof, at a rate of 16% per annum and (ii) is secured initially by a security interest in substantially all of TARC's assets other than inventory, receivables and equipment. The Intercompany Loans will mature
on June 1, 2002.   The Intercompany Loan Agreements contain certain restrictive covenants including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. Upon the occurrence of a Change of Control (as defined), TEC will be required to make an offer to purchase all of the outstanding TEC Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, or, in the case of any such offer to purchase the TEC Senior Secured Discount Notes prior to June 15, 1999, at a price equal to 101% of the accreted value thereof, in each case, to and including the date of purchase. Pursuant to the terms of the Intercompany Loans, TEC may require TransTexas and TARC to pay a pro rata share of the purchase price paid by TEC in an offer to purchase pursuant to a Change of Control. See "Potential Effects of a Change of Control."

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

         On June 19, 1997, TransTexas completed an exchange offer, pursuant to which it exchanged approximately $115.8 million aggregate principal amount of its 13 3/4% Series C Senior Subordinated Notes due 2001 (the "Series C Subordinated Notes") for all of the Old Subordinated Notes. On October 10, 1997, TransTexas completed a registered exchange offer resulting in the issuance of $115.8 million aggregate principal amount of its 13 3/4% Series D Senior Subordinated Notes due 2001 (the "Subordinated Notes") in exchange for all of its outstanding Series C Subordinated Notes. The Subordinated Notes pay interest in cash semi-annually in arrears on each June 30 and December 31 commencing December 31, 1997. The indenture governing the Subordinated Notes includes certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates.

         In June 1997, TransTexas implemented a share repurchase program pursuant to which it plans to repurchase common stock from its public stockholders and from its affiliates, including TEC and TARC, in an aggregate amount of approximately $399 million in value of stock purchased. Shares may be purchased through open market purchases, negotiated transactions or tender offers, or a combination of the above. It is anticipated that the price paid to affiliated stockholders will equal the weighted average price paid to purchase shares from the public stockholders. As of October 31, 1997, approximately 3.9 million shares had been repurchased from public stockholders for an aggregate purchase price of approximately $61.4 million, and approximately 12.6 million shares had been repurchased from TARC and TEC for an aggregate purchase price of approximately $201 million.

         TransTexas and BNY Financial Corporation are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 14, 1997. As of October 31, 1997, outstanding advances under the BNY Facility totaled approximately $11.3 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory.

         During the months of April and May 1997, TransTexas obtained additional financing in the aggregate amount of approximately $45.8 million, of which approximately $13.8 million remains outstanding as of October 31, 1997. Proceeds from these transactions, net of current maturities, were used to pay certain short-term obligations outstanding at January 31, 1997.

         In September 1997, TEC advanced $3 million to TransTexas pursuant to a non-interest-bearing note which matures on June 14, 2002. In November and December 1997, TEC advanced an aggregate of approximately $31 million to TransTexas pursuant to promissory notes which mature on June 14, 2002. The notes bear interest in an amount equal to a proportionate share of the fixed semi-annual interest payment of $2.8 million based upon the average outstanding balance of all notes (other than the note evidencing the Intercompany Loans) between TransTexas and TEC and the average outstanding balance of all notes (other than the note evidencing the Intercompany Loans) between TARC and TEC.

   CONTINGENT LIABILITIES

         TransTexas has significant contingent liabilities, including liabilities with respect to litigation matters described in Note 3 of Notes to
Condensed Consolidated Financial Statements.   These matters, individually and
in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to TransTexas in one reporting period, could have a material adverse effect on TransTexas' cash flow or operations for that period. Although the outcome of these contingencies or the probability of the occurrence of these contingencies cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position.

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

    POTENTIAL TAX LIABILITY

         Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service (the "IRS") regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion
applies to the cancellation of TransAmerican's indebtedness.   However, due to
factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that such challenge would not be upheld. Under an agreement between TransTexas, TransAmerican and certain of TransAmerican's subsidiaries (the "Tax Allocation Agreement"), TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. As a member of the TNGC Consolidated Group (defined below), each of TransTexas, TEC and TARC will be severally liable for any tax liability resulting from the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and 1995. At this time, it is not possible to predict the scope of the IRS' review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

         Based upon independent legal advice, TransTexas has determined that it will not report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that TransTexas' position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $250 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 9%) on the tax and penalties (if any). The Tax Allocation Agreement has been amended so that TransAmerican will become obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group, thus, may be required to pay the tax. TransTexas has reserved approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion
of the federal tax liability that TransAmerican might not be able to pay.    If
TransTexas were required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

         Under certain circumstances, TransAmerican or TEC may sell or otherwise dispose of shares of common stock of the Company. If, as a result of any sale or other disposition of the Company's common stock, the aggregate ownership of TransTexas by members of the TNGC Consolidated Group (excluding TransTexas) is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes ("Deconsolidation") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement. Further, if TEC or TARC sells or otherwise transfers any stock of TARC, or issues any options, warrants or other similar rights relating to such stock, outside of the TNGC Consolidated Group, which represents more than 20% of the voting power or equity value of TARC, then a Deconsolidation of TARC would occur. A Deconsolidation of TARC would result in a Deconsolidation of TransTexas if the TNGC Consolidated Group, excluding TARC, does not then own at least 80% of the voting power and equity value of TransTexas. Upon a Deconsolidation of TransTexas, members of the TNGC Consolidated Group that own TransTexas' common stock could incur a substantial amount of federal income tax liability. If such Deconsolidation occurred during the fiscal year ending January 31, 1998, the aggregate amount of this tax liability is estimated to be between $50 million and $100 million, assuming no reduction for tax attributes of the TNGC Consolidated Group. However, such tax liability generally would be substantially reduced or eliminated in the event that the IRS successfully challenged TransTexas' position on the Lobo Sale. Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that each TNGC Consolidated Group member will have the ability to satisfy any tax obligation attributable to the Transactions at the time due and, therefore, other members of the group, including TEC, TransTexas, or TARC, may be required to pay the tax.

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

    POTENTIAL EFFECTS OF A CHANGE OF CONTROL

         The Subordinated Notes Indenture provides that, upon the occurrence of a Change of Control, each holder of the Subordinated Notes will have the right to require TransTexas to repurchase such holder's Notes at 101% of the principal amount thereof plus accrued and unpaid interest. Pursuant to the terms of the TransTexas Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TransTexas to repay the principal of the TransTexas Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Notes Indenture. Such pro rata share would be calculated using the ratio of the outstanding principal amount of the TransTexas Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan. A Change of Control would be deemed to occur under the Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances pursuant to which any person or group other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or become the beneficial owner of more than

50% of the total voting power of TransTexas' then outstanding voting stock, and during the 90 days thereafter, the rating of the notes is downgraded or withdrawn. A Change of Control would be deemed to occur under the TransTexas Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TransTexas, or TARC including any circumstance pursuant to which (i) any person or group, other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TransTexas' or TARC's capital stock, respectively, but less than 50% of the total voting stock or economic value of TransTexas or TARC, respectively, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group. In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TEC Notes Indenture may result in a "change of control" of TransTexas under the terms of the BNY Facility and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At October 31, 1997, TransTexas had approximately $29.7 million of indebtedness (excluding the Senior Secured Notes and the Subordinated Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Notes 3 and 8 of Notes to Condensed Consolidated Financial Statements for a discussion of TransTexas' legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

  10.1 Second Amended and Restated Accounts Receivable Management Agreement dated October 14, 1997 between TransTexas and BNY Financial Corporation.

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



                                        TRANSTEXAS GAS CORPORATION
                                              (Registrant)





                                        By:     /s/ Edwin B. Donahue
                                              ---------------------------------
                                              Edwin B. Donahue, Vice President
                                                and Chief Financial Officer


December 15, 1997

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                  EXHIBIT
-------                                 -------
  10.1       Second Amended and Restated Accounts Receivable Management Agreement dated October 14, 1997 between TransTexas and BNY Financial Corporation.

  15.1       Letter of Independent Accountants regarding awareness of incorporation by reference.

  27.1       Financial Data Schedule