Form 10-K
period 1998-01-31
TRANSTEXAS GAS CORP
filed 1998-05-01
CIK 904977

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

                   For The Fiscal Year Ended January 31, 1998

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        Common Stock, $0.01 par value                     New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

    The aggregate market value of the voting stock held by non-affiliates of the registrant on April 30, 1998, was $126,711,530.

    The number of shares of common stock of the registrant outstanding on April 30, 1998, was 57,515,566.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12 and 13) are incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K in connection with the registrant's 1998 annual meeting of stockholders.

================================================================================

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................    7
Item 3.    Legal Proceedings...........................................    9
Item 4.    Submission of Matters to a Vote of Security Holders.........    9

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   10
Item 6.    Selected Financial Data.....................................   11
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   12
Item 7A.   Quantitative and Qualitative Disclosures about Market
             Risk......................................................   23
Item 8.    Financial Statements and Supplementary Data.................   24
Item 9.    Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure..................................   55

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   55
Item 11.   Executive Compensation......................................   55
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   55
Item 13.   Certain Relationships and Related Transactions..............   55

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................   55
Signatures.............................................................   62

                                     PART I

ITEM 1. BUSINESS

GENERAL

     TransTexas Gas Corporation (the "Company" or "TransTexas") is engaged in the exploration for and development and production of natural gas, primarily in south and coastal Texas. Since 1973, TransTexas has drilled over 1,700 wells and discovered over 3.5 Tcfe of natural gas. TransTexas' business strategy is to utilize its extensive experience gained from over 20 years of drilling and operating wells in South Texas, to continue to find, develop and produce reserves at a low cost.

     TransTexas was organized in May 1993 to facilitate the refinancing of TransAmerican Natural Gas Corporation ("TransAmerican"). TransTexas is a subsidiary of TransAmerican Energy Corporation ("TEC"), which is wholly owned by TransAmerican. TransTexas' operations currently consist of the natural gas exploration and production and businesses of TransAmerican, which were transferred to TransTexas in August 1993 (the "Transfer") pursuant to an agreement among TransAmerican, TransTexas and John R. Stanley (the "Transfer Agreement").

     In 1994, as part of its strategy to expand its productive reserves beyond the Lower Wilcox Lobo Trend (the "Lobo Trend") in Webb and Zapata counties in South Texas, TransTexas began evaluating prospects that exhibited the potential to add proved reserves of at least 50 Bcfe of natural gas per development area. Since that time, TransTexas' development of certain of these areas has resulted in substantial new reserves and production.

     In May 1997, TransTexas consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for an adjusted sales price of approximately $1.1 billion. With proceeds from the Lobo Sale, TransTexas repaid certain indebtedness and other obligations, including production payments. The remaining net proceeds were used for the repurchase or redemption of TransTexas' 11 1/2% Senior Secured Notes due 2002 (the "TransTexas Senior Secured Notes") and for general corporate purposes.

     As of February 1, 1998, TransTexas' net proved reserves in properties remaining after the Lobo Sale, as estimated by Netherland, Sewell & Associates, Inc., were 444 Bcfe. As of January 31, 1998, TransTexas owned approximately 649,000 gross (447,000 net) acres of mineral interests. TransTexas' average net daily natural gas production for the year ended January 31, 1998 from properties remaining after the Lobo Sale, was approximately 132 MMcfd, for a total net production of 48.3 Bcf of natural gas.

     In November 1997, TransTexas engaged an investment banking firm to examine the feasibility of the sale of certain of TransTexas' producing properties in Webb, Zapata, Jim Hogg and Starr Counties, Texas. The conclusion of any such sale will be dependent upon, among other things, the ongoing success of TransTexas' Galveston Bay development drilling program and the terms of such transaction. TransTexas has also engaged an investment banking firm to assist it in the sale of certain assets comprising its drilling services division.

     TransTexas' principal executive office is located at 1300 North Sam Houston Parkway East, Suite 310, Houston, Texas 77032, and its telephone number at that address is (281) 987-8600.

OPERATING AREAS

     TransTexas' primary areas of operations as of January 31, 1998 are discussed below:

     Eagle Bay. In November 1996, TransTexas reached agreement with an unaffiliated third party to jointly conduct exploration of geological prospects in the Galveston Bay area. The parties have drilled three out of seven prospects identified in the area.

     On January 8, 1998, TransTexas announced that it had successfully drilled, completed and flow-tested its first well, the State Tract 331#1, located approximately one mile off the coast of San Leon, Texas, in a water depth of less than 10 feet. This discovery well flow tested at a gross rate of 76.4 MMcfd of natural gas and 11,002 Bpd of condensate and oil.

     TransTexas has successfully drilled, completed and flow-tested a second well, the State Tract 331#3, located approximately one-half mile northeast of the discovery well. This confirmation well flow-tested at a gross rate of 41 MMcfd of natural gas and 10,700 Bpd of condensate and oil. A third well, the State Tract 352 #1, located approximately one-half mile southwest of the discovery well is currently being drilled.

     As of April 15, 1998, the Eagle Bay field was producing at a rate of 8.3 MMcfd of natural gas and 1,560 Bpd of condensate and oil. Current production rates are constrained by temporary production facilities. TransTexas expects the rate to increase substantially in the second half of fiscal 1999, after additional production facilities are installed. As of January 31, 1998, TransTexas owned a 75% working interest covering approximately 5,002 gross (4,803 net) acres in the Eagle Bay area.

     TransTexas has also drilled two exploratory wells on two other prospects in Galveston Bay. These wells, the Doornbos #1 and State Tract 88A#1, were unsuccessful although the acquisition of additional seismic data covering these prospects is under consideration. TransTexas intends to drill four additional prospects in Galveston Bay. As of January 31, 1998, TransTexas owned a 75% working interest covering approximately 16,524 gross (13,628 net) acres in the Galveston Bay area prospects including Eagle Bay.

     Bob West North. In late 1994, TransTexas made a natural gas discovery in the Bob West North area of southern Zapata County, Texas. As of January 31, 1998, TransTexas had drilled 53 wells and completed 51 wells in the area. As of January 31, 1998, TransTexas' mineral interests in Bob West North consisted of a 98% working interest in 17,300 gross (14,200 net) acres and a 90% net profits interest in 660 gross acres. In April 1998, TransTexas sold the net profits interest. On January 31, 1998, TransTexas was in the process of completing one well in Bob West North. For the fiscal year ended January 31, 1998, TransTexas produced 46.8 Bcf (33.9 Bcf net) from the Bob West North area at an average net daily rate of 93 MMcfd. Recently obtained 3-D seismic data indicates the potential for additional drilling locations to further develop productive reservoirs in the area.

     Fandango South. TransTexas is developing a natural gas discovery located in reservoirs in Jim Hogg County, Texas known as the Fandango South area. As of January 31, 1998, TransTexas had drilled nine wells, had completed eight wells and was drilling two additional wells to develop the lower Wilcox sandstone. For the fiscal year ended January 31, 1998, TransTexas produced 4.2 Bcf (2.9 Bcf net) of natural gas from this field, at an average net daily rate of 8 MMcfd. As of January 31, 1998, TransTexas held a 97% working interest in approximately 5,500 gross (5,500 net) acres in Fandango South.

     Goliad and Victoria Counties. As of January 31, 1998, TransTexas had drilled eight wells in prospects in Goliad and Victoria Counties, Texas, six of which had been completed. For the fiscal year ended January 31, 1998, TransTexas produced 1.5 Bcf (1.1 Bcf net) of natural gas from the development area, at an average net daily rate of 3 MMcfd. As of January 31, 1998, TransTexas owned a 100% working interest in approximately 8,412 gross (7,329 net) acres in Goliad and Victoria Counties.

     Wharton County. In 1995, TransTexas entered into an agreement with an unaffiliated third party, that acts as operator, to jointly develop the mineral rights in the shallow Frio and Miocene sands in Wharton County, Texas. As of January 31, 1998, 60 wells had been drilled in shallow formations in the area, 26 of which had been completed.

     TransTexas also acquired mineral rights covering deeper Wilcox formations in Wharton County. TransTexas has drilled and completed four deeper wells in the area. The first such well, the Joel Hudgins #1, commenced production from the area on August 25, 1997 at a rate of 4 MMcfd.

     For the fiscal year ended January 31, 1998, TransTexas' Wharton County properties produced 3.7 Bcf (2.6 Bcf net) of natural gas, at an average net daily rate of 7 MMcfd. As of January 31, 1998, TransTexas held a 75% working interest in the shallow mineral rights in approximately 43,956 gross (22,049 net) acres in

Wharton County and a 100% working interest in the deep mineral rights in approximately 3,123 gross (2,747 net) acres.

     Lodgepole, North Dakota. In late 1996, TransTexas announced the discovery of a Lodgepole formation oil field in Dickinson, North Dakota. As of January 31, 1998, TransTexas had drilled a total of 11 wells in the Lodgepole, three of which had been completed. For the fiscal year ended January 31, 1998, TransTexas' Lodgepole properties produced 684,007 barrels of crude oil (437,764 barrels net) at an average net daily rate of 1,199 Bpd. In January 1998, TransTexas sold its Lodgepole producing properties for a sales price of $19.1 million. As of January 31, 1998, TransTexas held an 80% average working interest in approximately 210,540 gross (96,111 net) acres in the Lodgepole trend.

     Other Areas. TransTexas has also made discoveries of natural gas and oil in other prospects in Texas, Louisiana and Mississippi that, as of January 31, 1998, are in the preliminary stages of development drilling but which management believes have the potential to add material reserves and production.

     TransTexas has entered into a separate venture with its Galveston Bay co-venturer covering prospects in South Louisiana. TransTexas owns a 25% working interest in a discovery well in Vermilion Parish that is currently being completed for production. TransTexas expects eventually to participate in more than 350 square miles of 3-D seismic data. As of January 31, 1998, TransTexas had identified eight individual exploration prospects in South Louisiana that it intends to drill and, as of January 31, 1998, owned a 50% working interest in 14,202 gross (10,094 net) acres.

     TransTexas owns an 82% working interest in 1,509 gross (1,407 net) acres in Brazoria County, Texas. As of January 31, 1998, TransTexas had drilled and was completing the initial test well and drilling a second well in an area adjacent to existing production areas.

     TransTexas owns a 100% working interest in 5,189 gross (2,691 net) acres in Chambers County, Texas. As of January 31, 1998, TransTexas had drilled five wells and completed three wells in Chambers County. TransTexas has conducted a 3-D seismic survey covering approximately 32 square miles that indicates multiple prospective drilling locations.

     TransTexas holds a 92% working interest in approximately 19,652 gross (19,409 net) acres in the Cuba Libre area of Webb County, Texas. For the fiscal year ended January 31, 1998, TransTexas produced 3.5 Bcf (2.5 Bcf net) at an average net daily rate of 7 MMcfd from a total of 20 wells drilled in Cuba Libre, of which 11 wells had been completed.

     TransTexas holds a 95% working interest in approximately 81,512 gross (58,216 net) acres in the La Grulla area of Starr County, Texas. As of January 31, 1998, TransTexas had drilled a total of 38 wells in La Grulla, of which 17 wells had been completed. For the fiscal year ended January 31, 1998, TransTexas' La Grulla properties produced 2.2 Bcf (1.6 Bcf net) at an average net daily rate of 4 MMcfd.

EXPLORATION AND PRODUCTION OPERATIONS

     The exploration and production activities of TransTexas consist of geological evaluation of current and prospective properties, the acquisition of mineral interests in prospects and the development and operation of leased properties for the production and sale of natural gas, condensate and crude oil. TransTexas focuses on adding proved reserves of at least 50 Bcfe per development area. TransTexas' technical staff consists of geologists, geophysicists and engineers whose assessment of drilling locations may be enhanced with the use of 3-D seismic workstations, which TransTexas owns and operates at its Houston headquarters. TransTexas' technical staff selects drilling locations based on the interpretation of available well data and 3-D and 2-D seismic data. TransTexas operates substantially all of its producing properties. TransTexas believes that this experience is especially important in south and coastal Texas, which are geologically complex.

     During the five years ended January 31, 1998, TransTexas completed approximately 72% of 613 wells drilled at an average finding cost of approximately $0.76 per Mcfe. As of January 31, 1998, TransTexas was drilling nine gross (nine net) wells. As of January 31, 1998, TransTexas had a total of 157 productive wells.

TransTexas had a working interest in the following numbers of wells that were drilled during the periods indicated:

                                                                             SIX MONTHS
                                                  YEAR ENDED JANUARY 31,        ENDED      YEAR ENDED
                                                 -------------------------   JANUARY 31,    JULY 31,
                                                    1998*         1997          1996          1995
                                                 -----------   -----------   -----------   -----------
                                                 GROSS   NET   GROSS   NET   GROSS   NET   GROSS   NET
                                                 -----   ---   -----   ---   -----   ---   -----   ---
Exploratory Wells(1):
  Productive(2)................................   13     11     36     33     12     11     13     13
  Non-Productive...............................   16     14     45     41     13     12      7      6
  % Productive.................................   45%    44%    44%    45%    48%    48%    65%    68%
Development Wells(1):
  Productive(2)................................   47     43     67     66     36     36     63     63
  Non-Productive...............................   31     27      3      3      4      4     15     15
  % Productive.................................   60%    61%    96%    96%    90%    90%    81%    81%

---------------

 *  Results for 1998 include the effect of the Lobo Sale.

(1) The number of net wells is the sum of the fractional working interests owned in gross wells.

(2) Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connection. Wells that are completed in more than one producing zone are counted as one well.

     Net Production, Unit Prices, and Costs

     The following table sets forth information with respect to net production and average unit prices and costs for the periods indicated:

                                                                           SIX MONTHS
                                                                              ENDED
                                               YEAR ENDED JANUARY 31,      JANUARY 31,     YEAR ENDED
                                              ------------------------   ---------------    JULY 31,
                                              1998*     1997     1996     1996     1995       1995
                                              ------   ------   ------   ------   ------   ----------
Production:
  Gas (Bcf)(1)..............................    72.4    153.6    137.9     66.8     76.9      147.9
  NGLs (MMgals).............................    62.4    174.2    169.2     65.3    121.3      225.3
  Condensate and oil (MBbls)................     619      604      543      258      354        638
Average sales prices:
  Gas (dry) (per Mcf)(2)....................  $ 2.09   $ 2.14   $ 1.51   $ 1.65   $ 1.41     $ 1.40
  NGLs (per gallon).........................     .29      .36      .27      .30      .27        .26
  Condensate and oil (per Bbl)..............   19.20    21.54    17.76    17.39    16.50      17.22
Average lifting cost per Mcfe(3)............     .34      .29      .23      .23      .21        .21

---------------

 *  Results for 1998 include the effect of the Lobo Sale.

(1) Net gas production volumes for the years ended January 31, 1998 and 1997, include 7.3 Bcf and 32.0 Bcf delivered under volumetric production payments.

(2) Average prices for the years ended January 31, 1998 and 1997, include amounts delivered under volumetric production payments. The average gas price for TransTexas' undedicated production for these periods was $2.10 per Mcf and $2.39 per Mcf, respectively. Gas prices do not include the effect of hedging.

(3) Condensate and oil are converted to a common unit of measure on the basis of six Mcf of natural gas to one barrel of condensate or oil. The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors. The calculation of average lifting cost per Mcfe for the year ended January 31, 1998, includes volumes delivered to third parties under volumetric production payments.

DRILLING SERVICES DIVISION

     For the past 12 years, TransTexas has performed substantially all of its own drilling and oil field services through its drilling services division located in Laredo, Texas. Drilling services include drilling, workover and completion, as well as a variety of other support services required for the exploration and production of natural gas.

     Subsequent to the Lobo Sale, TransTexas' exploration and production activities are no longer concentrated in the Laredo area nor are they comparable to those historically conducted. Therefore, the utilization of a centrally-located drilling services operation in Laredo is no longer as efficient or cost-effective. Accordingly, TransTexas has engaged an investment banking firm to assist in the sale of the drilling services assets. TransTexas anticipates selling its oilfield stimulation, cementing and coiled tubing equipment and related facilities on or about April 30, 1998. TransTexas has also entered into a letter of intent to sell its drilling rigs. Discussions regarding the sale of TransTexas' remaining drilling services assets are being conducted.

     As of January 31, 1998, the assets of this division included 25 land drilling rigs, nine workover rigs and two fracture stimulation fleets. Complementary drilling, completion and workover equipment includes a ready-mix concrete plant, twin cementing trucks, a coiled tubing unit, a snubbing unit, electric line and logging units, slickline units, tag units and an extensive fleet of construction, inspection and other rolling stock. During the year ended January 31, 1998, TransTexas drilled 107 wells, substantially all of which were drilled by this division.

NATURAL GAS TRANSPORTATION AND PROCESSING

     As part of the Lobo Sale, TransTexas divested the majority of its pipeline assets. Effective March 1, 1997, TransTexas entered into two agreements with Lobo Pipeline Company for intrastate and interstate gas transportation from its Bob West North field to the Agua Dulce marketing hub or to the Exxon King Ranch Gas Plant for gas processing. The agreements are for a term of approximately 10 years and allow for the transportation of up to a combined total of 400 MMcfd. TransTexas has retained ownership of its pipeline systems within the Bob West North and Fandango South fields.

     TransTexas intends to enter into agreements for the gathering, transportation, processing and sale of natural gas produced from its Galveston Bay prospects. TransTexas has constructed approximately 3.2 miles of 20-inch pipeline from a platform located at State Tract 331 to interconnect with an existing 18-inch pipeline owned by Tejas Gas Pipeline, L.L.C. ("Tejas") in Texas State Tract Block 327. TransTexas and Tejas are currently negotiating gathering, transportation and purchase agreements.

     In 1996, TransTexas built a 24-inch pipeline for MidCon Texas Pipeline Corp. ("MidCon") that spans approximately 68 miles from the Bob West North field to MidCon's 30-inch pipeline in Webb County, Texas. Pursuant to a related agreement, TransTexas will earn a 37.5% interest in a 28-mile segment of the pipeline after five years.

     TransTexas believes that there is currently adequate pipeline transportation capacity for its hydrocarbon production in all of its operating areas. TransTexas intends to build additional pipeline capacity as future needs require. However, there can be no assurance that TransTexas will have funds available to build additional pipeline capacity.

     On June 23, 1997, TransTexas and Shell Midstream Enterprises, Inc. ("Shell") entered into a five-year gas processing agreement for the treatment of natural gas at Shell's Fandango Gas Plant which is expected to be operational by May 1, 1998. Pursuant to this agreement, TransTexas has committed to deliver 75 MMcfd for processing. The agreement also allows TransTexas to assign one-third of its commitment to a third party. A treating fee of $0.12 per Mcf will be paid by TransTexas subject to adjustment in certain circumstances.

NATURAL GAS MARKETING

     TransTexas sells its natural gas on the spot market on an interruptible basis or pursuant to long-term contracts at market prices. For the year ended January 31, 1998, three purchasers accounted for a total of 65% of the consolidated natural gas, condensate, NGLs and transportation revenues of TransTexas. TransTexas believes that the loss of any single purchaser would not have a material adverse effect on TransTexas due to the availability of other purchasers for TransTexas' production at comparable prices.

     In January 1997, TransTexas and Koch Energy Trading Inc. entered into a gas purchase contract pursuant to which TransTexas is required to deliver 25,000 MMBtu per day to a specified delivery point. The purchase price is determined by an industry index less $0.08 per MMBtu. Deliveries commenced on June 1, 1997 and are to continue through August 31, 1999.

HEDGING

     From time to time, TransTexas has entered into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. For the fiscal year ended January 31, 1998, TransTexas made net settlement payments totaling approximately $7.4 million to the counterparty pursuant to the Hedge Agreements. As of January 31, 1998, TransTexas had no outstanding Hedge Agreements or other derivative instruments. The Hedge Agreements were accounted for as hedges and, accordingly, any gains and losses were deferred and recognized in the respective month as physical volumes were sold.

COMPETITION

     TransTexas encounters significant competition from major oil and gas companies and independent operators in the acquisition of desirable undeveloped natural gas leases and in the sale of natural gas. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than TransTexas' and which, in many instances, have been engaged in the energy business for a much longer time than TransTexas.

     The primary bases for competition in the natural gas and oil exploration and production businesses are available capital and the costs involved in finding and developing gas and oil resources combined with commodity sales prices and market access.

EMPLOYEES

     As of January 31, 1998, TransTexas had approximately 2,500 employees, including approximately 2,300 field employees related to its natural gas exploration, production and drilling services businesses. TransTexas may engage the services of independent geological, engineering, land and other consultants from time to time. None of TransTexas' employees are parties to a collective bargaining agreement.

GOVERNMENTAL REGULATION

     TransTexas' gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the gas industry increases TransTexas' cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or reinterpreted, TransTexas is unable to predict the future cost or impact of complying with such laws.

     The State of Texas (through the Texas Railroad Commission) and many other states require permits for drilling operations, drilling bonds and reports concerning operations, and impose other requirements related to the exploration and production of natural gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of gas properties, the establishment of maximum rates of production from gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of the State of Texas limit the rate at which natural gas can be produced from TransTexas' properties. Management believes that these statutes and regulations have not materially impacted TransTexas' results of operations; however, there can be no assurance that such statutes and regulations will not affect TransTexas' operating results in the future.

     Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") since 1985 that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the gas industry. The ultimate impact on TransTexas of these complex and overlapping rules and regulations, many of which are repeatedly subjected to judicial challenge and interpretation, cannot be predicted.

ENVIRONMENTAL MATTERS

     See Note 13 of Notes to Consolidated Financial Statements for a discussion of environmental matters affecting TransTexas.

ITEM 2. PROPERTIES

ACREAGE

     The following table sets forth TransTexas' total developed and undeveloped acreage and productive wells as of January 31, 1998:

                                                     DEVELOPED    UNDEVELOPED    PRODUCTIVE
                                                      ACREAGE       ACREAGE       WELLS(1)
                                                     ---------    -----------    ----------
Gross............................................       18,700        630,384           157
Net(2)...........................................       15,932        430,618           134

---------------

(1) Of the total productive wells, 149 gross (132 net) were gas wells and 8 gross (2 net) were oil wells. As of January 31, 1998, TransTexas had interests in 6 productive wells which had multiple completions.

(2) The number of net acres and net wells is the sum of the fractional working interests owned in gross acres and gross wells, respectively.

RESERVES

     The following table sets forth certain information with respect to TransTexas' proved reserves and the present value (discounted at 10%) of estimated future net revenues before income taxes, as estimated by Netherland, Sewell & Associates, Inc. ("Netherland, Sewell"), TransTexas' independent petroleum engineers, as of the dates indicated. See Note 17 of Notes to Consolidated Financial Statements for additional information regarding TransTexas' proved reserves at February 1, 1998.

                                                              FEBRUARY 1,
                                                  ------------------------------------
                                                   1998*         1997          1996
                                                  --------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Proved Developed Reserves:
  Gas (MMcf)(1)...............................     134,258       381,527       425,317
  Condensate and oil (MBbls)..................       4,230         2,388           880
  Estimated future net revenues(2)............    $228,932    $  951,435    $  572,882
  Present value of estimated future net
     revenues discounted at 10%(2)............    $173,832    $  683,282    $  416,205
Proved Undeveloped Reserves:
  Gas (MMcf)..................................     214,430       538,191       713,810
  Condensate and oil (MBbls)..................      11,680         3,350         2,023
  Estimated future net revenues(2)............    $316,420    $1,133,754    $  686,423
  Present value of estimated future net
     revenues discounted at 10%(2)............    $221,841    $  765,786    $  391,857
Total Proved Reserves:
  Gas (MMcf)(1)...............................     348,688       919,718     1,139,127
  Condensate and oil (MBbls)..................      15,910         5,738         2,903
  Estimated future net revenues(2)............    $545,352    $2,085,187    $1,259,305
  Present value of estimated future net
     revenues discounted at 10%(2)............    $395,673    $1,449,068    $  808,062

---------------

 *  Results for 1998 include the effect of the Lobo Sale.

(1) Excludes approximately 47 Bcf and 43 Bcf as of February 1, 1997 and 1996, respectively, attributable to volumetric production payments.

(2) Before income taxes.

     In accordance with applicable guidelines of the Securities and Exchange Commission, the estimates of TransTexas' proved reserves and future net revenues are made using gas, condensate and oil sales prices in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except for fixed and determinable price escalations as provided by contract). Estimated quantities of proved reserves and future net revenues are affected by changes in gas, condensate and oil prices, which have fluctuated widely in recent years. From time to time, TransTexas enters into hedging transactions to mitigate a portion of such natural gas price volatility. As of February 1, 1998, 1997 and 1996, the period end sales prices used for purposes of estimating TransTexas' proved reserves and the future net revenues from those reserves were $1.96, $3.17 and $1.95 per Mcf of gas, respectively, and $13.54, $23.99 and $18.34 per Bbl of condensate and crude oil, respectively.

     Proved reserves are the estimated quantities of natural gas, condensate and oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimation of reserves requires substantial judgment on the part of petroleum engineers, resulting in imprecise determinations, particularly with respect to recent discoveries. The accuracy of any reserve estimate depends on the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may result in revisions of the estimate.

Accordingly, estimates of reserves are often materially different from the quantities of natural gas, condensate and oil that are ultimately recovered, and these estimates will change as future production and development information becomes available. The reserve data represent estimates only and should not be construed as being exact.

     In computing this data, assumptions and estimates have been used, and TransTexas cautions against viewing this information as a forecast of future economic conditions. The future net revenues are determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions at the date of the estimates. The estimated future production is based on prices in effect at the date of the estimates, except where fixed and determinable price escalations are provided by contract. The resulting estimated future gross revenues are reduced by estimated future costs to develop and produce the proved reserves based on cost levels in effect at the date of the estimates. Such costs exclude debt service, income taxes and general and administrative expenses (except to the extent such general and administrative expenses constitute overhead costs incurred at the district or field level that are allowed under joint operating agreements). The present value of proved reserves set forth herein should not be construed as the current market value of the estimated proved reserves attributable to TransTexas' properties.

TITLE TO PROPERTIES

     As is customary in the oil and gas industry, TransTexas performs only a preliminary title investigation before leasing undeveloped properties. Accordingly, working interest percentages and gross and net acreage amounts for undeveloped properties are preliminary. However, a title opinion is obtained before the commencement of drilling operations and any material defects in title are remedied prior to the time actual drilling of a well on the lease is commenced. TransTexas believes that it has satisfactory title to developed properties in accordance with standards generally accepted in the oil and gas industry. TransTexas' properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which TransTexas believes do not materially interfere with the use of or affect the value of such properties. In addition, several litigants against TransTexas have filed claims that affect certain of TransTexas' properties. TransTexas does not expect these claims to interfere with the use of, or affect the value of, its properties in any material way.

ITEM 3. LEGAL PROCEEDINGS

     See Notes 13 and 15 of Notes to Consolidated Financial Statements for information about TransTexas' legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three months ended January 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     TransTexas' common stock has traded on the New York Stock Exchange ("NYSE") under the symbol "TTG" since October 30, 1997. Prior thereto, TransTexas' common stock traded on the Nasdaq National Market tier of The Nasdaq Stock Market ("NNM") under the symbol "TTXG." The following table sets forth, on a per-share basis for the periods indicated, the high and low sales prices for TransTexas' common stock as reported by the NYSE and NNM.

                                                               HIGH        LOW
                                                              -------    -------
Fiscal year ended January 31, 1998:
  Fourth Quarter............................................  $20.375    $13.500
  Third Quarter.............................................   19.375     13.250
  Second Quarter............................................   17.250     13.250
  First Quarter.............................................   17.500     12.000
Fiscal year ended January 31, 1997:
  Fourth Quarter............................................  $17.250    $13.000
  Third Quarter.............................................   14.250      8.500
  Second Quarter............................................   10.250      7.250
  First Quarter.............................................   13.000     10.000

     As of April 14, 1998, there were approximately 71 record holders of TransTexas' common stock.

     TransTexas has not paid any cash dividends on its capital stock since inception, except a dividend of approximately $33 million to TransAmerican from the proceeds of its initial public offering in March 1994. TransTexas' ability to pay dividends in the future is restricted by TransTexas' existing debt instruments and will depend on TransTexas' debt levels, earnings levels and book value and discounted value of certain tangible assets. In determining whether to declare and pay a dividend, the Board of Directors will consider various other factors, including TransTexas' capital requirements and financial condition.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

                                                                         SIX MONTHS ENDED
                                      YEAR ENDED JANUARY 31,                JANUARY 31,                YEAR ENDED JULY 31,
                                -----------------------------------   -----------------------   ---------------------------------
                                  1998        1997         1996         1996         1995         1995        1994        1993
                                ---------   ---------   -----------   ---------   -----------   ---------   ---------   ---------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Gas, condensate and natural
    gas liquids revenue.......  $ 164,538   $ 363,459    $ 256,986    $ 124,663    $ 143,304    $ 275,627   $ 302,522   $ 294,753
  Transportation revenues.....     12,055      34,423       33,518       15,892       19,161       36,787      33,240      30,816
  Gain on the sale of
    assets....................    543,365       7,865          474          474           --           --          --          --
  Other revenues..............      3,313         600          360          127           52          285         157         247
                                ---------   ---------    ---------    ---------    ---------    ---------   ---------   ---------
                                  723,271     406,347      291,338      141,156      162,517      312,699     335,919     325,816
  Operating costs and
    expenses..................     62,356     137,019       94,046       45,629       50,893       99,310     103,459      99,982
  Depreciation, depletion, and
    amortization..............     82,659     132,453      120,513       60,894       70,345      129,964     113,858      95,016
  General and administrative
    expenses..................     48,156      45,596       33,025       13,685       12,595       31,935      40,311      23,613
  Litigation settlements......         --     (96,000)     (18,300)     (18,300)          --           --      (1,000)         --
  Operating income............    530,100     187,279       62,054       39,248       28,684       51,490      79,291     107,205
  Net interest expense........     68,187      91,463       77,174       40,436       29,059       65,797      50,155       2,442
  Income taxes and other......    161,669      12,491       (2,700)        (416)        (131)      (2,415)      5,380      11,146
  Extraordinary loss, net of
    taxes.....................     72,043          --       56,637           --           --       56,637          --          --
                                ---------   ---------    ---------    ---------    ---------    ---------   ---------   ---------
        Net income (loss).....  $ 228,201   $  83,325    $ (69,057)   $    (772)   $    (244)   $ (68,529)  $  23,756   $  93,617
                                =========   =========    =========    =========    =========    =========   =========   =========
  Net income (loss) per
    share:(1)
    Income (loss) before
      extraordinary item......  $    4.49   $    1.13    $   (0.17)   $   (0.01)   $      --    $   (0.16)  $    0.33
    Extraordinary item........      (1.08)         --        (0.77)          --           --        (0.77)         --
                                ---------   ---------    ---------    ---------    ---------    ---------   ---------
        Net income (loss).....  $    3.41   $    1.13    $   (0.94)   $   (0.01)   $      --    $   (0.93)  $    0.33
                                =========   =========    =========    =========    =========    =========   =========
  Dividends declared per
    common share(2)...........         --          --           --           --           --           --          --
OTHER FINANCIAL DATA:
  Cash provided by operating
    activities................  $  21,953   $ 221,061    $  72,152    $  52,172    $  74,332    $  94,312   $ 136,243   $ 184,466
  Cash provided (used) by
    investing activities......    696,021    (272,883)    (340,753)    (136,664)    (105,326)    (309,415)   (237,781)   (142,848)
  Cash provided (used) by
    financing activities......   (703,033)     64,135      279,030       13,055       18,249      284,224     484,631         507
  Ratio of earnings to fixed
    charges(3)................        5.6x        1.7x          --           --           --           --         1.5x       34.9x
  EBITDA(4)...................    626,209     325,962      187,884      103,413      100,224      184,695     195,044     208,635
  Consolidated fixed
    charges...................     97,409     113,581       90,755       51,088       30,254       69,921      52,760       3,256
  Capital expenditures........    426,179     358,814      373,136      205,488      110,842      278,490     241,268     147,202
OPERATING DATA:
  Sales volumes:
    Gas (average daily)
      (MMcfd).................      198.9       419.6        376.8        363.4        417.7        405.2       358.8       326.8
    Gas (Bcf)(6)..............       72.4       153.6        137.9         66.9         76.9        147.9       130.9       119.3
    NGLs (MMgal)..............       62.4       174.2        169.2         65.3        121.3        225.3       164.0       183.8
    Condensate (MBbls)........        619         604          543          259          354          638         650         617
    Total production (Bcfe)...       76.1       157.2        141.1         68.5         79.0        151.7       134.8       123.0
  Average prices:
    Gas (dry) (per Mcf)(6)....  $    2.09   $    2.14    $    1.51    $    1.65    $    1.41    $    1.40   $    1.96   $    1.98
    NGLs (per gallon).........        .29         .36          .27          .30          .27          .26         .27         .30
    Condensate (per Bbl)......      19.20       21.54        17.76        17.39        16.50        17.22       15.13       18.65
  Average lifting costs (per
    Mcfe).....................        .34         .29          .23          .23          .21          .21         .24         .22
  Proved reserves (net) (end
    of period):
    Gas (Bcf).................      348.7       919.7      1,139.1      1,139.1        943.4      1,122.6       717.4       695.0
    Condensate (MBbls)........     15,910       5,738        2,903        2,903        2,637        3,049       1,935       1,968
  Number of gross wells
    drilled...................        107         151          102           65           60           97         140         103
  Percentage of wells drilled
    completed.................        56%         68%          75%          74%          78%          77%         83%         85%

                                                                  JANUARY 31,                                JULY 31,
                                                  --------------------------------------------   --------------------------------
                                                    1998        1997        1996        1995       1995        1994       1993
                                                  --------   ----------   ---------   --------   ---------   --------   ---------
BALANCE SHEET DATA:
  Working capital (deficit)(5)..................  $(22,122)  $   71,586   $  43,602   $(56,749)  $ 106,836   $ (8,865)  $ (56,949)
  Net property and equipment....................   701,598      846,393     715,340    498,165     601,460    462,340     341,976
  Total assets..................................   816,635    1,053,152     938,829    594,738     826,570    583,591     360,241
  Total debt....................................   630,103      941,922     824,241    518,701     800,000    500,000       8,270
  Stockholders' equity (deficit)................    24,637     (150,795)   (154,440)   (85,383)   (153,668)   (85,139)   (204,575)

---------------

(1) Net income per share for the year ended July 31, 1994 gives effect to 69,000,000 shares of common stock outstanding after a 69,000-for-1 stock split which was effective in February 1994. Per share data for 1993 is omitted because TransTexas' predecessor was not a separate entity with its own capital structure.

(2) TransTexas' existing debt instruments contain certain restrictions with respect to the payment of dividends on TransTexas' common stock.

(3) For the purposes of determining the ratio of earnings to consolidated fixed charges, earnings are defined as pre-tax income plus consolidated fixed charges. Consolidated fixed charges consist of interest expense on all indebtedness and the portion of operating lease rental expense that represents the interest component. Earnings for the year ended January 31, 1996, six months ended January 31, 1996 and 1995 and year ended July 31, 1995 were inadequate to cover fixed charges by $15.1 million, $1.2 million, $0.4 million and $14.3 million, respectively.

(4) Earnings before consolidated fixed charges, income taxes, depreciation, depletion and amortization. Consolidated fixed charges consist of interest expense (including capitalized interest) on all indebtedness and a portion of operating lease rental expense that represents the interest component. EBITDA for the year ended January 31, 1998 includes a $543.4 million gain on the sale of assets. EBITDA for the year ended January 31, 1997 includes a gain on a litigation settlement of $96.0 million and a gain on the sale of assets of $7.9 million. EBITDA for the year ended January 31, 1996 and the Transition Period includes a gain on a litigation settlement of $18.3 million. EBITDA includes litigation accruals of $15.0 million, $15.5 million and $7.0 million for the years ended January 31, 1998, 1997 and 1996, respectively. EBITDA includes litigation accruals of $7.0 million, $13.0 million and $10.0 million for the years ended July 31, 1995, 1994 and 1993, respectively. EBITDA is not presented in accordance with GAAP and should not be used in lieu of GAAP presentations of results of operations and cash flows.

(5) Working capital for 1993 excludes all cash and accounts receivable because those assets were not transferred to TransTexas in the Transfer. Working capital as of January 31, 1997 and 1996 and July 31, 1995 includes $46.0 million, $46.0 million and $44.7 million, respectively, of cash restricted for the payment of interest.

(6) Sales volumes include amounts delivered pursuant to volumetric production payments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with TransTexas' Consolidated Financial Statements and Notes thereto included under Item 8 of this report.

RESULTS OF OPERATIONS

     TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate and NGLs. The profitability of TransTexas also depends on its ability to minimize finding and lifting costs and maintain its reserve base while maximizing production. On May 29, 1997, TransTexas entered into and consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for an adjusted sales price of approximately $1.1 billion. Accordingly, TransTexas' reported results for the fiscal year ended

January 31, 1998 include the effect of reduced volumes attributable to the divestiture of the Lobo Trend producing properties. TransTexas recorded a gain of $543.4 million on the Lobo Sale.

     TransTexas' operating data for the years ended January 31, 1998, 1997 and 1996, the six months ended January 31, 1996 and 1995 and the year ended July 31, 1995 are as follows:

                                                                   SIX MONTHS
                                                                      ENDED
                                       YEAR ENDED JANUARY 31,      JANUARY 31,     YEAR ENDED
                                      ------------------------   ---------------    JULY 31,
                                       1998     1997     1996     1996     1995       1995
                                      ------   ------   ------   ------   ------   ----------
Sales volumes:
  Gas (Bcf)(1)......................    72.4    153.6    137.9     66.9     76.9      147.9
  NGLs (MMgals).....................    62.4    174.2    169.2     65.3    121.3      225.3
  Condensate and oil (MBbls)........     619      604      543      259      354        638
Average prices:
  Gas (dry) (per Mcf)(2)............  $ 2.09   $ 2.14   $ 1.51   $ 1.65   $ 1.41     $ 1.40
  NGLs (per gallon).................     .29      .36      .27      .30      .27        .26
  Condensate and oil (per Bbl)......   19.20    21.54    17.76    17.39    16.50      17.22
Number of gross wells drilled.......     107      151      102       65       60         98
Percentage of wells completed.......      56%      68%      75%      74%      78%        78%

---------------

(1) Sales volumes for the years ended January 31, 1998 and 1997 include 7.3 Bcf and 32.0 Bcf, respectively, delivered pursuant to volumetric production payments.

(2) Average prices for the years ended January 31, 1998 and 1997 include amounts delivered under volumetric production payments. The average gas prices for TransTexas' undedicated production for these periods were $2.10 per Mcf and $2.39 per Mcf, respectively. Gas prices do not include the effect of hedging.

     TransTexas uses the full-cost method of accounting for exploration and development costs. Under the full-cost method, the cost for successful, as well as unsuccessful, exploration and development activities is capitalized and amortized on a unit-of-production basis over the life of the remaining proved reserves. As of January 31, 1998, the TransTexas' net capitalized costs of gas and oil properties exceeded the cost center ceiling. TransTexas did not adjust its net capitalized costs because, subsequent to year-end, prices for gas and oil increased such that TransTexas' net capitalized costs did not exceed the recalculated cost center ceiling. A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                                  SIX MONTHS ENDED
                                     YEAR ENDED JANUARY 31,          JANUARY 31,       YEAR ENDED
                                  ----------------------------   -------------------    JULY 31,
                                  1998     1997       1996       1996       1995          1995
                                  -----   ------   -----------   -----   -----------   ----------
Operating costs and expenses:
  Lease.........................  $15.2   $ 27.5      $18.7      $ 9.4      $10.3        $19.6
  Pipeline and gathering........   18.1     37.2       24.4       13.0        9.8         21.2
  Natural gas liquids...........   14.5     49.3       35.5       15.6       24.5         44.4
  Drilling services.............    3.1       .4         .2         .1         --           .1
                                  -----   ------      -----      -----      -----        -----
                                   50.9    114.4       78.8       38.1       44.6         85.3
Taxes other than income
  taxes(1)......................   11.4     22.6       15.2        7.5        6.3         14.0
                                  -----   ------      -----      -----      -----        -----
                                  $62.3   $137.0      $94.0      $45.6      $50.9        $99.3
                                  =====   ======      =====      =====      =====        =====

---------------

(1) Taxes other than income taxes include severance, property and other taxes.

     TransTexas' average depletion rates have been as follows:

                                                                   SIX MONTHS ENDED
                                       YEAR ENDED JANUARY 31,        JANUARY 31,       YEAR ENDED
                                     --------------------------   ------------------    JULY 31,
                                     1998    1997      1996       1996      1995          1995
                                     -----   ----   -----------   ----   -----------   ----------
Depletion rates (per Mcfe).........  $1.11   $.96      $.79       $.82      $.84          $.81
                                     =====   ====      ====       ====      ====          ====

  Year Ended January 31, 1998, Compared with the Year Ended January 31, 1997

     Gas, condensate and NGL revenues for the year ended January 31, 1998 decreased by $198.9 million from the prior year, primarily due to decreases in gas, condensate and NGLs sales prices and gas sales volumes, offset in part by increases in condensate sales volumes. The average prices received per Mcf of gas, excluding amounts dedicated to volumetric production payments, ranged from $1.49 to $3.01 in the year ended January 31, 1998, compared to a range of $1.71 to $3.74 in the prior year. The increase in condensate sales volumes is due primarily to increased production from TransTexas' new development areas, offset in part by the divestiture of producing properties as a result of the Lobo Sale. NGLs sales volumes decreased as a result of decreases in the volumes of natural gas processed. Transportation revenues decreased by $22.4 million for the year ended January 31, 1998, due primarily to the divestiture of the pipeline system as a result of the Lobo Sale. Drilling service revenues increased by $2.7 million for the year ended January 31, 1998, due primarily to an increase in services provided to third parties.

     Lease operating expenses for the year ended January 31, 1998 decreased by $12.3 million from the prior year due primarily to the Lobo Sale and the resulting decrease in the number of producing wells. Pipeline and gathering expenses decreased by $19.1 million due primarily to the divestiture of the pipeline system, offset partially by an increase of $2.3 million attributable to contractual transportation charges. NGLs cost decreased by $34.8 million from the prior year primarily due to the Lobo Sale and the resulting decrease in volumes of natural gas processed. Drilling service expenses for the year ended January 31, 1998 increased $2.7 million as compared to the prior year primarily due to increased costs related to providing services to the new operator of the Lobo Trend properties. Depreciation, depletion and amortization expense for the year ended January 31, 1998 decreased by $49.8 million due to the Lobo Sale and the resulting decrease in TransTexas' undedicated natural gas production as a result of the Lobo Sale, partially offset by a $0.15 increase in the depletion rate. The depletion rate increased primarily as a result of the inclusion of approximately $48 million of properties previously not subject to depletion, and a reduction in TransTexas' proved reserves as a result of the Lobo Sale. General and administrative expenses increased by $2.6 million due primarily to an increase in professional services related to amendments to debt agreements offset partially by a decrease in litigation expense. Taxes other than income taxes decreased by $11.2 million over the prior year due primarily to decreases in ad valorem, severance and excise taxes associated with the Lobo Sale and the resulting decrease in the number of producing wells.

     Beginning in fiscal 1996, TransTexas substantially increased its exploration activities and has made significant capital expenditures for leasehold interests classified as unevaluated properties. As a result of exploratory discoveries on certain of these leases and the related capital requirements, TransTexas has farmed out certain other interests with a carrying value of $17 million and expects to farm out additional leases. To the extent these activities do not result in the discovery of proved reserves, the leases will be added to the cost center, which could result in continued increases in the depletion rate or a writedown of TransTexas' net capitalized costs of gas and oil properties. The majority of unevaluated properties will be evaluated over the next two years.

     Interest income for the year ended January 31, 1998 increased by $6.8 million as compared to the prior year due to higher cash balances available for investment. TransTexas does not expect to earn significant interest income during fiscal 1999. Interest expense decreased by $16.4 million primarily as a result of the retirement of the Senior Secured Notes offset in part by accretion of interest on the Old Subordinated Notes (as defined) retired by TransTexas on June 19, 1997.

     Cash flow from operating activities for the year ended January 31, 1998 decreased by approximately $199.1 million from the prior year due primarily to lower net income from gas and oil production activities and cash settlement of volumetric production payments in connection with the Lobo Sale and reduction of current liabilities partially offset by collections of receivables and advances to affiliates. During fiscal 1997, TransTexas collected $58.6 million from the sale of volumetric production payments.

     Cash provided by investing activities increased by $968.9 million due to proceeds primarily from the Lobo Sale, offset in part by an increase in capital expenditures.

     Cash flow used by financing activities increased by $767.2 million due primarily to the retirement of the Senior Secured Notes and purchases by TransTexas of its common stock pursuant to the share repurchase program, offset in part by proceeds from the TransTexas Intercompany Loan.

  Year Ended January 31, 1997, Compared with the Year Ended January 31, 1996

     Gas, condensate and NGL revenues for the year ended January 31, 1997, increased by $106.5 million from the year ended January 31, 1996, primarily due to higher prices for and increased volumes of natural gas, condensate, oil and NGLs, primarily in the fourth quarter. The average monthly prices received for natural gas, excluding amounts delivered to third parties under volumetric production payments, ranged from $1.71 to $3.74 per Mcf during the year ended January 31, 1997, compared to prices ranging from $1.29 to $1.95 per Mcf in the year ended January 31, 1996. The increase in natural gas sales volumes resulted primarily from increased production from TransTexas' Bob West North development area, offset in part by the normal decline in natural gas production from TransTexas' Lobo Trend wells and the sale of approximately 207 Bcfe of TransTexas' reserves in the Lobo Trend. NGLs sales volumes increased as a result of increases in the volumes of natural gas processed. Transportation revenues increased by $0.9 million for the year ended January 31, 1997, primarily due to increased volumes of natural gas transported.

     Lease operating expenses for the year ended January 31, 1997 increased by $8.8 million from the year ended January 31, 1996 primarily due to increases in repairs and maintenance and workover expenses attributable to an increase in the number of producing wells prior to the sale of certain of TransTexas' Lobo Trend properties and the initiation in the first quarter of fiscal 1997 of a program to increase flow rates on certain wells. This program included the installation of leased wellhead compressors and additional workover projects. Pipeline operating expenses increased by $12.8 million, primarily due to increases in compressor fuel costs, compressor rentals, chemicals used in the operation of TransTexas' amine plants and volumetric losses. NGLs cost increased by $13.8 million from the year ended January 31, 1996 due to increases in the cost of natural gas used in NGL processing. Depreciation, depletion and amortization expense for the year ended January 31, 1997 increased by $11.9 million due to a $0.17 increase in the depletion rate, offset in part by a decrease in TransTexas' undedicated natural gas production. The depletion rate increased for the year ended January 31, 1997 primarily due to higher costs associated with TransTexas' expanded exploration activities. General and administrative expenses increased by $12.6 million in the year ended January 31, 1997, due primarily to increases in litigation accruals and wages and benefits. Taxes other than income taxes increased by $7.3 million over the year ended January 31, 1996 due primarily to an increase in severance taxes, including an accrual of $2.7 million as a result of a severance tax audit adjustment, offset in part by a reduction in ad valorem taxes.

     Interest income for the year ended January 31, 1997, increased by $0.8 million from the year ended January 31, 1996 due to higher average cash balances in fiscal 1997. Interest expense increased by $15.1 million primarily as a result of interest incurred on the TransTexas Senior Secured Notes and the amortization of related debt issue costs, offset in part by an increase of $7.6 million of interest capitalized in connection with the acquisition of TransTexas' unevaluated gas and oil properties.

     Litigation settlements for the year ended January 31, 1997, increased by $77.7 million as a result of the settlement with Tennessee Gas Pipeline Company of which TransTexas' share of the proceeds was $96 million.

     Income tax expense for the year ended January 31, 1997, was $12.5 million compared to an income tax benefit of $4.2 million in the prior year. Income tax expense for the year ended January 31, 1997 is net of a decrease in a valuation allowance of $13.6 million relating to the utilization of net operating loss carryforwards and tight sands credits of $7.4 million. Income tax benefit for the year ended January 31, 1996 is net of a valuation allowance of $13.6 million relating to net operating loss carryforwards and an adjustment relating to tight sands credits of $7.8 million.

     Cash flow from operating activities for the year ended January 31, 1997, increased by $148.9 million from the prior year primarily due to increased net income, the settlement of take-or-pay litigation in the second quarter of fiscal 1997 and proceeds from the sale of volumetric production payments, partially offset by increases in working capital.

     Cash used in investing activities decreased by $67.9 million due to the sale of approximately 207 Bcfe of TransTexas' reserves, offset in part by advances to an affiliate and increased capital spending. Capital expenditures for fiscal 1997 included $47.7 million for purchases of oil and gas properties from TransAmerican.

     Cash flow from financing activities decreased by $214.9 million from the year ended January 1, 1996 due primarily to the issuance of the TransTexas Senior Secured Notes in June 1995, offset in part by the issuance of the Old Subordinated Notes (as defined) in fiscal 1997.

  Six Months Ended January 31, 1996, Compared with the Six Months Ended January 31, 1995

     Gas, condensate and NGL revenues for the six months ended January 31, 1996, decreased by $18.6 million from the comparable period of the prior year, due primarily to decreases in gas, condensate and NGL sales volumes, partly offset by increases in gas, condensate and NGL prices. The decrease in gas sales volumes reflects the normal decline in natural gas production from TransTexas' Lobo Trend wells, offset in part by production from TransTexas' new development areas. The average monthly prices received per Mcf of gas ranged from $1.33 to $1.95 in the six months ended January 31, 1996, compared to a range of $1.32 to $1.52 in the same period in the prior year. NGL sales volumes decreased primarily due to the decrease in the volumes of natural gas processed. Transportation revenues decreased by $3.3 million for the six months ended January 31, 1996, due primarily to decreases in volumes transported.

     Lease operating expenses in the six months ended January 31, 1996, decreased by $0.9 million from the prior year period as increases in repairs and maintenance expenses attributable to the increase in the number of producing wells were offset by a decrease in workover expense due to fewer workovers performed. Pipeline operating expenses increased by $3.2 million due primarily to increases in repairs and maintenance expenses, compressor fuel costs and pipeline loss. Also contributing to the increase in pipeline operating expenses were costs incurred by TransTexas to remove carbon dioxide from natural gas produced from certain of TransTexas' new development areas. NGL costs decreased by $8.9 million from the comparable period in the prior year due to the decrease in volumes of natural gas processed. Depreciation, depletion and amortization expense for the six months ended January 31, 1996, decreased by $9.4 million due to the decrease in natural gas production and a $0.02 decrease in the depletion rate. General and administrative expenses increased by $1.1 million in the six months ended January 31, 1996, due primarily to costs associated with the relocation of TransTexas' corporate offices, offset in part by decreases in consulting and professional fees. The gain on litigation settlement of $18.3 million represents the value of properties received in a litigation settlement.

     Interest income for the six months ended January 31, 1996, increased by $2 million over the comparable period of the prior year due to increased cash balances resulting from the issuance of the TransTexas Senior Secured Notes. Interest expense increased by $13.4 million primarily as a result of interest accrued on the TransTexas Senior Secured Notes and a dollar-denominated production payment, offset in part by the capitalization of $7.4 million of interest in connection with the acquisition of TransTexas' unevaluated gas and oil properties.

     Cash flow from operating activities for the six months ended January 31, 1996, decreased by $21.2 million from the prior year period primarily due to decreased production, offset in part by net proceeds of $32.9 million from the sale of a volumetric production payment.

     Cash used in investing activities increased by $31.4 million due to increases in lease acquisitions and drilling activity, and the purchase and installation of three amine plants to treat gas produced from certain of TransTexas' new discovery areas. These increases were offset by cash proceeds from the sale of a portion of TransTexas' Lodgepole properties and a sale-leaseback of drilling equipment.

     Cash flow from financing activities decreased by $5.2 million due primarily to repayments of TransTexas' dollar-denominated production payment, offset in part by increases in long-term borrowings.

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

     For the year ended January 31, 1998, total capital expenditures were $424 million, including $56 million for lease acquisitions, $296 million for drilling and development and $72 million for TransTexas' gas gathering and pipeline system and other equipment and seismic acquisitions. During fiscal 1998, TransTexas accelerated its exploration program and development drilling program, which included the successful exploration efforts in Galveston Bay, Goliad County and Brazoria County and, as a result, its capital expenditures for fiscal 1998 significantly exceeded its original anticipated amount of $220 million. Subject to cash availability, capital expenditures for fiscal 1999 are estimated to be approximately $180 million, which amount is in excess of projected cash flow from operations for fiscal 1999. A reduction in planned capital spending could result in less than anticipated cash flow from operations in fiscal 1999 and future years which could have a material adverse effect on TransTexas. To finance these capital expenditure requirements and reduce its working capital deficit, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales, including assets of the drilling services division, and financings which may include borrowings or production payments. There is no assurance that adequate funds can be obtained on a timely basis from such sources.

     In March 1988, TransTexas executed an amended and restated note in the principal amount of approximately $14.9 million evidencing debt previously incurred. Concurrently, TransTexas incurred an additional $14 million in debt, evidenced by a promissory note. Both notes are secured by a lien on equipment. The notes bear interest at a rate of 13.87%, with monthly installments and a final installment payable on April 1, 2001.

     On May 29, 1997, TransTexas consummated the Lobo Sale for an adjusted sales price of approximately $1.1 billion. With proceeds from the Lobo Sale, TransTexas repaid certain indebtedness and other obligations, including production payments, in an aggregate amount of approximately $84 million. The remaining net proceeds were used for the redemption or repurchase of the Senior Secured Notes and for general corporate purposes.

     On June 13, 1997, TEC, completed a private offering (the "TEC Notes Offering") of $475 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "TEC Senior Secured Notes") and $1.13 billion aggregate principal amount of 13% Senior Secured Discount Notes due 2002 (the "TEC Senior

Secured Discount Notes" and, together with the TEC Senior Secured Notes, the "TEC Notes") for net proceeds of approximately $1.3 billion.

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

     On June 13, 1997, TransTexas completed a tender offer (the "Tender Offer") for its Senior Secured Notes for 111 1/2% of their principal amount (plus accrued and unpaid interest). Approximately $785.4 million principal amount of Senior Secured Notes were tendered and accepted by TransTexas. The Senior Secured Notes remaining outstanding were called for redemption on June 30, 1997 pursuant to the terms of the Senior Secured Notes Indenture.

     On June 19, 1997, TransTexas completed an exchange offer (the "Subordinated Notes Exchange Offer"), pursuant to which it exchanged approximately $115.8 million aggregate principal amount of its 13 3/4% Series C Senior Subordinated Notes due 2001 (the "Series C Subordinated Notes") for all of its 13 1/4% Series A Senior Subordinated Notes due 2003 (the "Old Subordinated Notes"). On October 10, 1997, TransTexas completed a registered exchange offer resulting in the issuance of $115.8 million aggregate principal amount of its 13 3/4% Series D Senior Subordinated Notes due 2001 (the "Subordinated Notes") in exchange for all of its outstanding Series C Subordinated Notes. The Subordinated Notes pay interest in cash semi-annually in arrears on each June 30 and December 31 commencing December 31, 1997. The indenture governing the Subordinated Notes includes certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates.

     As a result of the Tender Offer and Subordinated Notes Exchange Offer, TransTexas recorded a $72 million after tax extraordinary charge.

     In June 1997, TransTexas implemented a share repurchase program pursuant to which it repurchased common stock from its public stockholders and from TEC and TARC. The share repurchase program was originally funded by $399 million of proceeds from the TransTexas Intercompany Loan. As of January 31, 1998, approximately 3.9 million shares had been repurchased from public stockholders for an aggregate purchase price of approximately $61.4 million, and approximately 12.6 million shares had been repurchased from TEC and TARC for an aggregate purchase price of approximately $201 million. In December 1997, the share repurchase program was terminated.

     In December 1997, TEC obtained consents from the holders of the TEC Series A Notes to certain amendments to the indenture governing the TEC Notes (the "TEC Notes Indenture") and related documents. These amendments, among other things, allowed for the release to TransTexas of approximately $136.6 million in funds remaining in the TransTexas Disbursement Account after termination of the share repurchase program. TransTexas paid a fee of $14 million to holders of the TEC notes in connection with the consent solicitation which was capitalized as debt issue costs.

     TransTexas and BNY Financial Corporation are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 14, 1997. As of January 31, 1998, outstanding advances under the BNY Facility totaled approximately $7.9 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory.

     In September 1997, TEC advanced $3 million to TransTexas pursuant to a non-interest-bearing note which matures on June 14, 2002. In November and December 1997 and January 1998, TEC advanced an aggregate of approximately $34 million to TransTexas pursuant to promissory notes which mature on June 14, 2002. The notes bear interest in an amount equal to a fixed semi-annual interest payment of $2.8 million, prorated based on the average outstanding balance of all notes (other than the note evidencing the Intercompany Loans) between TransTexas and TEC and the average outstanding balance of all notes (other than the note evidencing the Intercompany Loans) between TARC and TEC.

     In February 1998, TransTexas entered into a drilling program with unrelated third parties, pursuant to which such parties have reimbursed or will reimburse to TransTexas certain drilling costs with respect to recently drilled wells in exchange for the assignment of a dollar denominated production payment in such wells. The production payment is limited to repayment of the reimbursement plus an amount equal to the interest that would accrue at 15% per year on the unpaid balance of reimbursement amounts. Pursuant to the terms of the TransTexas Intercompany Loan, the number of wells included in the program cannot exceed 30 per fiscal year. Pursuant to the terms of the drilling program, the maximum aggregate reimbursement payments to TransTexas cannot exceed $75 million. As of April 30, 1998, 13 wells were included in the drilling program and aggregate reimbursement payments to TransTexas totaled $33 million. The program includes wells in Galveston, Chambers, Jim Hogg, Webb and Wharton counties, Texas.

     As discussed above in Item 1, TransTexas has engaged an investment banking firm to assist in the sale of its drilling services assets. TransTexas expects that its future general and administrative expenses and operating expenses will be reduced as a result of the sale of its drilling services assets.

  Contingent Liabilities

     TransTexas has significant contingent liabilities, including liabilities with respect to litigation matters as described in Note 13 of Notes to Consolidated Financial Statements. These matters, individually and in the aggregate, amount to potential liability which, if adjudicated in a manner adverse to TransTexas in one reporting period, could have a material adverse effect on TransTexas' cash flows or results of operations for that period. Although the outcome of these contingencies or the probability of the occurrence of these contingencies cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position.

     In January 1996, TransTexas entered into a reimbursement agreement with an unaffiliated third party pursuant to which the third party caused a $20 million letter of credit to be issued to collateralize a supersedeas bond on behalf of TransTexas. If there is a draw under the letter of credit, TransTexas is required to reimburse the third party within 60 days. TransTexas has agreed to issue up to 8.6 million shares of its common stock to the third party if this contingent obligation to such third party becomes fixed and remains unpaid for 60 days. If the obligation becomes fixed, and alternative sources of capital are not available, TransTexas could elect to sell shares of its common stock prior to the maturity of the obligation and use the proceeds of such sale to repay the third party. Based on TransTexas' current capitalization, the issuance of shares of its common stock to satisfy this obligation would result in deconsolidation of TransTexas for federal income tax purposes. TransTexas does not believe that this contingency will occur.

     Pursuant to the Lobo Sale Agreement, TransTexas is required to indemnify the buyer for certain liabilities related to the assets previously owned by TTC. Although TransTexas does not anticipate that it will incur any material indemnity liability, no assurance can be given that TransTexas will have sufficient funds to satisfy any such indemnity obligation or that any payment thereof will not have a material adverse effect on its ability to fund its debt service, capital expenditure and working capital requirements.

  Potential Tax Liability

     Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service (the "IRS") regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that such challenge would not be upheld. Under an agreement between TransTexas, TransAmerican and certain of TransAmerican's subsidiaries (the "Tax Allocation Agreement"), TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. As a member of the TNGC Consolidated Group (defined below), each of TransTexas, TEC and TARC will be severally liable for any tax liability resulting from the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1995 and 1994. At this time, it is not possible to predict the scope of the IRS' review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

     Based upon independent legal advice, TransTexas has determined that it will not report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that its position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $250 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 9%) on the tax and penalties (if any). The Tax Allocation Agreement has been amended so that TransAmerican will become obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican will be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group, thus, may be required to pay the tax. TransTexas has reserved approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal tax liability that TransAmerican might not be able to pay. If TransTexas were required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

     Under certain circumstances, TransAmerican or TEC may sell or otherwise dispose of shares of TransTexas common stock. If, as a result of any sale or other disposition of TransTexas' common stock, the aggregate ownership of TransTexas by members of the TNGC Consolidated Group (excluding TransTexas) is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes ("Deconsolidation") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement. Upon a Deconsolidation of TransTexas, members of the TNGC Consolidated Group that own TransTexas' common stock could incur a substantial amount of federal income tax liability. If such Deconsolidation occurred during the fiscal year ending January 31, 1999, the aggregate amount of this tax liability is estimated to be approximately $100 million, assuming no reduction for tax attributes of the TNGC Consolidated Group. However, such tax liability generally would be substantially reduced or eliminated in the event that the IRS successfully challenged TransTexas' position on the Lobo Sale. Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that each TNGC Consolidated Group member will have the ability to satisfy any tax obligation attributable to these transactions at the time due and, therefore, other members of the group, including TEC, TransTexas or TARC, may be required to pay the tax.

     Generally, under the Tax Allocation Agreement, if net operating losses of TransTexas are used by other members of the TNGC Consolidated Group, then TransTexas is entitled to the benefit (through reduced current taxes payable) of such losses in later years to the extent TransTexas has taxable income, remains a member of the TNGC Consolidated Group and the other group members have the ability to pay such taxes. If TransAmerican or TEC transfers shares of common stock of TransTexas (or transfers options or other rights to acquire such shares) and, as a result of such transfer, Deconsolidation of TransTexas occurs, TransTexas would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of TransTexas used by other members of the TNGC Consolidated Group prior to the Deconsolidation of TransTexas.

     TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to transactions in prior years. As of January 31, 1998, TransTexas had paid approximately $5.4 million of such tax and estimates that approximately $6.0 million will be paid in fiscal 1999.

  Potential Effects of a Change of Control

     The Subordinated Notes Indenture provides that, upon the occurrence of a Change of Control, each holder of the Subordinated Notes will have the right to require TransTexas to repurchase such holder's Subordinated Notes at 101% of the principal amount thereof plus accrued and unpaid interest. Pursuant to the terms of the TransTexas Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TransTexas to repay the principal of the TransTexas Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Notes Indenture. Such pro rata share would be calculated using the ratio of the outstanding principal amount of the TransTexas Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan.

     A Change of Control would be deemed to occur under the Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances pursuant to which any person or group other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, and during the 90 days thereafter, the rating of the Subordinated Notes is downgraded or withdrawn. A Change of Control would be deemed to occur under the TransTexas Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TransTexas or TARC including any circumstance pursuant to which (i) any person or group, other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TransTexas' or TARC's capital stock, respectively, but less than 50% of the total voting stock or economic value of TransTexas or TARC, respectively, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group.

     In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TEC Notes Indenture may result in a "change of control" of TransTexas under the terms of the BNY Facility and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. As of January 31, 1998, TransTexas had approximately $24.2 million of indebtedness (excluding the Subordinated Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

     A change of control or other event that results in deconsolidation of TransTexas and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to TransTexas in one reporting period, could have a material adverse effect on TransTexas' cash flows or results of operations for that period. Although the outcome of these contingencies or the probability of the occurrence of these contingencies cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position.

  Inflation and Changes in Prices

     TransTexas' results of operations and the value of its gas properties are highly dependent upon the prices TransTexas receives for its natural gas. Substantially all of TransTexas' sales of natural gas are made in the spot market, or pursuant to long-term contracts at market prices. Accordingly, the prices received by TransTexas for its natural gas production are dependent upon numerous factors beyond the control of TransTexas, including the level of consumer product demand, the North American supply of natural gas, government regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment. Demand for natural gas is seasonal, with demand typically higher during the summer and winter, and lower during the spring and fall, with concomitant changes in price. Although certain of TransTexas' costs and expenses are affected by the level of inflation, inflation has not had a significant effect on TransTexas' results of operations during the year ended January 31, 1998.

     Any significant decline in current prices for natural gas could have a material adverse effect on TransTexas' financial condition, results of operations and quantities of reserves recoverable on an economic basis. Based on an assumed average net daily production level of approximately 175 MMcfd, TransTexas estimates that a $0.10 per MMBtu change in average gas prices received would change annual operating income by approximately $6 million.

  Impact of Year 2000

     The year 2000 issue relates to computer programs or computer equipment designed to use two digits rather than four digits to define the applicable year. As a result, computer systems with time-sensitive software may not accurately calculate, store or use a date subsequent to December 31, 1999. This could result in system failures or miscalculations and disruptions of operations, including among other things, a temporary inability to process transactions or engage in other normal business activities.

     In June 1997, management began a Company-wide program to prepare its computer systems for year 2000 compliance. In January 1998, TransTexas began implementation of new client/server based systems which are anticipated to be completed by January 1999. TransTexas estimates the cost of upgrading its computer systems to be approximately $2 million. There can be no assurance that TransTexas will timely complete the implementation of the new systems. The year 2000 issue should not impact TransTexas' ability to continue exploration, production or sales activities.

  Forward-Looking Statements

     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. All statements other than statements of historical facts included in this report regarding TransTexas' financial position, business strategy, and plans and objectives of management for future operations, including, but not limited to words such as "anticipates," "expects," "estimates," "believes" and "likely" indicate forward-looking statements. TransTexas' management believes its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include fluctuations in the commodity prices for natural gas, crude oil, condensate and natural gas liquids, the extent of TransTexas' success in discovering, developing and producing reserves, conditions in the equity and capital markets, competition and the ultimate resolution of litigation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   25

Financial Statements:
  Consolidated Balance Sheet................................   26
  Consolidated Statement of Operations......................   27
  Consolidated Statement of Stockholders' Equity
     (Deficit)..............................................   28
  Consolidated Statement of Cash Flows......................   29
  Notes to Consolidated Financial Statements................   30

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
TransTexas Gas Corporation:

     We have audited the accompanying consolidated balance sheet of TransTexas Gas Corporation as of January 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended January 31, 1998 and 1997, the six months ended January 31, 1996 and the year ended July 31, 1995. These financial statements are the responsibility of TransTexas' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransTexas Gas Corporation as of January 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended January 31, 1998 and 1997, the six months ended January 31, 1996 and the year ended July 31, 1995, in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.
Houston, Texas
April 30, 1998

                           TRANSTEXAS GAS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                    JANUARY 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $   38,502    $   23,561
  Cash restricted for interest (Note 5).....................          --        46,000
  Accounts receivable.......................................      17,056        78,660
  Receivable from affiliates................................          --         3,248
  Inventories...............................................      16,437        12,481
  Other current assets......................................      10,719        24,984
                                                              ----------    ----------
         Total current assets...............................      82,714       188,934
                                                              ----------    ----------
Property and equipment......................................   1,418,293     2,280,880
Less accumulated depreciation, depletion and amortization...     716,695     1,434,487
                                                              ----------    ----------
  Net property and equipment -- based on the full cost
    method of accounting for gas and oil properties of which
    $104,389 and $158,973 are excluded from amortization at
    January 31, 1998 and 1997, respectively.................     701,598       846,393
                                                              ----------    ----------
Due from affiliates.........................................       1,488            --
Other assets, net...........................................      30,835        17,825
                                                              ----------    ----------
                                                              $  816,635    $1,053,152
                                                              ==========    ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt......................  $   10,181    $    5,787
  Accounts payable..........................................      52,075        28,150
  Accrued interest payable to affiliate.....................       6,762            --
  Accrued liabilities.......................................      35,818        83,411
                                                              ----------    ----------
         Total current liabilities..........................     104,836       117,348
                                                              ----------    ----------
Long-term debt, less current maturities.....................       9,199         8,775
Production payments, less current portion...................       4,121        11,931
Notes payable to affiliate..................................     486,991            --
Senior secured notes........................................          --       800,000
Subordinated notes..........................................     115,815       101,092
Revolving credit agreement..................................       7,917        26,268
Deferred revenue............................................          --        54,554
Deferred income taxes.......................................      39,497        31,367
Payable to affiliates.......................................       3,002        19,621
Other liabilities...........................................      20,620        32,991
Commitments and contingencies (Note 13).....................          --            --
Stockholders' equity (deficit):
  Common stock, $0.01 par value, 100,000,000 shares
    authorized, 57,515,566 shares and 74,000,000 shares
    issued and outstanding at January 31, 1998 and 1997,
    respectively............................................         740           740
  Additional paid-in capital (capital deficit)..............      26,834      (123,524)
  Retained earnings.........................................     259,468        31,267
                                                              ----------    ----------
                                                                 287,042       (91,517)
  Treasury stock, at cost, 16,484,434 shares................    (262,405)           --
  Advances to affiliates....................................          --       (59,278)
                                                              ----------    ----------
         Total stockholders' equity (deficit)...............      24,637      (150,795)
                                                              ----------    ----------
                                                              $  816,635    $1,053,152
                                                              ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                SIX MONTHS ENDED
                                           YEAR ENDED JANUARY 31,                 JANUARY 31,          YEAR ENDED
                                    -------------------------------------   ------------------------    JULY 31,
                                       1998         1997         1996          1996         1995          1995
                                    ----------   ----------   -----------   ----------   -----------   ----------
                                                              (UNAUDITED)                (UNAUDITED)
Revenues:
  Gas, condensate and natural gas
    liquids.......................  $  164,538   $  363,459   $  256,986    $  124,663   $  143,304    $  275,627
  Transportation..................      12,055       34,423       33,518        15,892       19,161        36,787
  Gain on the sale of assets......     543,365        7,856          474           474           --            --
  Other...........................       3,313          609          360           127           52           285
                                    ----------   ----------   ----------    ----------   ----------    ----------
         Total revenues...........     723,271      406,347      291,338       141,156      162,517       312,699
                                    ----------   ----------   ----------    ----------   ----------    ----------
Costs and expenses:
  Operating.......................      50,957      114,453       78,812        38,145       44,605        85,272
  Depreciation, depletion and
    amortization..................      82,659      132,453      120,513        60,894       70,345       129,964
  General and administrative......      48,156       45,596       33,025        13,685       12,595        31,935
  Taxes other than income taxes...      11,399       22,566       15,234         7,484        6,288        14,038
  Litigation settlements..........          --      (96,000)     (18,300)      (18,300)          --            --
                                    ----------   ----------   ----------    ----------   ----------    ----------
         Total costs and
           expenses...............     193,171      219,068      229,284       101,908      133,833       261,209
                                    ----------   ----------   ----------    ----------   ----------    ----------
  Operating income................     530,100      187,279       62,054        39,248       28,684        51,490
                                    ----------   ----------   ----------    ----------   ----------    ----------
Other income (expense):
  Interest income.................      12,393        5,544        4,733         2,934          912         2,711
  Interest expense, net...........     (80,580)     (97,007)     (81,907)      (43,370)     (29,971)      (68,508)
                                    ----------   ----------   ----------    ----------   ----------    ----------
         Total other income
           (expense)..............     (68,187)     (91,463)     (77,174)      (40,436)     (29,059)      (65,797)
                                    ----------   ----------   ----------    ----------   ----------    ----------
Income (loss) before income
  taxes...........................     461,913       95,816      (15,120)       (1,188)        (375)      (14,307)
Income tax expense (benefit)......     161,669       12,491       (2,700)         (416)        (131)       (2,415)
                                    ----------   ----------   ----------    ----------   ----------    ----------
Income (loss) before extraordinary
  item............................     300,244       83,325      (12,420)         (772)        (244)      (11,892)
Extraordinary item -- loss on
  early extinguishment of debt,
  net of tax (Note 5).............     (72,043)          --      (56,637)           --           --       (56,637)
                                    ----------   ----------   ----------    ----------   ----------    ----------
         Net income (loss)........  $  228,201   $   83,325   $  (69,057)   $     (772)  $     (244)   $  (68,529)
                                    ==========   ==========   ==========    ==========   ==========    ==========
Basic and diluted net income
  (loss)
  per share:
  Income (loss) before
    extraordinary item............  $     4.49   $     1.13   $    (0.17)   $    (0.01)  $       --    $    (0.16)
  Extraordinary item..............       (1.08)          --        (0.77)           --           --         (0.77)
                                    ----------   ----------   ----------    ----------   ----------    ----------
                                    $     3.41   $     1.13   $    (0.94)   $    (0.01)  $       --    $    (0.93)
                                    ==========   ==========   ==========    ==========   ==========    ==========
Weighted average number of shares
  outstanding for basic and
  diluted net income (loss) per
  share...........................  66,905,903   74,000,000   74,000,000    74,000,000   74,000,000    74,000,000
                                    ==========   ==========   ==========    ==========   ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                       RETAINED
                              COMMON STOCK          ADDITIONAL         EARNINGS/                                      TOTAL
                           -------------------    PAID-IN CAPITAL    (ACCUMULATED)   TREASURY      ADVANCES       STOCKHOLDERS'
                             SHARES     AMOUNT   (CAPITAL DEFICIT)      DEFICIT        STOCK     TO AFFILIATES   EQUITY (DEFICIT)
                           ----------   ------   -----------------   -------------   ---------   -------------   ----------------
Balance at July 31,
  1994...................  74,000,000    $740        $(107,040)        $ 21,161      $      --     $     --         $ (85,139)
  Net loss...............          --      --               --          (68,529)            --           --           (68,529)
                           ----------    ----        ---------         --------      ---------     --------         ---------
Balance at July 31,
  1995...................  74,000,000     740         (107,040)         (47,368)            --           --          (153,668)
  Net loss...............          --      --               --             (772)            --           --              (772)
                           ----------    ----        ---------         --------      ---------     --------         ---------
Balance at January 31,
  1996...................  74,000,000     740         (107,040)         (48,140)            --           --          (154,440)
                           ----------    ----        ---------         --------      ---------     --------         ---------
  Elimination of
    intercompany gain on
    property purchased
    from affiliate.......          --      --               --           (3,918)            --           --            (3,918)
  Transfer of litigation
    escrow to
    affiliate............          --      --          (22,484)              --             --           --           (22,484)
  Contribution of Signal
    Capital Holdings
    Corporation stock by
    affiliate............          --      --            6,000               --             --           --             6,000
  Advances to
    affiliate............          --      --               --               --             --      (59,278)          (59,278)
  Net income.............          --      --               --           83,325             --           --            83,325
                           ----------    ----        ---------         --------      ---------     --------         ---------
Balance at January 31,
  1997...................  74,000,000     740         (123,524)          31,267             --      (59,278)         (150,795)
  Purchase of treasury
    stock, at cost,
    16,484,434 shares....          --      --               --               --       (262,405)          --          (262,405)
  Advance to affiliate...          --      --          (13,304)              --             --           --           (13,304)
  Contribution from
    affiliate............          --      --           21,513               --             --           --            21,513
  Assumption of tax
    liability by
    TransAmerican........          --      --          129,549               --             --           --           129,549
  Contribution of debt
    issue costs by TEC...          --      --           12,600               --             --                         12,600
  Collection of advances
    to affiliates........          --      --               --               --             --       59,278            59,278
  Net income.............          --      --               --          228,201             --           --           228,201
                           ----------    ----        ---------         --------      ---------     --------         ---------
Balance at January 31,
  1998...................  74,000,000    $740        $  26,834         $259,468      $(262,405)    $     --         $  24,637
                           ==========    ====        =========         ========      =========     ========         =========

   The accompanying notes are an integral part of the consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                         SIX MONTHS ENDED
                                                      YEAR ENDED JANUARY 31,                JANUARY 31,         YEAR ENDED
                                                -----------------------------------   -----------------------    JULY 31,
                                                  1998        1997         1996         1996         1995          1995
                                                ---------   ---------   -----------   ---------   -----------   ----------
                                                                        (UNAUDITED)               (UNAUDITED)
Operating activities:
  Net income (loss)...........................  $ 228,201   $  83,325    $ (69,057)   $    (772)   $    (244)   $ (68,529)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
    Extraordinary item........................     72,043          --       56,637           --           --       56,637
    Depreciation, depletion and
      amortization............................     82,659     132,453      120,513       60,894       70,345      129,964
    Amortization of debt issue costs..........      2,030       8,387        3,558        1,295        1,524        3,787
    Accretion on subordinated notes...........      4,941       1,647           --           --           --           --
    Gain on litigation settlement.............         --          --      (18,300)     (18,300)          --           --
    Gain on the sale of assets................   (543,365)     (7,856)        (474)        (474)          --           --
    Deferred income taxes.....................    161,670      (8,889)       6,263         (416)      (1,483)       5,196
    Proceeds from volumetric production
      payments................................         --      58,621       32,850       32,850           --           --
    Repayment of volumetric production
      payments................................    (45,134)         --           --           --           --           --
    Amortization of deferred revenue..........     (9,420)    (36,917)          --           --           --           --
    Changes in assets and liabilities:
      Accounts receivable.....................     61,604     (42,409)      (5,604)     (12,860)       7,859       15,115
      Receivable from affiliates..............      3,248         449          380          272          765          873
      Inventories.............................     (3,953)     (1,060)      (3,229)      (3,185)       1,753        1,709
      Other current assets....................     10,265      (2,154)      (3,210)        (201)      (2,193)      (5,202)
      Accounts payable........................     18,451       9,900      (14,150)       3,677        3,006      (14,821)
      Accrued interest payable to
        affiliates............................      6,762          --           --           --           --           --
      Accrued liabilities.....................    (50,966)     31,134      (21,420)      (3,843)      (6,982)     (24,559)
      Transactions with affiliates, net.......     31,223      (6,825)     (17,788)      (5,536)         265      (11,987)
      Other assets............................         65      21,428           20          699         (885)      (1,564)
      Other liabilities.......................     (8,371)    (20,173)       5,163       (1,928)         602        7,693
                                                ---------   ---------    ---------    ---------    ---------    ---------
        Net cash provided by operating
          activities..........................     21,953     221,061       72,152       52,172       74,332       94,312
                                                ---------   ---------    ---------    ---------    ---------    ---------
Investing activities:
  Capital expenditures........................   (423,915)   (340,651)    (318,800)    (155,886)    (106,170)    (269,084)
  Proceeds from the sale of assets............  1,062,490      92,518       20,500       20,500           --           --
  Withdrawals from cash restricted for
    interest..................................     46,000      92,000       44,722       44,722           --           --
  Increase in cash restricted for interest....         --     (92,000)     (90,722)     (46,000)          --      (44,722)
  Advances to affiliate.......................         --     (24,750)      (4,700)      (4,700)          --           --
  Payment of advances by affiliate............     24,750          --        4,700        4,700           --           --
  Contribution to affiliate...................    (13,304)         --           --           --           --           --
  Production payment by affiliate.............         --          --        3,547           --          844        4,391
                                                ---------   ---------    ---------    ---------    ---------    ---------
        Net cash provided (used) by investing
          activities..........................    696,021    (272,883)    (340,753)    (136,664)    (105,326)    (309,415)
                                                ---------   ---------    ---------    ---------    ---------    ---------
Financing activities:
  Issuance of long-term debt..................     14,946      26,200       13,000        3,000       10,000       20,000
  Principal payments on long-term debt........    (10,128)    (19,135)     (20,219)        (219)          --      (20,000)
  Revolving credit agreement, net.............    (18,351)      5,903       11,664       20,365        8,701           --
  Issuance of production payments.............     20,977      28,598       49,500           --           --       49,500
  Principal payments on production payments...    (29,504)    (45,205)     (16,699)      (8,833)          --       (7,866)
  Issuance of note payable to affiliate.......    486,991          --           --           --           --           --
  Issuance of senior secured notes............         --          --      800,000           --           --      800,000
  Retirement of senior secured notes..........   (892,000)         --     (542,500)          --           --     (542,500)
  Issuance of subordinated notes..............         --      99,445           --           --           --           --
  Debt issue costs............................    (13,559)     (9,187)     (15,716)      (1,258)        (452)     (14,910)
  Increase in cash restricted for share
    repurchases...............................   (399,284)         --           --           --           --           --
  Withdrawals from cash restricted for share
    repurchases...............................    399,284          --           --           --           --           --
  Purchases of treasury stock.................   (262,405)         --           --           --           --           --
  Transfer of litigation escrow to
    affiliate.................................         --     (22,484)          --           --           --           --
                                                ---------   ---------    ---------    ---------    ---------    ---------
        Net cash provided (used) by financing
          activities..........................   (703,033)     64,135      279,030       13,055       18,249      284,224
                                                ---------   ---------    ---------    ---------    ---------    ---------
        Increase (decrease) in cash and cash
          equivalents.........................     14,941      12,313       10,429      (71,437)     (12,745)      69,121
Beginning cash and cash equivalents...........     23,561      11,248          819       82,685       13,564       13,564
                                                ---------   ---------    ---------    ---------    ---------    ---------
Ending cash and cash equivalents..............  $  38,502   $  23,561    $  11,248    $  11,248    $     819    $  82,685
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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     TransTexas Gas Corporation (together with its subsidiaries, the "Company" or "TransTexas") was incorporated in Delaware in May 1993 for the purpose of owning and operating certain oil and gas and transmission assets previously owned and operated by TransAmerican Natural Gas Corporation ("TransAmerican") and certain of its subsidiaries. On August 24, 1993, certain of these operations were transferred at predecessor basis pursuant to an agreement among TransTexas, TransAmerican and certain of its subsidiaries, and TransAmerican's sole stockholder (the "Transfer"). As a result of the Transfer, TransTexas succeeded to the gas and oil properties, exploration and development operations, and natural gas gathering and transportation operations of TransAmerican and certain subsidiaries, except for specific excluded assets (including accounts receivable) retained by TransAmerican.

     TransTexas is a subsidiary of TransAmerican Energy Corporation ("TEC"), which is a wholly owned subsidiary of TransAmerican. TransAmerican Refining Corporation ("TARC") is a wholly owned subsidiary of TEC. Unless otherwise noted, the term "TransTexas" refers to TransTexas Gas Corporation and its subsidiaries.

  Change in Fiscal Year

     On January 12, 1996, the Board of Directors determined to change the fiscal year end of TransTexas to January 31 from July 31. The consolidated financial statements include presentation of the year ended January 31, 1997 and the six months ended January 31, 1996 (the "Transition Period") and the comparable prior year and six month periods which are unaudited.

  Use of Estimates and Reclassifications

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). TransTexas' most significant financial estimates are based on litigation, income taxes and remaining proved gas and oil reserves (see Notes 13 and 17). Actual results could differ from these estimates. Certain previously reported financial information has been reclassified to conform with the current presentation.

  Cash and Cash Equivalents

     TransTexas considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Inventories

     TransTexas' inventories, consisting primarily of tubular goods, are stated at the lower of average cost or market.

  Gas and Oil Properties

     TransTexas uses the full cost method of accounting for exploration and development costs. Under this method of accounting, the cost for successful as well as unsuccessful exploration and development activities are capitalized. Such capitalized costs and estimated future development and reclamation costs are amortized

                           TRANSTEXAS GAS CORPORATION
on a unit-of-production method. Net capitalized costs of gas and oil properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated unescalated future net revenues from proved reserves; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. As of January 31, 1998, TransTexas' net capitalized costs of gas and oil properties exceeded the cost center ceiling. TransTexas did not adjust its net capitalized costs because, subsequent to year-end, prices for gas and oil increased such that TransTexas' net capitalized costs did not exceed the recalculated cost center ceiling.

     Proceeds from the sale of gas and oil properties are applied to reduce the costs in the cost center unless the sale involves a significant quantity of reserves in relation to the cost center, in which case a gain or loss is recognized.

     Unevaluated properties and associated costs not currently being amortized and included in gas and oil properties were $104 million and $159 million at January 31, 1998 and 1997, respectively. The properties represented by these costs were undergoing exploration activities at such date, or are properties on which TransTexas intends to commence such activities in the future. TransTexas believes that the unevaluated properties at January 31, 1998 will be substantially evaluated in 12 to 24 months and it will begin to amortize these costs at such time.

  Other Property and Equipment

     Other property and equipment are stated at cost. The cost of repairs and minor replacements is charged to operating expense while the cost of renewals and betterments is capitalized. At the time depreciable assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts. Gains or losses on dispositions in the ordinary course of business are included in the consolidated statement of operations. Impairment of other property and equipment is reviewed whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable.

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

  Debt Issue Costs

     Costs related to the issuance of long-term debt are classified as "Other assets." Capitalized debt costs are amortized to interest expense over the scheduled maturity of the debt utilizing the straight-line method. In the event of a redemption of long-term debt, the related debt issue costs will be charged to income in the period of presentation.

                           TRANSTEXAS GAS CORPORATION

  Defined Contribution Plan

     TransTexas, through its parent company, TransAmerican, maintains a defined contribution plan, which incorporates a "401(k) feature" as allowed under the Internal Revenue Code. All investments are made through Massachusetts Mutual Life Insurance Company. Employees who are at least 21 years of age and have completed one year of credited service are eligible to participate on the next semiannual entry date. TransTexas matches 10%, 20% or 50% of employee contributions up to a maximum of 3% of the participant's compensation, based on years of plan participation. TransTexas' contributions with respect to this plan totaled $0.5 million, $0.5 million, $0.3 million, $0.2 million, $0.1 million and $0.3 million for years ended January 31, 1998, 1997 and 1996, the six months ended January 31, 1996 and 1995 and the year ended July 31, 1995, respectively. All Company contributions are currently funded.

  Treasury Stock

     TransTexas uses the cost method to account for treasury stock. In June 1997, TransTexas implemented a share repurchase program pursuant to which it repurchased approximately 3.9 million shares from public stockholders for an aggregate purchase price of approximately $61.4 million, and approximately 12.6 million shares from TARC and TEC for an aggregate purchase price of approximately $201 million. The share repurchase program was terminated in December 1997.

  Fair Value of Financial Instruments

     TransTexas includes fair value information in the Notes to Consolidated Financial Statements when the fair value of its financial instruments is different from the book value. TransTexas assumes the book value of those financial instruments that are classified as current approximate fair value because of the short maturity of these instruments. For noncurrent financial instruments, TransTexas uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

  Revenue Recognition

     TransTexas recognizes revenues from the sales of natural gas, condensate and natural gas liquids in the period of delivery. Revenues are recognized from transportation of natural gas in the period the service is provided. The sales method is used for natural gas imbalances that arise from jointly produced properties. Volumetric production is monitored to minimize these natural gas imbalances. A natural gas imbalance liability is recorded in other liabilities if TransTexas' excess sales of natural gas exceed its estimated remaining recoverable reserves for such properties.

  Concentration of Credit Risk

     Financial instruments that potentially expose TransTexas to credit risk consist principally of cash, trade receivables and commodity price swap agreements. TransTexas selects depository banks based upon management's review of the financial stability of the institution. Balances periodically exceed the $100,000 level covered by federal deposit insurance. To date, TransTexas has not incurred any losses due to excess deposits in any financial institution. Trade accounts receivable are generally from companies with significant natural gas marketing activities, which would be impacted by conditions or occurrences affecting that industry. TransTexas performs ongoing credit evaluations and, generally, requires no collateral from its customers.

  Hedging Agreements

     From time to time, TransTexas enters into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. The Hedge Agreements are accounted for as hedges if the pricing of the hedge agreement correlates with the pricing of the natural gas

                           TRANSTEXAS GAS CORPORATION
production hedged. Accordingly, gains or losses are deferred and recognized as an increase or decrease in revenues in the respective month the physical volumes are sold. For the years ended January 31, 1998 and 1997, TransTexas incurred net settlement losses pursuant to the Hedge Agreements of approximately $7.4 million and $37 million, respectively. TransTexas had no Hedge Agreements outstanding at January 31, 1998. As of January 31, 1997, TransTexas had Hedge Agreements with settlement dates ranging from February 1997 through April 1997 involving total base quantities for all monthly periods aggregating approximately 20.4 TBtu of natural gas. Fixed prices for these agreements range from $1.70 to $1.78 per MMBtu ($1.76 to $1.84 per Mcf) up to maximum floating prices ranging from $2.00 to $2.20 per MMBtu ($2.07 to $2.28 per Mcf). In addition, one agreement had a fixed price of $2.48 per MMBtu ($2.57 per Mcf) with no maximum floating price.

  Income Taxes

     TransTexas files a consolidated tax return with TransAmerican. Income taxes are due from or payable to TransAmerican in accordance with a tax allocation agreement, as amended, between TransTexas, TNGC Holdings Corporation,TransAmerican and TransAmerican's other subsidiaries (the "Tax Allocation Agreement"). It is TransTexas' policy to record income tax expense as though TransTexas had filed separately. Deferred income taxes are recognized, at enacted tax rates, to reflect the future effects of tax carryforwards and temporary differences arising between the tax bases of assets and liabilities and their financial reporting amounts in accordance with Statement of Financial Accounting Standards No. 109 and the Tax Allocation Agreement. Income taxes include federal and state income taxes.

  Net Income (Loss) Per Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement was adopted by TransTexas effective January 31, 1998. SFAS 128 simplifies the computation of earnings per share by replacing primary and fully diluted presentations with the new basic and diluted disclosures. Net income (loss) per share is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock and common stock equivalents.

  Recently Issued Pronouncements

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement will be adopted by TransTexas effective February 1, 1998. TransTexas believes that adoption of this statement will not have a material impact on its financial statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in financial statements. This statement will be adopted by TransTexas effective February 1, 1998. TransTexas believes that adoption of this statement will not have a material impact on its financial statements.

                           TRANSTEXAS GAS CORPORATION

2. OTHER CURRENT ASSETS

     The major components of other current assets are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Prepayments:
  Trade.....................................................  $ 7,120    $ 9,580
  Insurance.................................................    3,171      2,310
Deferred loss on commodity price swap agreements............       --      8,276
Other.......................................................      428      4,818
                                                              -------    -------
                                                              $10,719    $24,984
                                                              =======    =======

3. PROPERTY AND EQUIPMENT

     The major components of property and equipment, at cost, are as follows (in thousands of dollars):

                                                     ESTIMATED          JANUARY 31,
                                                    USEFUL LIFE   -----------------------
                                                      (YEARS)        1998         1997
                                                    -----------   ----------   ----------
Land..............................................                $    1,373   $    1,384
Gas and oil properties............................                 1,246,584    2,004,967
Gas gathering and transportation..................       10           51,714      193,443
Equipment and other...............................     4-10          118,622       81,086
                                                                  ----------   ----------
                                                                  $1,418,293   $2,280,880
                                                                  ==========   ==========

     In May 1997, TransTexas consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), to effect the sale (the "Lobo Sale") of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for an adjusted sales price of approximately $1.1 billion. With proceeds from the Lobo Sale, TransTexas repaid certain indebtedness and other obligations, including production payments, in an aggregate amount of approximately $84 million. TransTexas recorded a gain of $543.4 million on the Lobo Sale. Historical cost of the properties sold was estimated based on relative fair market value.

     Beginning in fiscal 1996, TransTexas substantially increased its exploration activities and has made significant capital expenditures for leasehold interests classified as unevaluated properties. As a result of exploratory discoveries on certain of these leases and the related capital requirements, TransTexas has farmed out certain other interests with a carrying value of $17 million and expects to farm out additional leases. To the extent these activities do not result in the discovery of proved reserves, the leases will be added to the cost center, which could result in continued increases in the depletion rate or a writedown of TransTexas net capitalized costs of gas and oil properties. The majority of unevaluated properties will be evaluated over the next two years.

     In January 1998, TransTexas sold a portion of its Lodgepole producing properties for a sales price of $19.1 million. The proceeds from this sale were credited to the full cost pool.

     TransTexas anticipates selling its oilfield stimulation, cementing and coiled tubing equipment and related facilities on or about April 30, 1998. In addition, in April 1998 TransTexas entered into a letter of intent to sell its drilling rigs.

                           TRANSTEXAS GAS CORPORATION

4. OTHER ASSETS

     The major components of other assets are as follows (in thousands of dollars):

                                                                   JANUARY 31,
                                                                ------------------
                                                                 1998       1997
                                                                -------    -------
Debt issue costs, net of accumulated amortization of $2,030
  and $2,875 at January 31, 1998 and 1997, respectively.....    $29,818    $14,645
Other.......................................................      1,017      3,180
                                                                -------    -------
                                                                $30,835    $17,825
                                                                =======    =======

5. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands of dollars):

                                                                    JANUARY 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
Revolving credit agreement..................................    $  7,917    $ 26,268
11 1/2% Senior Secured Notes due 2002.......................          --     800,000
13 1/4% Senior Subordinated Notes due 2003..................          --     101,092
13 3/4% Senior Subordinated Notes due 2001..................     115,815          --
Notes payable, ranging from 9.43% to 14.41%, due through
  2001......................................................      19,380      14,562
                                                                --------    --------
          Total long-term debt..............................     143,112     941,922
  Less current maturities...................................      10,181       5,787
                                                                --------    --------
                                                                $132,931    $936,135
                                                                ========    ========

     TransTexas and BNY Financial Corporation ("BNY") are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 14, 1997. As of January 31, 1998, outstanding advances under the BNY Facility totaled approximately $7.9 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii)
 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory. The BNY Facility contains certain financial covenants including a limitation on net losses. As of January 31, 1998, TransTexas was not in compliance with these covenants. BNY has agreed to waive the noncompliance, and the BNY Facility has been amended with respect to these covenants.

     On June 20, 1995, TransTexas issued $800 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "Senior Secured Notes"). TransTexas received net proceeds of approximately $787 million from the sale of the Senior Secured Notes after deducting underwriting discounts, fees and expenses. TransTexas used approximately $556 million of the net proceeds to retire the entire principal amount of TransTexas' $500 million 10 1/2% Senior Secured Notes due 2000 (the "Prior Notes"), including premium and consent fees and accrued and unpaid interest, and approximately $46 million to establish an interest reserve account. The remainder was used for lease acquisitions, drilling and development and general and corporate purposes. TransTexas recorded an extraordinary loss on the extinguishment of the Prior Notes of approximately $56.6 million, net of an income tax benefit.

     In December 1996, TransTexas issued $189 million in face amount of 13 1/4% Series A Senior Subordinated Notes due 2003 (the "Old Subordinated Notes") to unaffiliated third parties. The Old Subordinated Notes were sold with original issue discount at a price equal to 52.6166% of the principal amount shown on the face thereof, for gross proceeds of approximately $99.45 million. Proceeds from the issuance of the Old Subordinated Notes were used for working capital and general corporate purposes.

                           TRANSTEXAS GAS CORPORATION

     On June 13, 1997, TransTexas completed a tender offer (the "Tender Offer") for its Senior Secured Notes for 111 1/2% of their principal amount (plus accrued and unpaid interest). Approximately $785.4 million principal amount of Senior Secured Notes were tendered and accepted by TransTexas. The Senior Secured Notes remaining outstanding were called for redemption on June 30, 1997 pursuant to the terms of the Senior Secured Notes Indenture.

     On June 19, 1997, TransTexas completed an exchange offer (the "Subordinated Notes Exchange Offer"), pursuant to which it exchanged approximately $115.8 million aggregate principal amount of its 13 3/4% Series C Senior Subordinated Notes due 2001 (the "Series C Subordinated Notes") for all of the Old Subordinated Notes. On October 10, 1997, TransTexas completed a registered exchange offer whereby it issued $115.8 million aggregate principal amount of its 13 3/4% Series D Senior Subordinated Notes due 2001 (the "Subordinated Notes") in exchange for all of the outstanding Series C Subordinated Notes. The indenture governing the Subordinated Notes includes certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. The fair value of the Subordinated Notes, based on quoted market prices as of January 31, 1998, was $129.7 million.

     As a result of the Tender Offer and the Subordinated Notes Exchange Offer, TransTexas recorded a $72 million after tax extraordinary charge during the fiscal year ended January 31, 1998.

     As of January 31, 1998, TransTexas' had notes payable bearing interest at rates ranging from 9.43% to 14.41% per annum and mature at various dates through November 2001. These notes payable are collateralized by certain of TransTexas' operating equipment. Aggregate principal payments on TransTexas' notes payable at January 31, 1998 are expected to total $10.2 million, $6.4 million, $2.4 million and $0.4 million for the fiscal years ending January 31, 1999, 2000, 2001 and 2002, respectively.

     In March 1998, TransTexas executed an amended and restated note in the principal amount of approximately $14.9 million evidencing a portion of the notes payable described above. Concurrently, TransTexas incurred an additional $14 million in debt, evidenced by a promissory note. Both notes are secured by a lien on equipment. The notes bear interest at a rate of 13.87%, with monthly installments and a final installment payable on April 1, 2001.

6. NOTES PAYABLE TO AFFILIATES

     Notes payable to affiliates consist of the following (in thousands of dollars):

                                                                    JANUARY 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
TransTexas Intercompany Loan................................    $450,000    $     --
Notes payable to affiliates.................................      36,991          --
                                                                --------    --------
                                                                $486,991    $     --
                                                                ========    ========

     On June 13, 1997, TEC completed a private offering (the "TEC Notes Offering") of $475 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2002 (the "TEC Series A Senior Secured Notes") and $1.13 billion aggregate principal amount of 13% Senior Secured Discount Notes due 2002 (the "TEC Series A Senior Secured Discount Notes" and, together with the TEC Series A Senior Secured Notes, the "TEC Series A Notes") for net proceeds of approximately $1.3 billion. On January 16, 1998, TEC completed a registered exchange offer whereby it issued $475 million aggregate principal amount of 11 1/2% Series B Senior Secured Notes due 2002 (the "TEC Senior Secured Notes") and $1.3 billion aggregate principal amount of 13% Series B Senior Secured Discount Notes due 2002 (the "TEC Senior Secured Discount Notes" and, together with the TEC Series A Notes and TEC Senior Secured Notes, the "TEC Notes"). The TEC Notes are senior obligations of TEC, secured by a lien on substantially all its existing and future assets, including the intercompany loans described below.

                           TRANSTEXAS GAS CORPORATION

     With the proceeds of the TEC Notes Offering, TEC made an intercompany loan to TransTexas (the "TransTexas Intercompany Loan") and also made an intercompany loan to TARC (the "TARC Intercompany Loan" and, together with the TransTexas Intercompany Loan, the "Intercompany Loans"). The TransTexas Intercompany Loan
(i) is in the principal amount of $450 million, (ii) bears interest at a rate of 10 7/8% per annum, payable semi-annually in cash in arrears and (iii) is secured initially by a security interest in substantially all of the assets of TransTexas other than inventory, receivables and equipment. The TARC Intercompany Loan (i) is in the original amount of $676 million, (ii) accretes principal at 16% per annum, compounded semi-annually, until June 15, 1999, to a final accreted value of $920 million, and thereafter pays interest semi-annually in cash in arrears on the accreted value thereof, at a rate of 16% per annum, and (iii) is secured initially by a security interest in substantially all of TARC's assets other than inventory, receivables and equipment. The Intercompany Loans will mature on June 1, 2002. The Intercompany Loan Agreements contain certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. In connection with the TEC Notes Offering, TEC allocated $24.9 million of debt issuance costs to TARC and $12.6 million to TransTexas which are reflected as a contribution of capital. Such costs are being amortized over the term of the Intercompany Loans using the interest method. Upon the occurrence of a Change of Control (as defined), TEC will be required to make an offer to purchase all of the outstanding TEC Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, or, in the case of any such offer to purchase the TEC Senior Secured Discount Notes prior to June 15, 1999, at a price equal to 101% of the accreted value thereof, in each case, to and including the date of purchase. Pursuant to the terms of the Intercompany Loans, TEC may require TransTexas and TARC to pay a pro rata share of the purchase price paid by TEC in an offer to purchase pursuant to a Change of Control. See "Potential Effects of a Change of Control" in Note 13.

     In September, November and December 1997 and January 1998, TEC advanced an aggregate of approximately $37 million to TransTexas pursuant to promissory notes which mature on June 14, 2002. The notes bear interest in an amount equal to a fixed semi-annual interest payment of $2.8 million, prorated based upon the average outstanding balance of all notes (other than the notes evidencing the Intercompany Loans) between TransTexas and TEC and the average outstanding balance of all notes (other than the notes evidencing the Intercompany Loans) between TARC and TEC. On January 31, 1998, the outstanding balance under notes from TransTexas was $37 million.

     Pursuant to a disbursement agreement (the "Disbursement Agreement") among TransTexas, TEC, the TEC Indenture Trustee, and Firstar Bank of Minnesota, N.A. as disbursement agent, approximately $399 million of the proceeds of the TransTexas Intercompany Loan was placed in an account (the "Disbursement Account") to be held and invested by the disbursement agent until disbursed for use in the share repurchase program. As of January 31, 1998, approximately $262.4 million had been disbursed for use in TransTexas' share repurchase program.

     In December 1997, TEC obtained consents from the holders of the TEC Series A Notes to certain amendments to the indenture governing the TEC Notes (the "TEC Notes Indenture") and related documents. These amendments, among other things, allowed for the release to TransTexas of approximately $136.6 million in funds remaining in the Disbursement Account after termination of the share repurchase program in December 1997. TransTexas paid a fee of $14 million to holders of the TEC Notes in connection with the consent solicitation which was capitalized as debt issue costs and paid other fees and expenses of $5 million.

7. LIQUIDITY

     Cash flow from operations is sensitive to the level of capital expenditures and the prices TransTexas receives for its natural gas. TransTexas' debt covenants may limit its ability to obtain additional financing or to

                           TRANSTEXAS GAS CORPORATION
sell properties, and there is no assurance that cash flow from operations will be sufficient to fund capital and debt service requirements.

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

     During the fiscal year ended January 31, 1998, total capital expenditures were $424 million, including $56 million for lease acquisitions, $296 million for drilling and development and $72 million for TransTexas' gas gathering and pipeline system and other equipment and seismic acquisitions. During fiscal 1998, TransTexas accelerated its exploration program and development drilling program, which included the successful exploration efforts in Galveston Bay, Goliad County and Brazoria County and, as a result, its capital expenditures for fiscal 1998 significantly exceeded its original anticipated amount of $220 million. Subject to cash availability, capital expenditures for fiscal 1999 are estimated to be approximately $180 million, which amount is in excess of projected cash flow from operations for fiscal 1999. A reduction in planned capital spending could result in less than anticipated cash flow from operations in fiscal 1999 and later years, which could have a material adverse effect on TransTexas. To finance these capital expenditure requirements and reduce its working capital deficit, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales, including assets of the drilling services division, and financings which may include borrowings or production payments. There is no assurance that adequate funds can be obtained on a timely basis from such sources.

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     The following information reflects TransTexas' noncash investing and financing activities (in thousands of dollars):

                                                                 SIX MONTHS ENDED
                                 YEAR ENDED JANUARY 31,             JANUARY 31,        YEAR ENDED
                            --------------------------------   ---------------------    JULY 31,
                              1998      1997        1996        1996        1995          1995
                            --------   -------   -----------   -------   -----------   ----------
                                                 (UNAUDITED)             (UNAUDITED)
Assumption of tax
  liability by
  TransAmerican...........  $129,549   $    --     $    --     $    --       $--          $--
                            ========   =======     =======     =======       ===          ===
Contribution from
  affiliate...............  $ 21,513   $    --     $    --     $    --       $--          $--
                            ========   =======     =======     =======       ===          ===
Seller financed
  obligations incurred for
  capital expenditures....  $     --   $ 3,621     $ 1,095     $ 1,095       $--          $--
                            ========   =======     =======     =======       ===          ===
Accounts payable and long-
  term liabilities for
  property and
  equipment...............  $ 32,666   $27,192     $ 9,191     $ 9,191       $--          $--
                            ========   =======     =======     =======       ===          ===
Exchange of Subordinated
  Notes...................  $115,815   $    --     $    --     $    --       $--          $--
                            ========   =======     =======     =======       ===          ===
Contribution of debt issue
  costs from affiliate....  $ 12,600   $    --     $    --     $    --       $--          $--
                            ========   =======     =======     =======       ===          ===

                           TRANSTEXAS GAS CORPORATION

     Cash paid for interest and income taxes are as follows (in thousands of dollars):

                                                                 SIX MONTHS ENDED
                                 YEAR ENDED JANUARY 31,             JANUARY 31,        YEAR ENDED
                             -------------------------------   ---------------------    JULY 31,
                              1998      1997        1996        1996        1995          1995
                             -------   -------   -----------   -------   -----------   ----------
                                                 (UNAUDITED)             (UNAUDITED)
Interest...................  $52,563   $85,254     $88,468     $41,052     $29,971      $75,863
                             =======   =======     =======     =======     =======      =======
Income taxes (paid to
  TransAmerican)...........  $    --   $ 7,000     $    --     $    --     $    --      $    --
                             =======   =======     =======     =======     =======      =======

     TransTexas incurred approximately $96.4 million, $112.9 million, $90.2 million, $50.8 million and $69.4 million of interest charges of which approximately $15.8 million, $15.9 million, $8.3 million, $7.4 million and $0.9 million were capitalized for the years ended January 31, 1998, 1997 and 1996, the six months ended January 31, 1996 and the year ended July 31, 1995, respectively.

9. ACCRUED LIABILITIES

     The major components of accrued liabilities are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Royalties...................................................  $ 7,171    $27,607
Taxes other than income taxes...............................    2,562     10,136
Accrued interest............................................    2,544     13,370
Payroll.....................................................    5,185      5,413
Litigation settlements and other............................    1,387      1,263
Settlement values of commodity price swap agreements........       --     13,276
Insurance...................................................    9,041      6,618
Other.......................................................    7,928      5,728
                                                              -------    -------
                                                              $35,818    $83,411
                                                              =======    =======

10. OTHER LIABILITIES

     The major components of other liabilities are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Litigation accrual..........................................  $15,008    $ 8,008
Litigation settlements......................................       --      1,633
Short-term obligations expected to be refinanced:
  Litigation settlements....................................       --      2,500
  Accrued capital expenditures..............................       --     19,738
Other.......................................................    5,612      1,112
                                                              -------    -------
                                                              $20,620    $32,991
                                                              =======    =======

     During the months of April and May 1997, TransTexas obtained financings, the proceeds of which were used to pay the obligations listed above under the caption "Short-term obligations expected to be refinanced" at January 31, 1997 and for general corporate purposes.

                           TRANSTEXAS GAS CORPORATION

11. INCOME TAXES

     Income tax expense (benefit) includes the following (in thousands of dollars):

                                                                    SIX MONTHS ENDED       YEAR
                                     YEAR ENDED JANUARY 31,            JANUARY 31,        ENDED
                                --------------------------------   -------------------   JULY 31,
                                  1998      1997        1996       1996       1995         1995
                                --------   -------   -----------   -----   -----------   --------
                                                     (UNAUDITED)           (UNAUDITED)
Federal:
  Current.....................  $(21,380)  $21,380     $(8,963)    $  --     $1,352      $(7,611)
  Deferred....................   144,256    (8,889)      6,263      (416)    (1,483)       5,196
Income tax expense (benefit)
  before extraordinary item...        --    12,491      (2,700)     (416)      (131)      (2,415)
Tax benefit of extraordinary
  item........................        --        --      (1,491)       --         --       (1,491)
                                --------   -------     -------     -----     ------      -------
                                $122,876   $12,491     $(4,191)    $(416)    $ (131)     $(3,906)
                                ========   =======     =======     =====     ======      =======

     Included in "Payable to affiliates" at January 31, 1998 and 1997 are income taxes payable to TransAmerican totaling approximately $3.0 million and $14.4 million, respectively.

     Total income tax expense differs from amounts computed by applying the statutory federal income tax rate to income before income taxes. The items accounting for this difference are as follows (in thousands of dollars):

                                                                       SIX MONTHS ENDED       YEAR
                                       YEAR ENDED JANUARY 31,             JANUARY 31,        ENDED
                                  ---------------------------------   -------------------   JULY 31,
                                    1998       1997        1996       1996       1995         1995
                                  --------   --------   -----------   -----   -----------   --------
                                                        (UNAUDITED)           (UNAUDITED)
Federal income tax expense
  (benefit) at the statutory
  rate..........................  $122,876   $ 33,536    $(25,637)    $(416)     $(131)     $(25,352)
Increase (decrease) in tax
  resulting from:
  Tax rate change...............        --         --          --        --         --            --
  State income taxes, net of
     federal income tax
     benefit....................        --         --          --        --         --            --
  Tight sands credit............        --     (7,441)      7,842        --         --         7,842
  Valuation allowance...........        --    (13,604)     13,604        --         --        13,604
                                  --------   --------    --------     -----      -----      --------
                                  $122,876   $ 12,491    $ (4,191)    $(416)     $(131)     $ (3,906)
                                  ========   ========    ========     =====      =====      ========

                           TRANSTEXAS GAS CORPORATION

     Significant components of TransTexas' tax attributes are as follows (in thousand of dollars):

                                                                  JANUARY 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Deferred tax liabilities:
  Depreciation, depletion and amortization..................  $ 36,314    $ 82,274
  Tax assumption............................................    75,000          --
  Other, net................................................        --       1,139
                                                              --------    --------
                                                               111,314      83,413
                                                              --------    --------
Deferred tax assets:
  Investment in affiliates..................................        --     275,540
  Net operating loss carryforwards..........................    63,712          --
  Contingent liabilities....................................     6,553       3,403
  Alternative minimum tax credit carryforward...............        --      48,643
  Other, net................................................     1,552          --
                                                              --------    --------
                                                                71,817     327,496
Valuation allowance.........................................        --    (275,450)
                                                              --------    --------
Net deferred tax assets.....................................    71,817      52,046
                                                              --------    --------
                                                              $ 39,497    $ 31,367
                                                              ========    ========

     At January 31, 1997, TransTexas recorded a deferred tax asset and related 100% valuation allowance for the tax basis of certain assets of a subsidiary. Those assets were sold in connection with the Lobo Sale and, for financial reporting purposes, the tax asset and related valuation allowance were both reversed resulting in no tax effect in the statement of operations.

     Based upon independent legal advice, TransTexas has determined that it will not report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that its position will be sustained if challenged by the Internal Revenue Service (the "IRS"). TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $250 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 9%) on the tax and penalties (if any). The Tax Allocation Agreement has been amended so that TransAmerican will become obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican will be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group, thus, may be required to pay the tax. TransTexas has reserved approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal tax liability that TransAmerican might not be able to pay. If TransTexas were required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

     TransTexas agreed to contribute to TransAmerican $48.6 million of alternative minimum tax credit carryforwards in connection with the assumption by TransAmerican of the aforementioned contingency. The assumption of the tax contingency net of the alternative minimum tax credits and the $75 million liability recorded by TransTexas was a credit to additional paid-in capital of approximately $129.5 million.

                           TRANSTEXAS GAS CORPORATION

     Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the IRS regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that such challenge would not be upheld. Under an agreement between TransTexas, TransAmerican and certain of TransAmerican's subsidiaries (the "Tax Allocation Agreement"), TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. As a member of the TNGC Consolidated Group (defined below), each of TransTexas, TEC and TARC will be severally liable for any tax liability resulting from the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1995 and 1994. At this time, it is not possible to predict the scope of the IRS' review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

     TNGC Holdings Corporation ("TNGC"), TransAmerican and its existing subsidiaries, including TARC, TEC and TransTexas, entered into a tax allocation agreement, as amended (the "Tax Allocation Agreement"), the general terms of which require TransAmerican and all of its subsidiaries to file federal income tax returns as members of a consolidated group to the extent permitted by law. Filing on a consolidated basis allows income and tax of one member to be offset by losses and credits of another and allows deferral of certain intercompany gains; however, each member is severally liable for the consolidated federal income tax liability of the consolidated group.

     The Tax Allocation Agreement requires each of TransAmerican's subsidiaries to pay to TransAmerican each year its allocable share of the federal income tax liabilities of the consolidated group ("Allocable Share"). The Tax Allocation Agreement provides for a reallocation of the group's consolidated federal income tax liabilities among the members if the IRS or the courts ultimately re-determine the group's regular tax or alternative minimum tax liability. In the event of an IRS audit or examination, the Tax Allocation Agreement generally gives TransAmerican the authority to compromise or settle disputes and to control litigation, subject to the approval of TARC, TEC or TransTexas, as the case may be, where such compromise or settlement affects the determination of the separate tax liability of that company.

     Under the Tax Allocation Agreement, each subsidiary's Allocable Share for each tax year will generally equal the amount of federal income tax it would have owed had it filed a separate federal income tax return for each year except that each subsidiary will be able to utilize net operating losses and credits of TransAmerican and the other members of the consolidated group effectively to defer payment of tax liabilities that it would have otherwise owed had it filed a separate federal income tax return. Each subsidiary will essentially pay the deferred taxes at the time TransAmerican (or the member whose losses or credits are utilized by such subsidiary) begins generating taxable income or tax. This will have the effect of deferring a portion of such subsidiary's tax liability to future years. The parties to the Tax Allocation Agreement amended such agreement in connection with the Lobo Sale to include additional affiliates as parties, and further amended the Tax Allocation Agreement in connection with the Transactions to allocate to TransAmerican, as among the parties, any tax liability associated with the Lobo Sale.

                           TRANSTEXAS GAS CORPORATION

     Under certain circumstances, TransAmerican or TEC may sell or otherwise dispose of shares of TransTexas common stock. If, as a result of any sale or other disposition of TransTexas' common stock, the aggregate ownership of TransTexas by members of the TNGC Consolidated Group (excluding TransTexas) is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes ("Deconsolidation") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement. Upon a Deconsolidation of TransTexas, members of the TNGC Consolidated Group that own TransTexas' common stock could incur a substantial amount of federal income tax liability. If such Deconsolidation occurred during the fiscal year ending January 31, 1999, the aggregate amount of this tax liability is estimated to be approximately $100 million, assuming no reduction for tax attributes of the TNGC Consolidated Group. However, such tax liability generally would be substantially reduced or eliminated in the event that the IRS successfully challenged TransTexas' position on the Lobo Sale. Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that each TNGC Consolidated Group member will have the ability to satisfy any tax obligation attributable to these transactions at the time due and, therefore, other members of the group, including TEC, TransTexas or TARC, may be required to pay the tax.

     TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions. As of January 31, 1998, TransTexas had paid $5.4 million of these franchise taxes and estimates that it will pay approximately $6.0 million during fiscal 1999.

12. TRANSACTIONS WITH AFFILIATES

     From August 1993 to June 1997, TransTexas provided accounting and legal services to TARC and TEC and drilling and workover, administrative and procurement, accounting, legal, lease operating, and gas marketing services to TransAmerican pursuant to a services agreement. The fee to TARC and TEC for general commercial legal services and certain accounting services (including payroll, tax, and treasury services) was $26,000 per month. At TransAmerican's request, TransTexas, at its election, has provided drilling and workover services. In June 1997, the receivable from TransAmerican under the services agreement was paid and the services agreement was terminated.

     On June 13, 1997, a new services agreement was entered into among TransAmerican, TEC, TARC and TransTexas. Under the new services agreement, TransTexas will provide accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican will provide advisory services to TransTexas, TARC and TEC. TARC will pay to TransTexas approximately $300,000 per month for services rendered and for allocated expenses paid by TransTexas on behalf of TARC. TransAmerican will pay to TransTexas approximately $20,000 per month for such services. TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican. As of January 31, 1998, the receivable from TARC and TransAmerican for such services was $1.4 million.

     In December 1994, TransTexas entered into an interruptible gas sales agreement with TransAmerican, revenues from which totaled approximately $11.7 million, $21.4 million, $11.1 million, $4.4 million and $14.8 million for the years ended January 31, 1997 and 1996, the six months ended January 31, 1996 and 1995 and the year ended July 31, 1995, respectively. TransAmerican did not purchase any gas from TransTexas during the year ended January 31, 1998. All amounts owed under the agreement were paid on June 13, 1997.

     In July 1995, TransTexas acquired certain oil leases in the Lodgepole Prospect in North Dakota from TransAmerican for approximately $6.3 million, which amount represented TransAmerican's cost for such leases. TransTexas continued to acquire additional leases in the area. In October 1995, TransTexas sold an undivided interest in its Lodgepole leases to TransDakota Oil Corporation ("TDOC"), a subsidiary of

                           TRANSTEXAS GAS CORPORATION

TransAmerican. The sales price was approximately $16.1, which amount represented the cost to TransTexas of the interest sold. In September 1996, TransTexas purchased these and other oil and gas leasehold interests in the Lodgepole area from TDOC for approximately $20.0 million. The purchase price was $3.9 million greater than TDOC's basis in the properties. The properties were recorded in TransTexas' financial statements at carryover basis and the $3.9 million was classified as a reduction of retained earnings.

     In October 1997, Mr. Stanley guaranteed TransTexas' $40 million line of credit with BNY Financial Corporation.

     In July 1996, TransAmerican executed a note payable to TransTexas Exploration Corporation ("TTEX") in the original principal amount of $25 million maturing on July 31, 1998. Advances by TTEX to TransAmerican under the note bore interest at a rate of 15% per annum, payable quarterly. This note was repaid on June 13, 1997.

     During 1995, TransAmerican acquired an office building which it subsequently sold to TransTexas in February for 1996 for $4 million. In February 1996, TransAmerican advanced $4 million of the proceeds from this sale to TARC for working capital.

     In order to facilitate the settlement of certain litigation in May 1996, TransTexas advanced to TransAmerican $16.4 million of the settlement amount in exchange for a note receivable. All amounts outstanding under this note were repaid on June 13, 1997.

     TransTexas has made various advances to TransAmerican in an aggregate amount of approximately $7 million for lease purchases and other corporate expenses. This amount was repaid on June 13, 1997.

     In September 1996, TransTexas and TransAmerican entered into an agreement pursuant to which TransTexas obtained an $11.5 million dollar-denominated production payment, subsequently increased to $19 million, bearing interest at 17% per annum, burdening certain oil and gas interests owned by TransAmerican as a source of repayment for certain of the receivables from TransAmerican discussed above. At January 31, 1997, $59 million of remaining related-party receivables was recorded as a contra equity account due to uncertainties regarding the repayment terms for such receivables. TransTexas agreed to defer any interest payments due from TransAmerican until 1998. As of January 31, 1997, TransAmerican conveyed at historical cost certain oil and gas properties to TransTexas for a purchase price of $31.6 million. A portion of the purchase price was used to offset obligations under the September 1996 production payment.

     In January 1997, an affiliate of TransTexas contributed all of the outstanding common stock of Signal Capital Holdings Corporation ("SCHC"), with a book value of $6 million, to TransTexas. In the same month, TransTexas contributed the stock of SCHC to TTC.

     TransTexas sells natural gas to TARC under an interruptible long-term sales contract. Revenues from TARC under this contract totaled approximately $1.1 million, $2.7 million and $2.4 million, respectively, for the years ended January 31, 1998, 1997 and 1996, $2.2 million and $2.3 million, respectively, for the six months ended January 31, 1996 and 1995, and $2.5 million for the year ended July 31, 1995.

     In September 1995, TARC received an advance of $1 million from TransTexas which TARC used to purchase feedstock. This advance was repaid by TARC without interest. In December 1995, TARC advanced $1 million to TransTexas. This advance was repaid to TARC with interest in December 1995.

13. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Alameda. On May 22, 1993, Alameda Corporation ("Alameda") sued TransAmerican in the 234th Judicial District Court, Harris County, Texas, claiming that TransAmerican failed to account to Alameda for a share of the proceeds TransAmerican received in a 1990 settlement of litigation with El Paso Natural Gas

                           TRANSTEXAS GAS CORPORATION

Company ("El Paso"), and that TransAmerican has been unjustly enriched by its failure to share such proceeds with Alameda. On September 20, 1995, the jury rendered a verdict in favor of TransAmerican. Alameda appealed to the Fourteenth Court of Appeals, which affirmed the trial court judgment in favor of TransAmerican. Alameda's motion for rehearing was denied and Alameda appealed to the Texas Supreme Court. The Texas Supreme Court has refused to hear Alameda's appeal. Alameda has filed a motion for rehearing.

     Arabian Offshore Partners. On June 27, 1997, Arabian Offshore Partners filed a lawsuit against TransTexas in the 14th Judicial District Court, Dallas County, Texas, seeking $20 million in damages in connection with TransTexas' refusal to proceed with the acquisition of two jack-up drilling rigs. TransTexas' motion for summary judgment was granted on January 13, 1998. The plaintiffs have appealed.

     Finkelstein. On April 15, 1990, H.S. Finkelstein filed suit against TransAmerican in the 49th Judicial District Court, Zapata County, Texas, alleging that TransAmerican failed to pay royalties and improperly marketed oil and gas produced from certain leases. On September 27, 1994, the plaintiff added TransTexas as an additional defendant. On January 6, 1995, a judgment against TransAmerican and TransTexas was entered for approximately $18 million in damages, interest and attorneys' fees. TransTexas and TransAmerican appealed the judgment to the Fourth Court of Appeals, San Antonio, Texas, which affirmed the judgment on April 3, 1996. TransTexas and TransAmerican filed a motion for rehearing. On August 14, 1996, the Fourth Court of Appeals reversed the trial court judgment and rendered judgment in favor of TransAmerican and TransTexas. On August 29, 1996, Finkelstein filed a motion for stay and a motion for rehearing with the court. On October 9, 1996, the court denied Finkelstein's rehearing request. In November 1996, Finkelstein filed an application for writ of error with the Supreme Court of Texas. The Texas Supreme Court denied Finkelstein's application; however, Finkelstein has filed a motion for rehearing.

     On April 22, 1991, Finkelstein filed a separate suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiff and seeking damages and attorneys' fees in excess of $33.7 million. On November 18, 1993, the plaintiff added TransTexas as an additional defendant. The parties arbitrated this matter in January 1997. A partial decision from the arbitration panel has been received, but a final judgment amount has not yet been ascertained. TransTexas expects the final amount to be substantially less than the amount originally claimed.

     Hein Minerals. On April 3, 1998, Henry and Luz A. Hein Minerals, L.C. ("Hein") filed suit in the 49th Judicial District Court, Zapata County, Texas, against TransAmerican, TransTexas, TTC and Conoco, Inc. Plaintiff alleges that a 1990 mineral lease from plaintiffs to TransAmerican, comprising approximately 2,000 acres, was breached by failure to release certain acreage from the lease. Plaintiff alleges trespass, tortious interference, conversion, fraud, breach of fiduciary duty, breach of contract, conversion and slander of title, and claim damages including $10 per day per acre that was not released. TransTexas intends to vigorously defend against these claims.

     General. The resolution in any reporting period of one or more of the foregoing matters in a manner adverse to TransTexas could have a material adverse effect on TransTexas' results of operations and cash flows for that period. TransTexas is also a named defendant in other ordinary course, routine litigation incidental to its business. Although the outcome of these other lawsuits cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position. At January 31, 1998, the possible range of estimated losses related to all of the aforementioned claims, in addition to the estimates accrued by TransTexas is $0 to $20 million. Litigation expense, including legal fees, totaled approximately $15 million, $19 million, $11 million, $3 million, $2 million and $11 million for the fiscal years ended January 31, 1998, 1997 and 1996, the six months ended January 31, 1996 and 1995 and the fiscal year ended July 31, 1995.

                           TRANSTEXAS GAS CORPORATION

  Environmental Matters

     TransTexas' operations and properties are subject to extensive federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials into the environment. Permits are required for various of TransTexas' operations, and these permits are subject to revocation, modification, and renewal by issuing authorities. TransTexas also is subject to federal, state, and local laws and regulations that impose liability for the cleanup or remediation of property which has been contaminated by the discharge or release of hazardous materials or wastes into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunctions, or both. Certain aspects of TransTexas' operations may not be in compliance with applicable environmental laws and regulations, and such noncompliance may give rise to compliance costs and administrative penalties. It is not anticipated that TransTexas will be required in the near future to expend amounts that are material to the financial condition or operations of TransTexas by reason of environmental laws and regulations, but because such laws and regulations are frequently changed and, as a result, may impose increasingly strict requirements, TransTexas is unable to predict the ultimate cost of complying with such laws and regulations.

  Potential Effects of a Change of Control

     The Subordinated Notes Indenture provides that, upon the occurrence of a Change of Control, each holder of the Subordinated Notes will have the right to require TransTexas to repurchase such holder's Subordinated Notes at 101% of the principal amount thereof plus accrued and unpaid interest. Pursuant to the terms of the TransTexas Intercompany Loan, upon the occurrence of a Change of Control, TEC would have the right to require TransTexas to repay the principal of the TransTexas Intercompany Loan in an amount equal to a pro rata share of the amount TEC is required to pay under the TEC Notes Indenture. Such pro rata share would be calculated using the ratio of the outstanding principal amount of the TransTexas Intercompany Loan to the sum of (i) the outstanding principal amount of the TransTexas Intercompany Loan plus (ii) the accreted value of the outstanding principal amount of the TARC Intercompany Loan.

     A Change of Control would be deemed to occur under the Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances pursuant to which any person or group other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, and during the 90 days thereafter, the rating of the Subordinated Notes is downgraded or withdrawn. A Change of Control would be deemed to occur under the TransTexas Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC, TransTexas or TARC, including any circumstance pursuant to which (i) any person or group, other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TransTexas' or TARC's capital stock, respectively, but less than 50% of the total voting stock or economic value of TransTexas or TARC, respectively, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group.

     In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture may

                           TRANSTEXAS GAS CORPORATION
result in a "change of control" of TransTexas under the terms of the BNY Facility and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At January 31, 1998, TransTexas had approximately $24.2 million of indebtedness (excluding the Subordinated Notes) subject to such right of repayment or repurchase. In the event of a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations.

     A change of control or other event that results in deconsolidation of TransTexas and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes. See Note 11. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to TransTexas in one reporting period, could have a material adverse effect on TransTexas' cash flow or operations for that period. Although the outcome of these contingencies or the probability of the occurrence of these contingencies cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position.

  Operating Leases

     As of January 31, 1998, TransTexas had long-term leases covering land and other property and equipment. Rental expense was approximately $2 million, $6 million and $4 million for the years ended January 31, 1998, 1997 and 1996, respectively, $3 million for each of the six months ended January 31, 1996 and 1995 and $5 million for the fiscal year ended July 31, 1995. Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of January 31, 1998, are as follows (in thousands of dollars):

1999......................................................    $1,521
2000......................................................     1,423
2001......................................................     1,090
2002......................................................       640
2003......................................................        --
                                                              ------
                                                              $4,674
                                                              ======

  Gas Sales and Delivery Commitments

     In January 1997, TransTexas and Koch Energy Trading Inc. entered into a gas purchase contract pursuant to which TransTexas is required to deliver 25,000 MMBtu per day to a specified delivery point. The purchase price is determined by an industry index less $0.08 per MMBtu. Deliveries commenced on June 1, 1997 and are to continue through August 31, 1999.

     TransTexas has entered into various contracts whereby TransTexas is required to deliver approximately 425 MMcf per day to specified delivery points. TransTexas will incur certain charges if it does not deliver specified quantities under the contracts. Such charges totaled $3.1 million in 1998.

  Letter of Credit

     In January 1996, TransTexas entered into a reimbursement agreement with an unaffiliated third party pursuant to which the third party caused a $20 million letter of credit to be issued to collateralize a supersedeas bond on behalf of TransTexas. If there is a draw under the letter of credit, TransTexas is required to reimburse the third party within 60 days. TransTexas has agreed to issue up to 8.6 million shares of its common stock to the third party if this contingent obligation becomes fixed and remains unpaid for 60 days. If the obligation becomes fixed, and alternative sources of capital are not available, TransTexas could elect to sell

                           TRANSTEXAS GAS CORPORATION
shares of its common stock prior to the maturity of the obligation and use the proceeds of such sale to repay the third party. Based on the current capitalization of TransTexas, the issuance of shares to satisfy this obligation would result in Deconsolidation for federal income tax purposes. TransTexas does not believe that this contingency will occur. See Note 11.

  Production Payments

     In April 1997, TransTexas sold to an unaffiliated third party a term overriding royalty in the form of a dollar-denominated production payment in certain of TransTexas' producing properties for net proceeds of $20 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum. As of January 31, 1998, the remaining balance was $4.8 million.

  Lobo Sale

     Pursuant to the Lobo Sale, TransTexas is required to indemnify the buyer for certain liabilities related to the assets previously owned by TTC. Although TransTexas does not anticipate that it will incur any material indemnity liability, no assurance can be given that TransTexas will have sufficient funds to satisfy any such indemnity obligation or that any payment thereof will not have a material adverse effect on its ability to fund its debt service, capital expenditure and working capital requirements.

14. BUSINESS SEGMENTS

     TransTexas currently conducts its operations in one industry segment: exploration and production ("E&P"). Prior to the Lobo Sale, TransTexas also operated a gas transportation segment ("Transportation"). The E&P segment explores for, develops, produces and markets natural gas, condensate and natural gas liquids. The Transportation segment was engaged in intrastate natural gas transportation and marketing. Prior to the Lobo Sale, all of TransTexas' significant gas and oil operations were located in Webb, Zapata and Starr Counties, Texas. Segment income excludes interest income, interest expense and unallocated general corporate expenses. Identifiable assets are those assets used in the operations of the segment. Other assets consist primarily of debt issue costs, certain receivables and other property and equipment. TransTexas' revenues are derived principally from sales to interstate and intrastate gas pipelines, direct end users, industrial companies, marketers and refiners located in the United States. As a general policy, collateral is not required for receivables, but customers' financial condition and credit worthiness are regularly evaluated. TransTexas is not aware of any significant credit risk relating to its customers and has not experienced significant credit losses associated with such receivables.

     For the year ended January 31, 1998, three customers provided approximately $114 million in E&P and Transportation revenues. For the year ended January 31, 1997, three customers provided approximately $70 million, $59 million and $48 million, respectively, in E&P and Transportation revenues. For the Transition Period, three customers provided approximately $25 million, $22 million and $14 million, respectively, in E&P and Transportation revenues. For the year ended July 31, 1995, two customers provided approximately $73 million and $41 million, respectively, in E&P and Transportation revenues.

     Business segment information is as follows (in thousands of dollars):

                                                              DEPRECIATION
                                                  OPERATING    DEPLETION
                                                   INCOME         AND          CAPITAL      IDENTIFIABLE
                                      NET SALES    (LOSS)     AMORTIZATION   EXPENDITURES      ASSETS
                                      ---------   ---------   ------------   ------------   ------------
YEAR ENDED JANUARY 31, 1998
  Exploration and production........  $164,538    $ 48,691      $ 62,933       $376,208      $  715,592
  Gas transportation................    12,055     (16,601)       19,726         12,407              --

                           TRANSTEXAS GAS CORPORATION

                                                              DEPRECIATION
                                                  OPERATING    DEPLETION
                                                   INCOME         AND          CAPITAL      IDENTIFIABLE
                                      NET SALES    (LOSS)     AMORTIZATION   EXPENDITURES      ASSETS
                                      ---------   ---------   ------------   ------------   ------------
  Other.............................   546,678     498,010            --         37,564         101,043
                                      --------    --------      --------       --------      ----------
                                      $723,271    $530,100      $ 82,659       $426,179      $  816,635
                                      ========    ========      ========       ========      ==========
YEAR ENDED JANUARY 31, 1997
  Exploration and production........  $363,459    $230,560      $122,570       $314,013      $  884,638
  Gas transportation................    42,200      (9,018)        8,466         33,636          98,903
  Other.............................       688     (34,263)        1,417         11,165          69,611
                                      --------    --------      --------       --------      ----------
                                      $406,347    $187,279      $132,453       $358,814      $1,053,152
                                      ========    ========      ========       ========      ==========
YEAR ENDED JANUARY 31, 1996
  Exploration and production........  $256,986    $ 81,438      $111,993       $335,903      $  739,345
  Gas transportation................    33,518      (4,362)        8,204         17,005          72,815
  Other.............................       834     (15,022)          316         20,228         126,667
                                      --------    --------      --------       --------      ----------
                                      $291,338    $ 62,054      $120,513       $373,136      $  938,827
                                      ========    ========      ========       ========      ==========
TRANSITION PERIOD ENDED JANUARY 31, 1996
  Exploration and production........  $124,663    $ 51,443      $ 56,543       $176,386      $  739,345
  Gas transportation................    15,892      (4,393)        4,194         13,266          72,815
  Other.............................       601      (7,802)          157         15,836         126,667
                                      --------    --------      --------       --------      ----------
                                      $141,156    $ 39,248      $ 60,894       $205,488      $  938,827
                                      ========    ========      ========       ========      ==========
SIX MONTHS ENDED JANUARY 31, 1995
  Exploration and production........  $143,304    $ 32,860      $ 66,175       $ 99,672      $  483,984
  Gas transportation................    19,161       2,796         4,031          6,366          63,541
  Other.............................        52      (6,972)          139          4,804          47,213
                                      --------    --------      --------       --------      ----------
                                      $162,517    $ 28,684      $ 70,345       $110,842      $  594,738
                                      ========    ========      ========       ========      ==========
YEAR ENDED JULY 31, 1995
  Exploration and production........  $275,627    $ 62,855      $121,625       $259,189      $  712,322
  Gas transportation................    36,787       2,827         8,041         10,105          60,916
  Other.............................       285     (14,192)          298          9,196          53,332
                                      --------    --------      --------       --------      ----------
                                      $312,699    $ 51,490      $129,964       $278,490      $  826,570
                                      ========    ========      ========       ========      ==========

15. LITIGATION SETTLEMENTS

     Aspen. TransAmerican brought suit on September 29, 1993 in the 215th Judicial District Court, Harris County, Texas against Aspen Services, Inc. ("Aspen"), seeking an audit and accounting of drilling costs that Aspen had charged while providing drilling services to TransAmerican. The parties' drilling agreement provided, among other things, that Aspen would receive payment for its drilling-related costs from the production and sale of gas from the wells that were drilled, and that the revenues that TransAmerican would otherwise receive from the wells would be reduced by the amounts received by Aspen. On July 19, 1995, Aspen filed a counterclaim and third party claim against TransAmerican, TransTexas, and affiliated entities, asserting, among other things, that these entities failed to make certain payments and properly market the gas from these wells. In April 1997, the trial court ruled against Aspen on all of their counterclaims.

     Bentsen. On August 13, 1990, Calvin R. Bentsen, et al. filed suit against TransAmerican and Mr. Stanley in the 139th Judicial District Court, Hidalgo County, Texas, seeking a portion of the proceeds from a 1990 settlement with El Paso Natural Gas Company, and an accounting of monies allegedly owed to them, claiming

                           TRANSTEXAS GAS CORPORATION
that TransAmerican produced gas that belonged to them without their knowledge and that TransAmerican entered into an oral agreement with them which entitled them to receive a portion of the El Paso settlement proceeds. This case was settled in April 1997.

     Briones. In an arbitration proceeding, Jesus Briones, a lessor, claimed that one of TransTexas' wells on adjacent lands had been draining natural gas from a portion of his acreage leased to TransTexas on which no well had been drilled. On October 31, 1995, the arbitrator found that drainage had occurred. On June 3, 1996, the arbitrator issued a letter indicating that drainage damages would be awarded to Briones in the amount of approximately $1.4 million. The arbitrator entered his award of damages on June 27, 1996. On July 3, 1996, TransTexas filed a petition in the 49th Judicial District Court, Zapata County, Texas, to vacate the arbitrator's award. Briones also filed a petition to confirm the arbitrator's award. In April 1997, the court granted Briones' motion for summary judgment. In August 1997, the court entered a final judgment for Briones in the amount of approximately $1.6 million. TransTexas' motions for new trial were denied. TransTexas executed a settlement agreement with Briones in February 1998.

     Coastal. On October 28, 1991, The Coastal Corporation ("Coastal") filed an action against TransAmerican that was consolidated in the 49th Judicial District Court, Webb County, Texas, alleging breach of contract and tortious interference related to two gas sales contracts and a transportation agreement, seeking unspecified actual and punitive damages and injunctive relief. On April 22, 1994, the court entered a judgment adverse to TransAmerican and TransTexas requiring them to pay $1.3 million plus $0.7 million in attorneys' fees to Coastal. On May 29, 1996, the Court of Appeals affirmed the judgment. In December 1996, the Supreme Court of Texas declined to hear TransTexas' appeal. The judgment was paid on May 27, 1997. Coastal executed a Release of Judgment and Judgment Lien which was recorded in Webb and Zapata Counties.

     Farias. On February 15, 1996, Celita Suzana Farias filed a wrongful death action in the 93rd Judicial District Court, Hidalgo County, Texas, against TransTexas and one of its contractors for fatal injuries suffered by the plaintiff's husband at the Yzaguirre Heirs #3 Well on February 13, 1996. The plaintiff sought unspecified damages and alleged that the defendants operated a crane in such a manner that they were negligent and grossly negligent. On March 7, 1996, the mother of the deceased TransTexas employee filed a petition in intervention also alleging negligence, gross negligence and malice and seeking unspecified damages. This litigation was settled in August 1997.

     Frost. On November 10, 1994, Frost National Bank filed suit against TransTexas in the 111th Judicial District Court, Webb County, Texas, seeking a declaratory judgment determination that TransTexas failed to properly and accurately calculate royalties under a lease. The plaintiff had demanded $10 million plus interest. This case was settled in May 1997.

16. CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
    (In thousands, except per share data)

                                                   YEAR ENDED JANUARY 31, 1998
                                           -------------------------------------------
                                             1ST         2ND         3RD        4TH
                                           QUARTER     QUARTER     QUARTER    QUARTER
                                           --------    --------    -------    --------
Revenues.................................  $ 82,351    $575,420    $37,233    $ 28,267
Operating income (loss)..................     1,298     531,425(1)   9,586     (12,209)
Net income (loss)........................   (14,538)    262,745     (1,249)    (18,757)
Net income (loss) per share -- basic and
  diluted................................     (0.20)       3.61      (0.02)      (0.33)

                           TRANSTEXAS GAS CORPORATION

                                                   YEAR ENDED JANUARY 31, 1997
                                            ------------------------------------------
                                              1ST        2ND         3RD        4TH
                                            QUARTER    QUARTER     QUARTER    QUARTER
                                            -------    --------    -------    --------
Revenues..................................  $95,958    $ 86,732    $80,104    $143,553
Operating income..........................   25,798     106,696(2)   5,858(3)   48,927
Net income (loss).........................    3,020      71,561     (9,396)     18,140
Net income (loss) per share -- basic and
  diluted.................................     0.04        0.97      (0.13)       0.25

                                                               SIX MONTHS ENDED
                                                               JANUARY 31, 1996
                                                              -------------------
                                                                1ST        2ND
                                                              QUARTER    QUARTER
                                                              -------    --------
Revenues....................................................  $66,336    $ 74,346
Operating income............................................   30,893(4)    7,881
Net income (loss)...........................................   11,529     (12,301)
Net income (loss) per share -- basic and diluted............      .16        (.17)

---------------

(1) Operating income for the second quarter of 1998 includes a $543 million gain on the sale of assets.

(2) Operating income for the second quarter of 1997 includes a gain on settlement of litigation of $96.0 million.

(3) Operating income for the third quarter of 1997 includes litigation expense of $7.5 million.

(4) Operating income for the first quarter of 1996 includes a gain on settlement of litigation of $18.3 million.

17. SUPPLEMENTAL GAS AND OIL DISCLOSURE (UNAUDITED)

     The accompanying tables present information concerning TransTexas' gas and oil producing activities and are prepared in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities."

     Estimates of TransTexas' proved reserves and proved developed reserves were prepared by Netherland, Sewell & Associates, Inc., an independent firm of petroleum engineers, based on data supplied to them by TransTexas. Such estimates are inherently imprecise and may be subject to substantial revisions as additional information such as reservoir performance, additional drilling, technological advancements and other factors become available.

     Capitalized costs relating to gas and oil producing activities are as follows (in thousands of dollars):

                                                                    JANUARY 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Proved properties...........................................  $1,142,195    $1,845,994
Unproved properties.........................................     104,389       158,973
                                                              ----------    ----------
          Total.............................................   1,246,584     2,004,967
Less accumulated depletion..................................     652,090     1,288,860
                                                              ----------    ----------
                                                              $  594,494    $  716,107
                                                              ==========    ==========

                           TRANSTEXAS GAS CORPORATION

     Costs incurred for gas and oil producing activities are as follows (in thousands of dollars):

                                       YEAR ENDED JANUARY 31,    SIX MONTHS ENDED   YEAR ENDED
                                       -----------------------     JANUARY 31,       JULY 31,
                                          1998         1997            1996            1995
                                       ----------   ----------   ----------------   ----------
Property acquisitions................   $ 56,205     $ 50,963        $ 11,485        $124,956
Exploration..........................    196,728      100,737          27,039          84,201
Development..........................    123,273      162,313         115,812          50,032
                                        --------     --------        --------        --------
                                        $376,206     $314,013        $154,336        $259,189
                                        ========     ========        ========        ========

     Results of operations for gas and oil producing activities are as follows (in thousands of dollars):

                                       YEAR ENDED JANUARY 31,    SIX MONTHS ENDED   YEAR ENDED
                                       -----------------------     JANUARY 31,       JULY 31,
                                          1998         1997            1996            1995
                                       ----------   ----------   ----------------   ----------
Revenues.............................   $164,538     $363,459        $124,663        $275,627
                                        --------     --------        --------        --------
Expenses:
  Production costs...................     51,346       97,619          31,376          76,798
  Depletion..........................     62,933      122,570          56,543         121,625
  General and administrative.........      1,568        8,710           3,601          14,349
  Litigation settlement..............         --      (96,000)        (18,300)             --
                                        --------     --------        --------        --------
  Total operating expenses...........    115,847      132,899          73,220         212,772
                                        --------     --------        --------        --------
  Income before income taxes.........     48,691      230,560          51,443          62,855
Income taxes.........................     17,042       80,696          18,005          21,999
                                        --------     --------        --------        --------
                                        $ 31,649     $149,864        $ 33,438        $ 40,856
                                        ========     ========        ========        ========
Depletion rate per net equivalent
  Mcf................................   $   1.11     $   0.96        $   0.82        $   0.81
                                        ========     ========        ========        ========

  Reserve Quantity Information

     Proved reserves are estimated quantities of natural gas, condensate and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Natural gas quantities represent gas volumes which include amounts that will be extracted

                           TRANSTEXAS GAS CORPORATION
as natural gas liquids. TransTexas' estimated net proved reserves and proved developed reserves of natural gas (billions of cubic feet) and condensate (millions of barrels) are shown in the table below.

                                               YEAR ENDED JANUARY 31,       SIX MONTHS      YEAR ENDED
                                            ----------------------------       ENDED         JULY 31,
                                                1998            1997           1996            1995
                                            -------------   ------------   -------------   -------------
                                             GAS     OIL     GAS     OIL     GAS     OIL     GAS     OIL
                                            ------   ----   ------   ---   -------   ---   -------   ---
Proved reserves:
  Beginning of year.......................   919.7    5.7   1,139.1  2.9   1,122.6   3.0     717.4   1.9
  Increase (decrease) during the year
     attributable to:
     Revisions of previous estimates......  (103.8)  (1.0)     6.5    .1      43.0    --     143.5    .5
     Extensions, discoveries and other
       additions..........................   123.7   15.1     90.3   3.6      73.8    .2     409.6   1.2
     Litigation settlement................      --     --       --    --       9.5    --        --    --
     Sales of reserves....................  (525.8)  (3.3)  (204.9)  (.4)    (42.9)   --        --    --
     Purchase of reserves.................      --     --     11.3    .1        --    --        --    --
     Production...........................   (65.1)   (.6)  (122.6)  (.6)    (66.9)  (.3)   (147.9)  (.6)
                                            ------   ----   ------   ---   -------   ---   -------   ---
End of year...............................   348.7   15.9    919.7   5.7   1,139.1   2.9   1,122.6   3.0
                                            ======   ====   ======   ===   =======   ===   =======   ===
Proved developed reserves:
  Beginning of year.......................   381.5    2.4    425.3    .9     476.6   1.1     442.2   1.1
  End of year.............................   134.3    4.2    381.5   2.4     425.3    .9     476.6   1.1

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

     The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair market value of TransTexas' gas and oil reserves. These estimates reflect proved reserves only and ignore, among other things, changes in prices and costs, revenues that could result from probable reserves which could become proved reserves in 1998 or later years and the risks inherent in reserve estimates. The standardized measure of discounted future net cash flows relating to proved gas and oil reserves is as follows (in thousands of dollars):

                                      YEAR ENDED JANUARY 31,   SIX MONTHS ENDED   YEAR ENDED
                                      ----------------------     JANUARY 31,       JULY 31,
                                        1998         1997            1996            1995
                                      ---------   ----------   ----------------   ----------
Future cash inflows.................  $ 898,257   $3,051,397      $2,269,585      $1,591,011
Future production costs.............   (154,725)    (506,882)       (427,482)       (316,055)
Future development costs............   (198,180)    (459,326)       (582,798)       (461,471)
Future income taxes.................         --     (563,812)       (310,445)       (196,942)
                                      ---------   ----------      ----------      ----------
Future net cash flows...............    545,352    1,521,377         948,860         616,543
Annual discount (10%) for estimated
  timing of cash flows..............   (149,679)    (464,121)       (340,002)       (201,479)
                                      ---------   ----------      ----------      ----------
Standardized measure of discounted
  future net cash flows.............  $ 395,673   $1,057,256      $  608,858      $  415,064
                                      =========   ==========      ==========      ==========

                           TRANSTEXAS GAS CORPORATION

     Principal sources of change in the standardized measure of discounted future net cash flows are as follows (in thousands of dollars):

                                                                  SIX MONTHS
                                        YEAR ENDED JANUARY 31,       ENDED      YEAR ENDED
                                        -----------------------   JANUARY 31,    JULY 31,
                                           1998         1997         1996          1995
                                        ----------   ----------   -----------   ----------
Beginning of year.....................  $1,057,256   $  608,858    $ 415,064    $ 395,574
Revisions:
  Quantity estimates and production
     rates............................    (215,564)      13,903       31,712      122,771
  Prices, net of lifting costs........    (348,781)     665,054      331,936     (155,257)
  Estimated future development
     costs............................     (33,033)     (75,622)    (128,584)     (13,631)
Additions, extensions, discoveries and
  improved recovery...................     238,403      209,932       47,026      172,365
Net sales of production...............    (124,498)    (262,066)     (92,139)    (198,829)
Development costs incurred............     119,944      156,430      115,812       49,873
Accretion of discount.................     144,907       80,806       27,382       54,439
Net changes in income taxes...........     391,812     (192,608)     (66,622)     (16,722)
Sale of a volumetric production
  payment.............................          --     (165,949)     (77,879)          --
Litigation settlement.................          --           --        5,150        4,481
Purchases (sales) of reserves.........    (834,775)      18,518           --           --
                                        ----------   ----------    ---------    ---------
End of year...........................  $  395,672   $1,057,256    $ 608,858    $ 415,064
                                        ==========   ==========    =========    =========

     Year-end wellhead prices received by TransTexas from sales of natural gas including margins from natural gas liquids, were $1.96, $3.17, $1.95 and $1.37 per Mcf for 1998, 1997, 1996 and 1995, respectively. Year-end condensate prices were $13.54, $23.99, $18.34 and $16.27 per barrel for 1998, 1997, 1996 and 1995, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from TransTexas' definitive proxy statement to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from TransTexas' definitive proxy statement to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from TransTexas' definitive proxy statement to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from TransTexas' definitive proxy statement to be filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                              PAGE
                                                              ----
(a) Financial Statements, Schedules and Exhibits
    (1)  Report of Independent Accountants...........................   25
         Consolidated Balance Sheet..................................   26
         Consolidated Statement of Operations........................   27
         Consolidated Statement of Stockholders' Equity (Deficit)....   28
         Consolidated Statement of Cash Flows........................   29
         Notes to Consolidated Financial Statements..................   30
    (2)  Financial Statement Schedules:
         Report of Independent Accountants...........................   63
         Schedule II -- Valuation and Qualifying Accounts............   64

     (3)Exhibits

           3.1           -- Articles of Incorporation (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            33-75050), and incorporated herein by reference).
           3.2           -- By-laws of TransTexas (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            33-75050), and incorporated herein by reference).
           4.1           -- Indenture dated as of June 15, 1995, among TransTexas,
                            TTC and American Bank National Association, as Trustee
                            (the "Indenture Trustee"), with respect to the Senior
                            Secured Notes including the forms of Senior Secured Note
                            and Senior Secured Guarantee as exhibits (filed as an
                            exhibit to TransTexas' current report on Form 8-K dated
                            June 20, 1995, and incorporated herein by reference).
           4.2           -- Mortgage, Deed of Trust, Assignment of Production,
                            Security Agreement and Financing Statement, effective as
                            of June 23, 1995, from TransTexas to James A. Taylor, as
                            trustee for the benefit of the Indenture Trustee (filed
                            as an exhibit to TransTexas' current report on Form 8-K
                            dated June 20, 1995, and incorporated herein by
                            reference).
           4.3           -- Pipeline Mortgage, Deed of Trust, Assignment, Security
                            Agreement and Financing Statement, dated as of June 20,
                            1995, from TTC to James A. Taylor, as trustee for the
                            benefit of the Indenture Trustee (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated on June 20,
                            1995, and incorporated herein by reference).
           4.4           -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by TransTexas in favor of the
                            Indenture Trustee (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated June 20, 1995, and
                            incorporated herein by reference).
           4.5           -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by TTC in favor of the Indenture
                            Trustee (filed as an exhibit to TransTexas' current
                            report on Form 8-K dated June 20, 1995, and incorporated
                            herein by reference).
           4.6           -- Cash Collateral and Disbursement Agreement, dated as of
                            June 20, 1995, among TransTexas, the Indenture Trustee
                            and the Disbursement Agent (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated June 20,
                            1995, and incorporated herein by reference).
           4.7           -- Pledge and Security Agreement dated as of September 19,
                            1996, between TransAmerican Exploration Corporation and
                            Fleet National Bank (previously filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended October 31,
                            1996, and incorporated herein by reference).
           4.8           -- Registration Rights Agreement dated as of September 19,
                            1996, by and among TransTexas, TransAmerican,
                            TransAmerican Exploration Corporation and Fleet National
                            Bank (filed as an exhibit to TransTexas' Form 10-Q for
                            the quarter ended October 31, 1996, and incorporated
                            herein by reference).
           4.9           -- Pledge Agreement dated as of February 23, 1995, between
                            TEC and First Fidelity Bank, National Association, as
                            Trustee (filed as an exhibit to Post-Effective Amendment
                            No. 5 to TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.10          -- Pledge Agreement dated as of February 23, 1995, between
                            TARC and First Fidelity Bank, National Association, as
                            Trustee (filed as an exhibit to Post-Effective Amendment
                            No. 5 to TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).

           4.11          -- Registration Rights Agreement dated as of February 23,
                            1995, among TransTexas, TARC and TEC (filed as an exhibit
                            to Post-Effective Amendment No. 5 to the Company's
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.12          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and Halliburton Company (filed
                            as an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.13          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and RECO Industries, Inc.
                            (filed as an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.14          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and Frito-Lay, Inc. (filed as
                            an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.15          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and EM Sector Holdings, Inc.
                            (filed as an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.16          -- Stock Pledge Agreement dated January 27, 1995, between
                            TransAmerican and ITT Commercial Corp. (filed as an
                            exhibit to Post-Effective Amendment No. 5 to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.17          -- Registration Rights Agreement dated January 27, 1995,
                            among TransAmerican, TransTexas and ITT Commercial
                            Finance Corp. (filed as an exhibit to Post-Effective
                            Amendment No. 5 to TransTexas' Registration Statement on
                            Form S-3 (33-91494), and incorporated herein by
                            reference).
           4.18          -- Note Purchase Agreement dated December 13, 1996 between
                            TransTexas and the Purchasers of 13 1/4% Series A Senior
                            Subordinated Notes due 2003 (filed as an exhibit to
                            Post-Effective Amendment No. 5 to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.19          -- Indenture dated December 13, 1996 between TransTexas and
                            Bank One, Columbus, NA, as Trustee (filed as an exhibit
                            to Post-Effective Amendment No. 5 to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.20          -- Registration Rights Agreement dated December 13, 1996
                            between TransTexas and each of the Purchasers of the
                            Subordinated Notes (filed as an exhibit to Post-
                            Effective Amendment No. 5 to TransTexas' Registration
                            Statement on Form S-3 (33-91494), and incorporated herein
                            by reference).
           4.21          -- First Supplemental Indenture dated May 29, 1997 by and
                            among TransTexas, TTC and Firstar Bank of Minnesota,
                            N.A., as trustee (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated May 29, 1997, and
                            incorporated herein by reference).
           4.22          -- Second Supplemental Indenture dated June 13, 1997 between
                            TransTexas, as issuer, and Firstar Bank of Minnesota,
                            N.A., as trustee (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated June 13, 1997, and
                            incorporated herein by reference).

           4.23          -- Indenture dated June 13, 1997 governing TransTexas'
                            Senior Subordinated Notes due 2001 between TransTexas, as
                            issuer, and Bank One, N.A., as trustee (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-4
                            (333-33803), and incorporated herein by reference).
           4.24          -- Registration Rights Agreement dated June 13, 1997 between
                            TransTexas and the holders of TransTexas' Senior
                            Subordinated Notes due 2001 (filed as an exhibit
                            TransTexas' Registration Statement on Form S-4
                            (333-33803), and incorporated herein by reference).
           4.25          -- Loan Agreement dated June 13, 1997 between TransTexas and
                            TEC (filed as an exhibit to TransTexas' current report on
                            Form 8-K dated June 13, 1997, and incorporated herein by
                            reference).
           4.26          -- Security and Pledge Agreement dated June 13, 1997 by
                            TransTexas in favor of TEC (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated June 13,
                            1997, and incorporated herein by reference).
           4.27          -- Disbursement Agreement dated June 13, 1997 among
                            TransTexas, TEC and Firstar Bank of Minnesota, as
                            disbursement agent and Trustee (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated June 13,
                            1997, and incorporated herein by reference).
           4.28          -- Forms of Mortgage dated June 13, 1997 between TransTexas and TransAmerican Energy Corporation, (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-4
                            (333-33803), and incorporated herein by reference).
           4.29          -- Intercreditor and Collateral Agency Agreement dated June
                            13, 1997 among Firstar Bank of Minnesota, TEC and
                            TransTexas (filed as an exhibit to TEC's Form 10-Q for
                            the quarter ended July 31, 1997, and incorporated herein
                            by reference).
           4.30          -- Registration Rights Agreement dated August 12, 1997, by and among TransTexas, Firstar Bank of Minnesota, N.A.,
                            TEC and TARC (filed as an exhibit to Post-Effective
                            Amendment No. 6 to TransTexas' Registration Statement on
                            Form S-4 (33-91494) and incorporated herein by
                            reference).
           4.31          -- First Supplemental Indenture dated as of September 2,
                            1997, between TransTexas, as issuer, and Bank One, N.A.,
                            as trustee (filed as an exhibit to TransTexas'
                            Registration Statement on Form S-4 (333-33803), and
                            incorporated herein by reference).
          *4.32          -- First Amendment to Loan Agreement dated December 30, 1997 between TransTexas and TEC.
          *4.33          -- First Amendment to Disbursement Agreement dated December
                            30, 1997 between TransTexas, TEC and Firstar Bank of
                            Minnesota, as disbursement agent and Trustee.
          10.1           -- Services Agreement dated August 24, 1993, by and among
                            TransTexas and TransAmerican (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated August 24,
                            1993, and incorporated herein by reference).
          10.2           -- Tax Allocation Agreement dated August 24, 1993, by and
                            among TransAmerican, TransTexas, and the other
                            subsidiaries of TransAmerican, as amended (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-1
                            (No. 33-75050), and incorporated herein by reference).
          10.3           -- Interruptible Gas Sales Terms and Conditions, between
                            TransTexas and TARC, as amended (filed as an exhibit to
                            TARC's Registration Statement on Form S-1 (No. 33-82200),
                            and incorporated herein by reference).

          10.4           -- Bank Group Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, and the Bank Group (filed as
                            an exhibit to TransTexas' current report on Form 8-K
                            dated August 24, 1993, and incorporated herein by
                            reference).
          10.5           -- Gas Purchase Agreement dated June 8, 1987, by and between
                            TransAmerican and The Coastal Corporation, as amended by
                            the Amendment to Gas Purchase Agreement dated February
                            13, 1990, by and between TransAmerican and Texcol Gas
                            Services, Inc., as successor to The Coastal Corporation
                            (filed as an exhibit to TransTexas' Registration
                            Statement on Form S-1 (No. 33-62740), and incorporated
                            herein by reference).
          10.6           -- Gas Purchase Agreement dated October 29, 1987, by and
                            between TransAmerican and The Coastal Corporation as
                            amended by the Amendment to Gas Purchase Agreement dated
                            February 13, 1990, by and between TransAmerican and
                            Texcol Gas Services, Inc., successor to The Coastal
                            Corporation (filed as an exhibit to TransTexas'
                            Registration Statement on Form S-1 (No. 33-62740), and
                            incorporated herein by reference).
          10.7           -- Gas Transportation Agreement dated the Effective Date (as therein defined), by and between TransAmerican and The
                            Coastal Corporation, as amended by the Amendment to Gas
                            Transportation Agreement dated February 13, 1990, by and
                            between TransAmerican and Texcol Gas Services, Inc.,
                            successor to The Coastal Corporation (filed as an exhibit
                            to TransTexas' Registration Statement on Form S-1 (No.
                            33-62740), and incorporated herein by reference).
          10.8           -- Firm Natural Gas Sales Agreement dated September 30,
                            1993, by and between TransTexas and Associated Natural
                            Gas, Inc. (filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended October 31, 1993, and incorporated
                            herein by reference).
          10.9           -- Form of Indemnification Agreement by and between
                            TransTexas and each of its directors (filed as an exhibit
                            to TransTexas' current report on Form 8-K dated August
                            24, 1993 and incorporated herein by reference).
          10.10          -- Gas Purchase Agreement dated November 1, 1985, between
                            TransAmerican and Washington Gas and Light Company,
                            Frederick Gas Company, Inc., and Shenandoah Gas Company
                            (filed as an exhibit to TransTexas' Registration
                            Statement on Form S-1 (No. 33-75050), and incorporated
                            herein by reference).
          10.11          -- Natural Gas Sales Agreement between TransTexas and
                            Associated Natural Gas, Inc. dated September 30, 1993
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended October 31, 1993, and incorporated herein
                            by reference).
          10.12          -- Amendment Extending Gas Purchase Agreement between
                            TransTexas and Washington Gas Light Company, Inc., and
                            Shenandoah Gas Company, as amended, dated November 1,
                            1993 (filed as an exhibit to TransTexas' Form 10-Q for
                            the quarter ended January 31, 1994, and incorporated
                            herein by reference).
          10.13          -- Agreement for Purchase of Production Payment between
                            TransTexas and Southern States Exploration, Inc. dated
                            April 1, 1994 (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1994, and
                            incorporated herein by reference).
          10.14          -- Assignment of Proceeds Production Payment between
                            TransTexas and Southern States Exploration, Inc. dated
                            April 1, 1994 (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1994, and
                            incorporated herein by reference).
          10.15          -- Transfer Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, TTC, and John R. Stanley
                            (filed as an exhibit to TransTexas' current report on
                            Form 8-K dated August 24, 1993, and incorporated herein
                            by reference).

          10.16          -- Amended and Restated Accounts Receivable Management and
                            Security Agreement between TransTexas and BNY Financial
                            Corporation (filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended October 31, 1995, and incorporated
                            herein by reference).
          10.17          -- Note Purchase Agreement, dated as of May 10, 1996, among
                            TransTexas, TCW Shared Opportunity Fund II, L.P. and
                            Jefferies & Company, Inc. (filed as an exhibit to the
                            Company's Form 10-Q for the quarter ended April 30, 1996,
                            and incorporated herein by reference).
          10.18          -- Master Swap Agreement, dated June 6, 1996, between
                            TransTexas and AIG Trading Corporation (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            April 30, 1996, and incorporated herein by reference).
          10.19          -- Purchase Agreement, dated January 30, 1996, between
                            TransTexas and Sunflower Energy Finance Company (filed as
                            an exhibit to TransTexas' Form 10-Q for the quarter ended
                            April 30, 1996, and incorporated herein by reference).
          10.20          -- Production Payment Conveyance, executed on January 30,
                            1996, from TransTexas to Sunflower Energy Finance Company
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended April 30, 1996, and incorporated herein by
                            reference).
          10.21          -- First Supplement to Purchase Agreement, dated as of
                            February 12, 1996, among TransTexas, Sunflower Energy
                            Finance Company and TCW Portfolio No. 1555 DR V
                            Sub-Custody Partnership, L.P. (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
          10.22          -- First Supplement to Production Payment Conveyance,
                            executed February 12, 1996, among TransTexas, Sunflower
                            Energy Finance Company and TCW Portfolio No. 1555 DR V
                            Sub-Custody Partnership, L.P. (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
          10.23          -- Purchase Agreement, dated May 14, 1996, among TransTexas,
                            TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
                            and Sunflower Energy Finance Company (filed as an exhibit
                            to TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
          10.24          -- Production Payment Conveyance, executed May 14, 1996,
                            from TransTexas to TCW Portfolio No. 1555 Dr V
                            Sub-Custody Partnership, L.P. and Sunflower Energy
                            Finance Company (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
          10.25          -- Employment Agreement between TransTexas and Richard
                            Bianchi dated August 12, 1996 (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended October 31,
                            1996, and incorporated herein by reference).
          10.26          -- Employment Agreement between TransTexas and Arnold
                            Brackenridge dated August 12, 1996 (filed as an exhibit
                            to TransTexas' Form 10-Q for the quarter ended October
                            31, 1996, and incorporated herein by reference).
          10.27          -- Stock Purchase Agreement dated as of May 29, 1997 by and between TransTexas and First Union Bank of Connecticut,
                            as trustee (filed as an exhibit to TransTexas' current
                            report on Form 8-K dated May 29, 1997, and incorporated
                            herein by reference.
          10.28          -- Interruptible Gas Transportation Agreement dated
                            Effective March 1, 1997 between TransTexas, as shipper,
                            and Lobo Pipeline Company, as transporter (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            July 31, 1997, and incorporated herein by reference).

            10.29          -- Intrastate Firm Gas Transportation Agreement dated effective March 1, 1997 between
                              TransTexas, as shipper, and Lobo Pipeline Company, as transporter (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).
            10.30          -- Master Services Contract dated May 30, 1997 between Conoco Inc. and TransTexas (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).
            10.31          -- Agreement for Services dated effective March 1, 1997 between Conoco Inc. and TransTexas
                              (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).
            10.32          -- Services Agreement dated June 13, 1997 among TNGC Holdings Corporation, TransAmerican,
                              TEC, TARC, TransTexas and TTXD (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).
            10.33          -- Amendment No. 3 to Tax Allocation Agreement dated May 29, 1997 (filed as an exhibit to
                              TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).
            10.34          -- Amendment No. 4 to Tax Allocation Agreement dated June 13, 1997 (filed as an exhibit to
                              TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).
            10.35          -- Amendment No. 2 to Transfer Agreement dated May 29, 1997 (filed as an exhibit to
                              TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).
            10.36          -- Amendment No. 3 to Transfer Agreement dated June 13, 1997 (filed as an exhibit to
                              TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).
            10.37          -- Second Amended and Restated Accounts Receivable Management Agreement dated October 14,
                              1997 between TransTexas and BNY Financial Corporation (filed as an exhibit to
                              TransTexas' Form 10-Q for the quarter ended October 31, 1997, and incorporated herein by reference).
           *10.38          -- Employment Agreement dated December 1, 1997 between TransTexas and Arnold Brackenridge.
           *10.39          -- Employment Agreement Settlement dated April 28, 1998 between TransTexas and Richard
                              Bianchi.
           *10.40          -- Severance Agreement dated November 21, 1997 between TransTexas and Lee Muncy.
           *10.41          -- Purchase Agreement dated February 23, 1998 between TransTexas and TCW.
           *10.42          -- Production Payment Conveyance dated February 23, 1998 between TransTexas and TCW.
           *21.1           -- Schedule of Subsidiaries of TransTexas.
           *23.1           -- Consent of Coopers & Lybrand L.L.P.
           *23.2           -- Consent of Netherland, Sewell & Associates, Inc
           *27.1           -- Financial Data Schedule

---------------

* filed herewith

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended January 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1998.

                                            TRANSTEXAS GAS CORPORATION

                                            By:     /s/ JOHN R. STANLEY
                                              ----------------------------------
                                              John R. Stanley, Chief Executive
                                                Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 30, 1998.

                    NAME                                                TITLE
                    ----                                                -----
             /s/ JOHN R. STANLEY                 Director and Chief Executive Officer (Principal
---------------------------------------------      Executive Officer)
               John R. Stanley

            /s/ THOMAS B. MCDADE                 Director and Chairman of the Board
---------------------------------------------
              Thomas B. McDade

             /s/ JAMES R. LESCH                  Director
---------------------------------------------
               James R. Lesch

              /s/ ROBERT L. MAY                  Director
---------------------------------------------
                Robert L. May

            /s/ DONALD D. SYKORA                 Director
---------------------------------------------
              Donald D. Sykora

            /s/ EDWIN B. DONAHUE                 Vice President and Chief Financial Officer
---------------------------------------------      (Principal Financial and Accounting Officer)
              Edwin B. Donahue

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
TransTexas Gas Corporation:

     Our report on the consolidated financial statements of TransTexas Gas Corporation is included on page 25 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 55 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                            COOPERS & LYBRAND L.L.P.

Houston, Texas
April 30, 1998

                                                                     SCHEDULE II

                           TRANSTEXAS GAS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)

                                         BALANCE AT                                           BALANCE AT
                                         BEGINNING     ADDITIONS                    OTHER        END
              DESCRIPTION                OF PERIOD     AT COSTS     RETIREMENTS    CHANGES    OF PERIOD
              -----------                ----------    ---------    -----------    -------    ----------
Year ended July 31, 1995:
  Valuation allowance -- long-term
     receivables.......................    $  531        $421         $   --         $--        $  952
                                           ======        ====         ======         ==         ======
Transition Period ended January 31,
  1996:
  Valuation allowance -- long-term
     receivables.......................    $  952        $278         $   --         $--        $1,230
                                           ======        ====         ======         ==         ======
Year ended January 31, 1997:
  Valuation allowance -- long-term
     receivables.......................    $1,230        $516         $1,746         $--        $   --
                                           ======        ====         ======         ==         ======
Year ended January 31, 1998:
  Valuation allowance -- long-term
     receivables.......................    $   --        $ --         $   --         $--        $   --
                                           ======        ====         ======         ==         ======

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           3.1           -- Articles of Incorporation (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            33-75050), and incorporated herein by reference).
           3.2           -- By-laws of TransTexas (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            33-75050), and incorporated herein by reference).
           4.1           -- Indenture dated as of June 15, 1995, among TransTexas,
                            TTC and American Bank National Association, as Trustee
                            (the "Indenture Trustee"), with respect to the Senior
                            Secured Notes including the forms of Senior Secured Note
                            and Senior Secured Guarantee as exhibits (filed as an
                            exhibit to TransTexas' current report on Form 8-K dated
                            June 20, 1995, and incorporated herein by reference).
           4.2           -- Mortgage, Deed of Trust, Assignment of Production,
                            Security Agreement and Financing Statement, effective as
                            of June 23, 1995, from TransTexas to James A. Taylor, as
                            trustee for the benefit of the Indenture Trustee (filed
                            as an exhibit to TransTexas' current report on Form 8-K
                            dated June 20, 1995, and incorporated herein by
                            reference).
           4.3           -- Pipeline Mortgage, Deed of Trust, Assignment, Security
                            Agreement and Financing Statement, dated as of June 20,
                            1995, from TTC to James A. Taylor, as trustee for the
                            benefit of the Indenture Trustee (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated on June 20,
                            1995, and incorporated herein by reference).
           4.4           -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by TransTexas in favor of the
                            Indenture Trustee (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated June 20, 1995, and
                            incorporated herein by reference).
           4.5           -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by TTC in favor of the Indenture
                            Trustee (filed as an exhibit to TransTexas' current
                            report on Form 8-K dated June 20, 1995, and incorporated
                            herein by reference).
           4.6           -- Cash Collateral and Disbursement Agreement, dated as of
                            June 20, 1995, among TransTexas, the Indenture Trustee
                            and the Disbursement Agent (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated June 20,
                            1995, and incorporated herein by reference).
           4.7           -- Pledge and Security Agreement dated as of September 19,
                            1996, between TransAmerican Exploration Corporation and
                            Fleet National Bank (previously filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended October 31,
                            1996, and incorporated herein by reference).
           4.8           -- Registration Rights Agreement dated as of September 19,
                            1996, by and among TransTexas, TransAmerican,
                            TransAmerican Exploration Corporation and Fleet National
                            Bank (filed as an exhibit to TransTexas' Form 10-Q for
                            the quarter ended October 31, 1996, and incorporated
                            herein by reference).
           4.9           -- Pledge Agreement dated as of February 23, 1995, between
                            TEC and First Fidelity Bank, National Association, as
                            Trustee (filed as an exhibit to Post-Effective Amendment
                            No. 5 to TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.10          -- Pledge Agreement dated as of February 23, 1995, between
                            TARC and First Fidelity Bank, National Association, as
                            Trustee (filed as an exhibit to Post-Effective Amendment
                            No. 5 to TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           4.11          -- Registration Rights Agreement dated as of February 23,
                            1995, among TransTexas, TARC and TEC (filed as an exhibit
                            to Post-Effective Amendment No. 5 to the Company's
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.12          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and Halliburton Company (filed
                            as an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.13          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and RECO Industries, Inc.
                            (filed as an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.14          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and Frito-Lay, Inc. (filed as
                            an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.15          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and EM Sector Holdings, Inc.
                            (filed as an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.16          -- Stock Pledge Agreement dated January 27, 1995, between
                            TransAmerican and ITT Commercial Corp. (filed as an
                            exhibit to Post-Effective Amendment No. 5 to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.17          -- Registration Rights Agreement dated January 27, 1995,
                            among TransAmerican, TransTexas and ITT Commercial
                            Finance Corp. (filed as an exhibit to Post-Effective
                            Amendment No. 5 to TransTexas' Registration Statement on
                            Form S-3 (33-91494), and incorporated herein by
                            reference).
           4.18          -- Note Purchase Agreement dated December 13, 1996 between
                            TransTexas and the Purchasers of 13 1/4% Series A Senior
                            Subordinated Notes due 2003 (filed as an exhibit to
                            Post-Effective Amendment No. 5 to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.19          -- Indenture dated December 13, 1996 between TransTexas and
                            Bank One, Columbus, NA, as Trustee (filed as an exhibit
                            to Post-Effective Amendment No. 5 to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.20          -- Registration Rights Agreement dated December 13, 1996
                            between TransTexas and each of the Purchasers of the
                            Subordinated Notes (filed as an exhibit to Post-
                            Effective Amendment No. 5 to TransTexas' Registration
                            Statement on Form S-3 (33-91494), and incorporated herein
                            by reference).
           4.21          -- First Supplemental Indenture dated May 29, 1997 by and
                            among TransTexas, TTC and Firstar Bank of Minnesota,
                            N.A., as trustee (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated May 29, 1997, and
                            incorporated herein by reference).
           4.22          -- Second Supplemental Indenture dated June 13, 1997 between
                            TransTexas, as issuer, and Firstar Bank of Minnesota,
                            N.A., as trustee (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated June 13, 1997, and
                            incorporated herein by reference).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           4.23          -- Indenture dated June 13, 1997 governing TransTexas'
                            Senior Subordinated Notes due 2001 between TransTexas, as
                            issuer, and Bank One, N.A., as trustee (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-4
                            (333-33803), and incorporated herein by reference).
           4.24          -- Registration Rights Agreement dated June 13, 1997 between
                            TransTexas and the holders of TransTexas' Senior
                            Subordinated Notes due 2001 (filed as an exhibit
                            TransTexas' Registration Statement on Form S-4
                            (333-33803), and incorporated herein by reference).
           4.25          -- Loan Agreement dated June 13, 1997 between TransTexas and
                            TEC (filed as an exhibit to TransTexas' current report on
                            Form 8-K dated June 13, 1997, and incorporated herein by
                            reference).
           4.26          -- Security and Pledge Agreement dated June 13, 1997 by
                            TransTexas in favor of TEC (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated June 13,
                            1997, and incorporated herein by reference).
           4.27          -- Disbursement Agreement dated June 13, 1997 among
                            TransTexas, TEC and Firstar Bank of Minnesota, as
                            disbursement agent and Trustee (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated June 13,
                            1997, and incorporated herein by reference).
           4.28          -- Forms of Mortgage dated June 13, 1997 between TransTexas and TransAmerican Energy Corporation, (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-4
                            (333-33803), and incorporated herein by reference).
           4.29          -- Intercreditor and Collateral Agency Agreement dated June
                            13, 1997 among Firstar Bank of Minnesota, TEC and
                            TransTexas (filed as an exhibit to TEC's Form 10-Q for
                            the quarter ended July 31, 1997, and incorporated herein
                            by reference).
           4.30          -- Registration Rights Agreement dated August 12, 1997, by and among TransTexas, Firstar Bank of Minnesota, N.A.,
                            TEC and TARC (filed as an exhibit to Post-Effective
                            Amendment No. 6 to TransTexas' Registration Statement on
                            Form S-4 (33-91494) and incorporated herein by
                            reference).
           4.31          -- First Supplemental Indenture dated as of September 2,
                            1997, between TransTexas, as issuer, and Bank One, N.A.,
                            as trustee (filed as an exhibit to TransTexas'
                            Registration Statement on Form S-4 (333-33803), and
                            incorporated herein by reference).
          *4.32          -- First Amendment to Loan Agreement dated December 30, 1997 between TransTexas and TEC.
          *4.33          -- First Amendment to Disbursement Agreement dated December
                            30, 1997 between TransTexas, TEC and Firstar Bank of
                            Minnesota, as disbursement agent and Trustee.
          10.1           -- Services Agreement dated August 24, 1993, by and among
                            TransTexas and TransAmerican (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated August 24,
                            1993, and incorporated herein by reference).
          10.2           -- Tax Allocation Agreement dated August 24, 1993, by and
                            among TransAmerican, TransTexas, and the other
                            subsidiaries of TransAmerican, as amended (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-1
                            (No. 33-75050), and incorporated herein by reference).
          10.3           -- Interruptible Gas Sales Terms and Conditions, between
                            TransTexas and TARC, as amended (filed as an exhibit to
                            TARC's Registration Statement on Form S-1 (No. 33-82200),
                            and incorporated herein by reference).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.4           -- Bank Group Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, and the Bank Group (filed as
                            an exhibit to TransTexas' current report on Form 8-K
                            dated August 24, 1993, and incorporated herein by
                            reference).
          10.5           -- Gas Purchase Agreement dated June 8, 1987, by and between
                            TransAmerican and The Coastal Corporation, as amended by
                            the Amendment to Gas Purchase Agreement dated February
                            13, 1990, by and between TransAmerican and Texcol Gas
                            Services, Inc., as successor to The Coastal Corporation
                            (filed as an exhibit to TransTexas' Registration
                            Statement on Form S-1 (No. 33-62740), and incorporated
                            herein by reference).
          10.6           -- Gas Purchase Agreement dated October 29, 1987, by and
                            between TransAmerican and The Coastal Corporation as
                            amended by the Amendment to Gas Purchase Agreement dated
                            February 13, 1990, by and between TransAmerican and
                            Texcol Gas Services, Inc., successor to The Coastal
                            Corporation (filed as an exhibit to TransTexas'
                            Registration Statement on Form S-1 (No. 33-62740), and
                            incorporated herein by reference).
          10.7           -- Gas Transportation Agreement dated the Effective Date (as therein defined), by and between TransAmerican and The
                            Coastal Corporation, as amended by the Amendment to Gas
                            Transportation Agreement dated February 13, 1990, by and
                            between TransAmerican and Texcol Gas Services, Inc.,
                            successor to The Coastal Corporation (filed as an exhibit
                            to TransTexas' Registration Statement on Form S-1 (No.
                            33-62740), and incorporated herein by reference).
          10.8           -- Firm Natural Gas Sales Agreement dated September 30,
                            1993, by and between TransTexas and Associated Natural
                            Gas, Inc. (filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended October 31, 1993, and incorporated
                            herein by reference).
          10.9           -- Form of Indemnification Agreement by and between
                            TransTexas and each of its directors (filed as an exhibit
                            to TransTexas' current report on Form 8-K dated August
                            24, 1993 and incorporated herein by reference).
          10.10          -- Gas Purchase Agreement dated November 1, 1985, between
                            TransAmerican and Washington Gas and Light Company,
                            Frederick Gas Company, Inc., and Shenandoah Gas Company
                            (filed as an exhibit to TransTexas' Registration
                            Statement on Form S-1 (No. 33-75050), and incorporated
                            herein by reference).
          10.11          -- Natural Gas Sales Agreement between TransTexas and
                            Associated Natural Gas, Inc. dated September 30, 1993
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended October 31, 1993, and incorporated herein
                            by reference).
          10.12          -- Amendment Extending Gas Purchase Agreement between
                            TransTexas and Washington Gas Light Company, Inc., and
                            Shenandoah Gas Company, as amended, dated November 1,
                            1993 (filed as an exhibit to TransTexas' Form 10-Q for
                            the quarter ended January 31, 1994, and incorporated
                            herein by reference).
          10.13          -- Agreement for Purchase of Production Payment between
                            TransTexas and Southern States Exploration, Inc. dated
                            April 1, 1994 (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1994, and
                            incorporated herein by reference).
          10.14          -- Assignment of Proceeds Production Payment between
                            TransTexas and Southern States Exploration, Inc. dated
                            April 1, 1994 (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1994, and
                            incorporated herein by reference).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.15          -- Transfer Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, TTC, and John R. Stanley
                            (filed as an exhibit to TransTexas' current report on
                            Form 8-K dated August 24, 1993, and incorporated herein
                            by reference).
          10.16          -- Amended and Restated Accounts Receivable Management and
                            Security Agreement between TransTexas and BNY Financial
                            Corporation (filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended October 31, 1995, and incorporated
                            herein by reference).
          10.17          -- Note Purchase Agreement, dated as of May 10, 1996, among
                            TransTexas, TCW Shared Opportunity Fund II, L.P. and
                            Jefferies & Company, Inc. (filed as an exhibit to the
                            Company's Form 10-Q for the quarter ended April 30, 1996,
                            and incorporated herein by reference).
          10.18          -- Master Swap Agreement, dated June 6, 1996, between
                            TransTexas and AIG Trading Corporation (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            April 30, 1996, and incorporated herein by reference).
          10.19          -- Purchase Agreement, dated January 30, 1996, between
                            TransTexas and Sunflower Energy Finance Company (filed as
                            an exhibit to TransTexas' Form 10-Q for the quarter ended
                            April 30, 1996, and incorporated herein by reference).
          10.20          -- Production Payment Conveyance, executed on January 30,
                            1996, from TransTexas to Sunflower Energy Finance Company
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended April 30, 1996, and incorporated herein by
                            reference).
          10.21          -- First Supplement to Purchase Agreement, dated as of
                            February 12, 1996, among TransTexas, Sunflower Energy
                            Finance Company and TCW Portfolio No. 1555 DR V
                            Sub-Custody Partnership, L.P. (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
          10.22          -- First Supplement to Production Payment Conveyance,
                            executed February 12, 1996, among TransTexas, Sunflower
                            Energy Finance Company and TCW Portfolio No. 1555 DR V
                            Sub-Custody Partnership, L.P. (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
          10.23          -- Purchase Agreement, dated May 14, 1996, among TransTexas,
                            TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
                            and Sunflower Energy Finance Company (filed as an exhibit
                            to TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
          10.24          -- Production Payment Conveyance, executed May 14, 1996,
                            from TransTexas to TCW Portfolio No. 1555 Dr V
                            Sub-Custody Partnership, L.P. and Sunflower Energy
                            Finance Company (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
          10.25          -- Employment Agreement between TransTexas and Richard
                            Bianchi dated August 12, 1996 (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended October 31,
                            1996, and incorporated herein by reference).
          10.26          -- Employment Agreement between TransTexas and Arnold
                            Brackenridge dated August 12, 1996 (filed as an exhibit
                            to TransTexas' Form 10-Q for the quarter ended October
                            31, 1996, and incorporated herein by reference).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.27          -- Stock Purchase Agreement dated as of May 29, 1997 by and between TransTexas and First Union Bank of Connecticut,
                            as trustee (filed as an exhibit to TransTexas' current
                            report on Form 8-K dated May 29, 1997, and incorporated
                            herein by reference.
          10.28          -- Interruptible Gas Transportation Agreement dated
                            Effective March 1, 1997 between TransTexas, as shipper,
                            and Lobo Pipeline Company, as transporter (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            July 31, 1997, and incorporated herein by reference).
          10.29          -- Intrastate Firm Gas Transportation Agreement dated
                            effective March 1, 1997 between TransTexas, as shipper,
                            and Lobo Pipeline Company, as transporter (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            July 31, 1997, and incorporated herein by reference).
          10.30          -- Master Services Contract dated May 30, 1997 between
                            Conoco Inc. and TransTexas (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended July 31,
                            1997, and incorporated herein by reference).
          10.31          -- Agreement for Services dated effective March 1, 1997
                            between Conoco Inc. and TransTexas (filed as an exhibit
                            to TransTexas' Form 10-Q for the quarter ended July 31,
                            1997, and incorporated herein by reference).
          10.32          -- Services Agreement dated June 13, 1997 among TNGC
                            Holdings Corporation, TransAmerican, TEC, TARC,
                            TransTexas and TTXD (filed as an exhibit to TransTexas'
                            Form 10-Q for the quarter ended July 31, 1997, and
                            incorporated herein by reference).
          10.33          -- Amendment No. 3 to Tax Allocation Agreement dated May 29,
                            1997 (filed as an exhibit to TransTexas' Form 10-Q for
                            the quarter ended July 31, 1997, and incorporated herein
                            by reference).
          10.34          -- Amendment No. 4 to Tax Allocation Agreement dated June
                            13, 1997 (filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended July 31, 1997, and incorporated
                            herein by reference).
          10.35          -- Amendment No. 2 to Transfer Agreement dated May 29, 1997
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended July 31, 1997, and incorporated herein by
                            reference).
          10.36          -- Amendment No. 3 to Transfer Agreement dated June 13, 1997
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended July 31, 1997, and incorporated herein by
                            reference).
          10.37          -- Second Amended and Restated Accounts Receivable
                            Management Agreement dated October 14, 1997 between
                            TransTexas and BNY Financial Corporation (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            October 31, 1997, and incorporated herein by reference).
         *10.38          -- Employment Agreement dated December 1, 1997 between
                            TransTexas and Arnold Brackenridge.
         *10.39          -- Employment Agreement Settlement dated April 28, 1998
                            between TransTexas and Richard Bianchi.
         *10.40          -- Severance Agreement dated November 21, 1997 between
                            TransTexas and Lee Muncy.
         *10.41          -- Purchase Agreement dated February 23, 1998 between
                            TransTexas and TCW.
         *10.42          -- Production Payment Conveyance dated February 23, 1998
                            between TransTexas and TCW.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         *21.1           -- Schedule of Subsidiaries of TransTexas.
         *23.1           -- Consent of Coopers & Lybrand L.L.P.
         *23.2           -- Consent of Netherland, Sewell & Associates, Inc
         *27.1           -- Financial Data Schedule

---------------

* filed herewith