Form 10-Q
period 1998-04-30
TRANSTEXAS GAS CORP
filed 1998-06-15
CIK 904977

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


                  For the Quarterly Period Ended April 30, 1998

                         Commission File Number 1-12204


                          ---------------------------


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


                          ---------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   ----

         The number of shares of common stock of the registrant outstanding on June 15, 1998 was 57,515,566.

================================================================================

                           TRANSTEXAS GAS CORPORATION

                                TABLE OF CONTENTS




                                                                                                             PAGE
                                                                                                             ----
                                                      PART I.
                                               FINANCIAL INFORMATION

Item 1.    Financial Statements:
              Report of Independent Accountants............................................................    2

              Condensed Consolidated Balance Sheet as of April 30, 1998 and January 31, 1998...............    3

              Condensed Consolidated Statement of Operations for the three months ended
                  April 30, 1998 and 1997..................................................................    4

              Condensed Consolidated Statement of Cash Flows for the three months ended
                  April 30, 1998 and 1997..................................................................    5

              Notes to Condensed Consolidated Financial Statements.........................................    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
               of Operations...............................................................................   14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................   19



                                                     PART II.
                                                 OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................   20

Item 6.    Exhibits and Reports on Form 8-K................................................................   20

Signature..................................................................................................   21


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of TransTexas Gas Corporation

     We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation as of April 30, 1998 and the related condensed consolidated statements of operations and cash flows for the three months ended April 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated April 30, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                     COOPERS & LYBRAND L.L.P.


Houston, Texas
June 10, 1998

                           TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                         APRIL 30,     JANUARY 31,
                                                                                           1998           1998
                                                                                        -----------    -----------

                                                 ASSETS
Current assets:
   Cash and cash equivalents ........................................................   $    49,627    $    38,502
   Accounts receivable ..............................................................        35,231         17,056
   Inventories ......................................................................        18,632         16,437
   Other current assets .............................................................         5,622         10,719
                                                                                        -----------    -----------
        Total current assets ........................................................       109,112         82,714
                                                                                        -----------    -----------

Property and equipment ..............................................................     1,459,946      1,418,293
Less accumulated depreciation, depletion and amortization ...........................       726,286        716,695
                                                                                        -----------    -----------

   Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $87,802 and $104,389 was excluded from
     amortization at April 30, 1998 and January 31, 1998, respectively ..............       733,660        701,598
                                                                                        -----------    -----------
Due from affiliates .................................................................         1,513          1,488
Other assets, net ...................................................................        29,942         30,835
                                                                                        -----------    -----------
                                                                                        $   874,227    $   816,635
                                                                                        ===========    ===========


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt .............................................   $     9,325    $    10,181
   Accounts payable .................................................................        55,159         52,075
   Accrued interest payable to affiliate ............................................        20,017          6,762
   Accrued liabilities ..............................................................        35,461         35,818
                                                                                        -----------    -----------
        Total current liabilities ...................................................       119,962        104,836
                                                                                        -----------    -----------

Long-term debt, less current maturities .............................................        21,589          9,199
Production payments, less current portion ...........................................        40,179          4,121
Notes payable to affiliate ..........................................................       490,336        486,991
Subordinated notes ..................................................................       115,815        115,815
Revolving credit agreement ..........................................................         7,935          7,917
Deferred income taxes ...............................................................        35,833         39,497
Payable to affiliates ...............................................................         3,002          3,002
Other liabilities ...................................................................        21,742         20,620

Commitments and contingencies (Note 3) ..............................................            --             --

Stockholders' equity:
   Common stock, $0.01 par value, authorized 100,000,000
    shares, issued and outstanding 57,515,566 shares ................................           740            740
   Additional paid-in capital .......................................................        26,834         26,834
   Retained earnings ................................................................       252,665        259,468
                                                                                        -----------    -----------
                                                                                            280,239        287,042
   Treasury stock, at cost, 16,484,434 shares .......................................      (262,405)      (262,405)
                                                                                        -----------    -----------
        Total stockholders' equity ..................................................        17,834         24,637
                                                                                        -----------    -----------
                                                                                        $   874,227    $   816,635
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

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)





                                                                          THREE MONTHS ENDED
                                                                               APRIL 30,
                                                                    ----------------------------
                                                                        1998            1997
                                                                    ------------    ------------
Revenues:
   Gas, condensate and natural gas liquids ......................   $     19,330    $     72,882
   Transportation ...............................................             --           9,291
   Gain on the sale of assets ...................................         12,327              --
   Other ........................................................          1,810             178
                                                                    ------------    ------------
     Total revenues .............................................         33,467          82,351
                                                                    ------------    ------------

Costs and expenses:
   Operating ....................................................          6,512          27,142
   Depreciation, depletion and amortization .....................         11,846          33,557
   General and administrative ...................................          5,645          15,140
   Taxes other than income taxes ................................            976           5,214
                                                                    ------------    ------------
     Total costs and expenses ...................................         24,979          81,053
                                                                    ------------    ------------
     Operating income ...........................................          8,488           1,298
                                                                    ------------    ------------

Other income (expense):
   Interest income ..............................................            574           1,694
   Interest expense, net ........................................        (19,529)        (25,358)
                                                                    ------------    ------------
     Total other income (expense) ...............................        (18,955)        (23,664)
                                                                    ------------    ------------
     Loss before income taxes ...................................        (10,467)        (22,366)
Income taxes (benefit) ..........................................         (3,664)         (7,828)
                                                                    ------------    ------------
     Net loss ...................................................   $     (6,803)   $    (14,538)
                                                                    ============    ============

Basic and diluted net loss per share ............................   $      (0.12)   $      (0.20)
                                                                    ============    ============

Weighted average number of shares outstanding for basic
   and diluted net loss per share ...............................     57,515,566      74,000,000
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

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                     APRIL 30,
                                                                              ----------------------
                                                                                1998          1997
                                                                              ---------    ---------

Operating activities:
   Net loss ...............................................................   $  (6,803)   $ (14,538)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
      Depreciation, depletion and amortization ............................      11,846       33,557
      Amortization of debt issue costs ....................................         831          706
      Accretion on subordinated notes .....................................          --        3,294
      Gain on the sale of assets ..........................................     (12,327)          --
      Deferred income taxes ...............................................      (3,664)       4,175
      Amortization of deferred revenue ....................................          --       (8,378)
      Changes in assets and liabilities:
        Accounts receivable ...............................................      (4,857)      48,333
        Receivable from affiliates ........................................          --         (649)
        Inventories .......................................................      (2,195)      (2,683)
        Other current assets ..............................................       5,097       11,235
        Accounts payable ..................................................      (2,568)      19,689
        Accrued interest payable to affiliate .............................      13,255           --
        Accrued liabilities ...............................................        (194)      17,123
        Transactions with affiliates, net .................................         (25)     (19,108)
        Other assets ......................................................          62          105
        Other liabilities .................................................         622         (824)
                                                                              ---------    ---------
           Net cash provided (used) by operating activities ...............        (920)      92,037
                                                                              ---------    ---------

Investing activities:
   Capital expenditures ...................................................     (61,359)    (104,001)
   Proceeds from the sale of assets .......................................      22,112           --
                                                                              ---------    ---------
           Net cash used by investing activities ..........................     (39,247)    (104,001)
                                                                              ---------    ---------

Financing activities:
   Issuance of production payments ........................................      39,100       20,977
   Principal payments on production payments ..............................      (2,705)      (9,471)
   Issuance of long-term debt .............................................      14,000        8,300
   Principal payments on long-term debt ...................................      (2,466)      (1,432)
   Issuance of note payable to affiliate ..................................       3,345           --
   Revolving credit agreement, net ........................................          18      (17,882)
   Debt issue costs .......................................................          --         (422)
                                                                              ---------    ---------
           Net cash provided by financing activities ......................      51,292           70
                                                                              ---------    ---------
           Increase (decrease) in cash and cash equivalents ...............      11,125      (11,894)
Beginning cash and cash equivalents .......................................      38,502       23,561
                                                                              ---------    ---------
Ending cash and cash equivalents ..........................................   $  49,627    $  11,667
                                                                              =========    =========

Noncash operating and investing activities:
   Accounts payable for property and equipment ............................   $  38,318    $  39,730
                                                                              =========    =========


     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 1.   GENERAL

      In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransTexas Gas Corporation ("TransTexas" or the "Company") as of April 30, 1998 and the results of its operations and cash flows for the interim periods ended April 30, 1998 and 1997. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in TransTexas' annual report on Form 10-K for the year ended January 31, 1998. Unless otherwise noted, the term "TransTexas" refers to TransTexas Gas Corporation and its subsidiaries. TransTexas is a subsidiary of TransAmerican Energy Corporation ("TEC"), which is a wholly owned subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican"). TransAmerican Refining Corporation ("TARC") is a wholly owned subsidiary of TEC.

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

      During the three months ended April 30, 1998, total capital expenditures were $61 million, including $7 million for lease acquisitions, $49 million for drilling and development and $5 million for TransTexas' gas gathering and pipeline system and other equipment and seismic acquisitions. Subject to cash availability, capital expenditures for fiscal 1999 are estimated to be approximately $188 million, which amount is in excess of projected cash flow from operations. A reduction in planned capital spending could result in less than anticipated cash flow from operations in fiscal 1999 and later years, which could have a material adverse effect on TransTexas. To finance its capital expenditure and working capital requirements, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales, including assets of its drilling services division, and financings which may include borrowings or production payments. TransTexas' debt covenants may limit its ability to obtain additional financing or to sell properties, and there is no assurance that adequate funds can be obtained on a timely basis from such sources.

      RECENTLY ISSUED PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this statement is not expected to have a material impact on TransTexas' financial statements.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in financial statements. This statement was adopted by TransTexas effective February 1, 1998. The adoption of this statement did not have a material impact on TransTexas' financial statements.

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


2.    GAIN ON THE SALE OF ASSETS

      On April 30, 1998, TransTexas sold its oilfield stimulation, cementing and coiled tubing equipment and related facilities to an unaffiliated third party for a sales price of $30 million, subject to post-closing adjustments. TransTexas recorded an $10.3 million pre-tax gain as a result of this sale.

      On May 26, 1998, TransTexas entered into an asset purchase agreement with an unaffiliated third party for the sale of its drilling rigs and related facilities for a sales price of $75 million to be paid in cash at closing. The closing, which is subject to several conditions, is expected to occur by the end of July 1998.

      TransTexas has also entered into a letter of intent to sell its remaining drilling services assets. There can be no assurance that a definitive agreement will be entered into.

      Additional adjustments to the Lobo Sale purchase price resulted in a pre-tax gain on the sale of assets of $2.0 million during the three months ended April 30, 1998.

3.    COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS

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

      FINKELSTEIN. On April 22, 1991, H. S. Finkelstein filed a suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiff and seeking damages and attorneys' fees in excess of $33.7 million. On November 18, 1993, the plaintiff added TransTexas as an additional defendant. The parties arbitrated this matter in January 1997. In May 1998, the arbitration panel awarded $13 million to plaintiff. TransTexas is evaluating its prospects for appeal.

      HEIN MINERALS. On April 3, 1998, Henry and Luz A. Hein Minerals, L.C. ("Hein") filed suit in the 49th Judicial District Court, Zapata County, Texas, against TransAmerican, TransTexas, TransTexas Transmission Corporation ("TTC") and Conoco, Inc. Plaintiff alleges that a 1990 mineral lease from plaintiffs to TransAmerican, comprising approximately 2,000 acres, was breached by failure to release certain acreage from the lease. Plaintiff alleges trespass, tortious interference, conversion, fraud, breach of fiduciary duty, breach of contract, conversion and slander of title, and claim damages including $10 per day per acre that was not released. TransTexas intends to vigorously defend against these claims.

      ZURICH. On May 5, 1998, The Home Insurance Company and Zurich Insurance Company filed suit against TransTexas in the United States District Court, Southern District of New York, to enforce a $10 million arbitration award relating to workers' compensation policies. TransTexas filed a motion to dismiss on June 4, 1998, and intends to vigorously defend this claim.

      GENERAL. The resolution in any reporting period of one or more of the foregoing matters in a manner adverse to TransTexas could have a material adverse effect on TransTexas' results of operations and cash flows for that period. TransTexas is also a named defendant in other ordinary course, routine litigation incidental to its business. Although the outcome of these other lawsuits cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position. As of April 30, 1998, the possible range of

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


estimated losses related to all of the aforementioned claims, in addition to the estimates accrued by TransTexas, is $0 to $20 million. Litigation expense, including legal fees, totaled approximately $0.1 million and $5 million for the three months ended April 30, 1998 and 1997, respectively.

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

      PRODUCTION PAYMENTS

      In April 1997, TransTexas sold to an unaffiliated third party a term overriding royalty in the form of a dollar-denominated production payment in certain of TransTexas' producing properties for net proceeds of $20 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum. As of April 30, 1998, the remaining outstanding balance was $2.1 million.

      In February 1998, TransTexas entered into a production payment drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $75 million. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. As of April 30, 1998, the outstanding balance on the production payment was $39.1 million.

      POTENTIAL TAX LIABILITY

      Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service (the "IRS") regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that such challenge would not be upheld. Under the Tax Allocation Agreement (defined below), TransTexas has agreed to pay an amount equal to any federal tax liability

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


(which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. As a member of the TNGC Consolidated Group (defined below), each of TransTexas, TEC and TARC will be severally liable for any tax liability resulting from the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1995 and 1994. At this time, it is not possible to predict the scope of the IRS' review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

      Based upon independent legal advice, TransTexas has determined that it will not report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that its position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican ("TNGC"), TransAmerican, TEC and TARC. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $250 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 8%) on the tax and penalties (if any). The Tax Allocation Agreement has been amended so that TransAmerican will become obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group, thus, may be required to pay the tax. TransTexas has reserved approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal tax liability that TransAmerican might not be able to pay. If TransTexas were required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

      TNGC, TransAmerican and its existing subsidiaries, including TARC, TEC and TransTexas, are parties to a tax allocation agreement, as amended (the "Tax Allocation Agreement"), the general terms of which require TransAmerican and all of its subsidiaries to file federal income tax returns as members of a consolidated group to the extent permitted by law. Filing on a consolidated basis allows income and tax of one member to be offset by losses and credits of another and allows deferral of certain intercompany gains; however, each member is severally liable for the consolidated federal income tax liability of the consolidated group.

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

      Under the Tax Allocation Agreement, each subsidiary's Allocable Share for each tax year will generally equal the amount of federal income tax it would have owed had it filed a separate federal income tax return for each year except that each subsidiary will be able to utilize net operating losses and credits of TransAmerican and the other members of the consolidated group effectively to defer payment of tax liabilities that it would have otherwise owed had it filed a separate federal income tax return. Each subsidiary will essentially pay the deferred taxes at the time TransAmerican (or the member whose losses or credits are utilized by such subsidiary) begins generating taxable income or tax. This will have the effect of deferring a portion of such subsidiary's tax liability to future years. The parties to the Tax Allocation Agreement amended such agreement in connection with the Lobo Sale to include additional affiliates as parties, and further amended the Tax Allocation Agreement in June 1997 to allocate to TransAmerican, as among the parties, any

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


tax liability associated with the Lobo Sale.

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

      TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions. As of April 30, 1998, TransTexas had paid $5.4 million of these franchise taxes and estimates that it will pay approximately $6.0 million during fiscal 1999.

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

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group.

      In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture may result in a "change of control" of TransTexas under the terms of the BNY Facility and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At April 30, 1998, TransTexas had approximately $36.2 million of indebtedness subject to such right of repayment or repurchase. In the event of a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations. A change of control or other event that results in deconsolidation of TransTexas and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes.

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

      DELIVERY COMMITMENTS

      TransTexas has entered into various contracts whereby TransTexas is required to deliver approximately 425 MMcf per day to specified delivery points. TransTexas will incur certain charges if it does not deliver specified quantities under the contracts. Such charges totaled $1.0 million during the three months ended April 30, 1998.

4.    OTHER CURRENT ASSETS

      The major components of other current assets are as follows (in thousands of dollars):



                                                      APRIL 30,      JANUARY 31,
                                                         1998           1998
                                                     ------------   ------------
Prepayments:
  Trade ..........................................   $      1,607   $      7,120
  Insurance ......................................          2,908          3,171
  Other ..........................................          1,107            428
                                                     ------------   ------------
                                                     $      5,622   $     10,719
                                                     ============   ============

5.  ACCRUED LIABILITIES

      The major components of accrued liabilities are as follows (in thousands of dollars):



                                                            APRIL 30,    JANUARY 31,
                                                              1998           1998
                                                          ------------   ------------

Royalties .............................................   $      6,272   $      7,171
Taxes other than income taxes .........................          4,925          2,562
Interest ..............................................          6,877          2,544

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


Payroll ...............................................        5,332        5,185
Litigation settlements and other ......................          453        1,387
Insurance .............................................        8,502        9,041
Other .................................................        3,100        7,928
                                                          ----------   ----------
                                                          $   35,461   $   35,818
                                                          ==========   ==========

6.  OTHER LIABILITIES

      The major components of other liabilities are as follows (in thousands of dollars):



                                                            APRIL 30,     JANUARY 31,
                                                              1998          1998
                                                          ------------   ------------

Litigation accrual ....................................   $     14,508   $     15,008
Other .................................................          7,234          5,612
                                                          ------------   ------------
                                                          $     21,742   $     20,620
                                                          ============   ============

7.    LITIGATION SETTLEMENTS

      ALAMEDA. On May 22, 1993, Alameda Corporation ("Alameda") sued TransAmerican in the 234th Judicial District Court, Harris County, Texas, claiming that TransAmerican failed to account to Alameda for a share of the proceeds TransAmerican received in a 1990 settlement of litigation with El Paso Natural Gas Company ("El Paso"), and that TransAmerican has been unjustly enriched by its failure to share such proceeds with Alameda. On September 20, 1995, the jury rendered a verdict in favor of TransAmerican. Alameda appealed to the Fourteenth Court of Appeals, which affirmed the trial court judgment in favor of TransAmerican. Alameda's motion for rehearing was denied and Alameda appealed to the Texas Supreme Court. The Texas Supreme Court refused to hear Alameda's appeal. Alameda filed a motion for rehearing which was denied by the Texas Supreme Court on May 21, 1998. The judgment in favor of TransAmerican is final.

      FINKELSTEIN. On April 15, 1990, H.S. Finkelstein filed suit against TransAmerican in the 49th Judicial District Court, Zapata County, Texas, alleging that TransAmerican failed to pay royalties and improperly marketed oil and gas produced from certain leases. On September 27, 1994, the plaintiff added TransTexas as an additional defendant. On January 6, 1995, a judgment against TransAmerican and TransTexas was entered for approximately $18 million in damages, interest and attorneys' fees. TransTexas and TransAmerican appealed the judgment to the Fourth Court of Appeals, San Antonio, Texas, which affirmed the judgment on April 3, 1996. TransTexas and TransAmerican filed a motion for rehearing. On August 14, 1996, the Fourth Court of Appeals reversed the trial court judgment and rendered judgment in favor of TransAmerican and TransTexas. On August 29, 1996, Finkelstein filed a motion for stay and a motion for rehearing with the court. On October 9, 1996, the court denied Finkelstein's motion for rehearing. In November 1996, Finkelstein filed an application for writ to proceed to with the Supreme Court of Texas. The Texas Supreme Court denied Finkelstein's application in March 1998. Finkelstein's motion for rehearing was also denied, and the Appellate Court judgment in favor of TransAmerican is now final.

8.    CREDIT AGREEMENT

      TransTexas and BNY Financial Corporation ("BNY") are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 14, 1997. As of April 30, 1998, outstanding advances under the BNY Facility totaled approximately $7.9 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory. The BNY Facility contains certain financial covenants including a limitation on net losses.

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)



9.    TRANSACTIONS WITH AFFILIATES

      On June 13, 1997, a services agreement was entered into among TransAmerican, TEC, TARC and TransTexas. Under the services agreement, TransTexas provides accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican will provide advisory services to TransTexas, TARC and TEC. TARC will pay to TransTexas approximately $300,000 per month for services rendered and for allocated expenses paid by TransTexas on behalf of TARC. TransAmerican will pay to TransTexas approximately $20,000 per month for such services. TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican. As of April 30, 1998, the receivable from TARC and TransAmerican for such services was $0.3 million.

      During fiscal year 1998, TEC made advances to TransTexas pursuant to promissory notes which mature on June 14, 2002. The notes bear interest in an amount equal to a fixed semi-annual interest payment of $2.8 million, prorated based upon the average outstanding balance of all notes (other than the note evidencing the TransTexas Intercompany Loan) between TransTexas and TEC and the average outstanding balance of all notes (other than the note evidencing the TARC Intercompany Loan) between TARC and TEC. During the three months ended April 30, 1998, TEC advanced $3.3 million to TransTexas under these notes.
On April 30, 1998, the outstanding balance of these notes was $40.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of TransTexas included elsewhere in this report.

RESULTS OF OPERATIONS

      GENERAL

      TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate and NGLs. The profitability of TransTexas also depends on its ability to minimize finding and lifting costs and maintain its reserve base while maximizing production. On May 29, 1997, TransTexas consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for an adjusted sales price of approximately $1.1 billion. Accordingly, TransTexas' reported results for the three months ended April 30, 1998 reflect the effects of reduced sales volumes as a result of the Lobo Sale.

      TransTexas' operating data for the three months ended April 30, 1998 and 1997, is as follows:




                                                                THREE MONTHS ENDED
                                                                    APRIL 30,
                                                          ----------------------------
                                                              1998            1997
                                                          ------------    ------------
Sales volumes:
  Gas (Bcf) (1) .......................................            7.8            35.4
  NGLs (MMgal) ........................................            2.0            47.4
  Condensate (MBbls) ..................................             72             275
Average prices:
  Gas (dry)  (per Mcf)(2) .............................   $       2.18    $       1.67
  NGLs (per gallon) ...................................            .23             .30
  Condensate and oil (per Bbl) ........................          13.51           20.08
Number of gross wells drilled .........................             13              29
Percentage of wells completed .........................             69%             72%

-------------------------
(1) Sales volumes for the three months ended April 30, 1997 include 7.2 Bcf delivered pursuant to volumetric production payments.
(2) Average prices for the three months ended April 30, 1997 include amounts delivered under volumetric production payments. The average gas price for TransTexas' undedicated production for this period was $1.80 per Mcf. Gas prices do not include the effect of hedging agreements.

      A summary of TransTexas' operating expenses is set forth below (in millions of dollars):



                                                            THREE MONTHS ENDED
                                                                 APRIL 30,
                                                          ---------------------
                                                             1998       1997
                                                          ---------   ---------
Operating costs and expenses:
    Lease .............................................   $     3.2   $     7.9
    Pipeline and gathering ............................         2.6         8.2
    Natural gas liquids ...............................          --        10.9
    Drilling services .................................         0.7         0.1
                                                          ---------   ---------
                                                                6.5        27.1
Taxes other than income taxes (1) .....................         1.0         5.2
                                                          ---------   ---------
    Total .............................................   $     7.5   $    32.3
                                                          =========   =========

-----------------------------

(1) Taxes other than income taxes include severance, property and other taxes.

      TransTexas' average depletion rates have been as follows:



                                                            THREE MONTHS ENDED
                                                                APRIL 30,
                                                          ---------------------
                                                             1998        1997
                                                          ---------   ---------

Depletion rates (per Mcfe) ............................   $    1.32   $    1.05
                                                          =========   =========



      THREE MONTHS ENDED APRIL 30, 1998, COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1997

      Gas, condensate and NGL revenues for the three months ended April 30, 1998 decreased $53.6 million from the prior period, due primarily to decreases in gas, condensate and NGLs sales volumes attributable to the divestiture of producing properties as a result of the Lobo Sale. The average monthly prices received per Mcf of gas ranged from $2.10 to $2.35 in the three months ended April 30, 1998, compared to a range of $1.49 to $2.29, excluding amounts dedicated to volumetric production payments, in the prior period. As of April 30, 1998, TransTexas had a total of 118 producing wells compared to 872 producing wells at April 30, 1997. Transportation revenues decreased $9.3 million over the prior period due primarily to the divestiture of the pipeline system as a result of the Lobo Sale. Drilling services revenues increased by $0.9 million for the three months ended April 30, 1998, due primarily to an increase in services provided to third parties. For the three months ended April 30, 1998, TransTexas recognized a pre-tax gain of $10.3 million on the sale of certain drilling services division assets and a pre-tax gain of $2.0 million due to post-closing adjustments to the Lobo Sale purchase price.

      Lease operating expenses for the quarter ended April 30, 1998 decreased by $4.7 million from the prior period due primarily to the Lobo Sale and the resulting decrease in the number of producing wells. Pipeline and gathering expenses decreased $5.6 million from the prior period due primarily to the divestiture of the pipeline system, offset partially by an increase of $1.0 million attributable to contractual transportation charges. NGL costs decreased by $10.9 million from the prior period primarily due to the Lobo Sale and the resulting decrease in the volumes of natural gas processed. Drilling service expenses for the three months ended April 30, 1998 increased $0.6 million primarily due to increased costs related to providing services to the new operator of the Lobo Trend properties. Depreciation, depletion and amortization expense for the three months ended April 30, 1998 decreased $21.7 million due to the Lobo Sale and the resulting decrease in TransTexas' undedicated natural gas production, partially offset by a $0.27 increase in the depletion rate. General and administrative expenses decreased by $9.5 million primarily as a result of a decrease in litigation expense. Taxes other than income taxes decreased by $4.2 million over the prior period due primarily to decreases in ad valorem, severance and excise taxes associated with the Lobo Sale and resulting decrease in the number of producing wells.

      Interest income for the three months ended April 30, 1998 decreased by $1.1 million as compared to the prior period due to lower cash balances available for investment. TransTexas does not expect to earn significant interest income during fiscal year 1999. Interest expense decreased by $5.8 million primarily as a result of the retirement of the Senior Secured Notes in June 1997.

LIQUIDITY AND CAPITAL RESOURCES

       Cash flow from operating activities for the three months ended April 30, 1998 decreased by $93.0 million from the prior period due primarily to the reduction in the level of TransTexas' operations since the Lobo Sale in May 1997. Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas. TransTexas from time to time enters into commodity price swap agreements to reduce its exposure to price risk in the spot market for natural gas. Proceeds from natural gas sales are received at approximately the same time that production-related burdens, such as royalties, production taxes and drilling program obligations, are payable.

      TransTexas makes substantial capital expenditures for the acquisition, exploration, development and production of gas and oil properties. TransTexas historically has financed its capital expenditures, debt service and working capital requirements from cash flow from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, an accounts receivable revolving credit facility and other financings.

      For the three months ended April 30, 1998, total capital expenditures were $61 million, including $7 million for lease acquisitions, $49 million for drilling and development and $5 million for TransTexas' gas gathering and pipeline system and other equipment and seismic acquisitions. Subject to cash availability, capital expenditures for fiscal year 1999 are estimated to be approximately $188 million, which amount is in excess of projected cash flow from operations for fiscal year 1999. A reduction in planned capital spending could result in less than anticipated cash flow from operations in fiscal year 1999 and future years which could have a material adverse effect on TransTexas. To finance these capital expenditure requirements and reduce its working capital deficit, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales, including assets of its drilling services division, and financings which may include borrowings or production payments. TransTexas' debt covenants may limit its ability to obtain additional financings or to sell properties, and there is no assurance that adequate funds can be obtained on a timely basis from such sources.

      Cash flow provided by financing activities for the three months ended April 30, 1998 increased by $51.2 million due primarily to the issuance of a production payment in February 1998 and the issuance of long-term debt related to equipment financing.

      In March 1998, TransTexas executed an amended and restated note in the principal amount of approximately $14.9 million consolidating equipment financing debt previously incurred. Concurrently, TransTexas incurred an additional $14 million in equipment financing debt, evidenced by a promissory note. Both notes are secured by a lien on the equipment financed. The notes bear interest at a rate of 13.87%, payable in monthly installments with a final installment due on April 1, 2001.

      In February 1998, TransTexas entered into a production payment drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $75 million. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. As of April 30, 1998, the outstanding balance on the production payment was $39.1 million.

      As of April 30, 1998, TEC has advanced an aggregate of approximately $40 million to TransTexas pursuant to promissory notes which mature on June 14, 2002. The notes bear interest in an amount equal to a fixed semi-annual interest payment of $2.8 million, prorated based on the average outstanding balance of all notes (other than the note evidencing the TransTexas Intercompany Loan) between TransTexas and TEC and the average outstanding balance of all notes (other than the note evidencing the TARC Intercompany Loan) between TARC and TEC.

      TransTexas and BNY Financial Corporation are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 14, 1997. As of April 30, 1998, outstanding advances under the BNY Facility totaled approximately $7.9 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory.

      Subsequent to the Lobo Sale, TransTexas' exploration and production activities are no longer concentrated in the Laredo, Texas area nor are they comparable to those historically conducted. Therefore, the utilization of a centrally located drilling services operation in Laredo is no longer as efficient or cost effective. In April 1998, TransTexas sold its oilfield stimulation, cementing and coiled tubing equipment and related facilities for a sales price of $30 million, subject to post-closing adjustments. In May 1998, TransTexas entered into an agreement to sell its drilling rigs and related assets for a sales price of $75 million. This sale is expected to close in July 1998, subject to certain conditions. TransTexas has also entered into a letter of intent to sell its remaining drilling services assets.

There can be no assurance that a definitive agreement will be entered into. TransTexas expects that its future general and administrative expenses and operating expenses will be reduced as a result of these sales.

      CONTINGENT LIABILITIES

      TransTexas has significant contingent liabilities, including liabilities with respect to the litigation matters described in Note 3 of Notes to Condensed Consolidated Financial Statements. These matters, individually and in the aggregate, amount to significant potential liability which, if adjudicated in a manner adverse to TransTexas in one reporting period, could have a material adverse effect on TransTexas' cash flows or results of operations for that period.

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

      TransTexas has entered into various contracts whereby TransTexas is required to deliver approximately 425 MMcf per day to specified delivery points. TransTexas will incur certain charges if it does not deliver specified quantities under the contracts. Such charges totaled $1.0 million during the three months ended April 30, 1998.

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

      Based upon independent legal advice, TransTexas has determined that it will not report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that its position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $250 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 8%) on the tax and penalties (if any). The Tax Allocation Agreement has been amended so that TransAmerican will become obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group, thus, may be required to pay the tax. TransTexas has reserved approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal tax liability that TransAmerican might not be able to pay. If TransTexas were required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

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

      TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions. As of April 30, 1998, TransTexas had paid approximately $5.4 million of such tax and estimates that approximately $6 million will be paid in fiscal year 1999.

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

      In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the TEC Notes Indenture or the Subordinated Notes Indenture may result in a "change of control" of TransTexas under the terms of the BNY Facility and certain equipment financing. Such an occurrence could create an obligation for TransTexas to repay such other indebtedness. At April 30, 1998, TransTexas had approximately $36.2 million of indebtedness subject to such right of repayment or repurchase. In the event of a Change of Control under the Subordinated Notes Indenture or the TEC Notes Indenture or a "change of control" under the terms of other outstanding indebtedness, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations. A change of control or other event that results in deconsolidation of TransTexas and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           See Notes 3 and 7 to the condensed consolidated financial statements for a discussion of TransTexas' legal proceedings.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS:

       15.1 -- Letter of Independent Accountants regarding awareness of incorporation by reference.

       27.1 -- Financial Data Schedule

(b)    REPORTS ON FORM 8-K

       There were no reports on Form 8-K filed during the three months ended April 30, 1998.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             TRANSTEXAS GAS CORPORATION
                                                     (Registrant)





                                             By: /s/ Ed Donahue
                                                --------------------------------
                                                 Ed Donahue, Vice President
                                                 and Chief Financial Officer


June 15, 1998

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER                                    EXHIBIT
--------                                  -------
15.1      Letter of Independent Accountants regarding awareness of incorporation by reference.

27.1      Financial Data Schedule