Form 10-Q
period 1998-07-31
TRANSTEXAS GAS CORP
filed 1998-09-14
CIK 904977

===============================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended July 31, 1998

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

         The number of shares of common stock of the registrant outstanding on September 14, 1998 was 57,515,566.



===============================================================================

                           TRANSTEXAS GAS CORPORATION

                                TABLE OF CONTENTS



                                                                                                               PAGE
                                                     PART I.
                                             FINANCIAL INFORMATION

Item 1.    Financial Statements:

              Report of Independent Accountants............................................................    2

              Condensed Consolidated Balance Sheet as of July 31, 1998 and January 31, 1998................    3

              Condensed Consolidated Statement of Operations for the three and six months ended
                  July 31, 1998 and 1997...................................................................    4

              Condensed Consolidated Statement of Cash Flows for the six months ended
                  July 31, 1998 and 1997...................................................................    5

              Notes to Condensed Consolidated Financial Statements.........................................    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
               of Operations...............................................................................   13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................   19



                                                     PART II.
                                                 OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................   20

Item 4.    Submission of Matters to a Vote of Security Holders.............................................   20

Item 6.    Exhibits and Reports on Form 8-K................................................................   20

Signature..................................................................................................   21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of TransTexas Gas Corporation

     We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation as of July 31, 1998 and the related condensed consolidated statements of operations for the three and six months ended July 31, 1998 and 1997 and the cash flows for the six months ended July 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



                                         PricewaterhouseCoopers LLP


Houston, Texas
September 14, 1998

                           TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  JULY 31,       JANUARY 31,
                                                                                   1998             1998
                                                                               ------------     ------------
                                  ASSETS
Current assets:
   Cash and cash equivalents................................................   $     16,090     $     38,502
   Accounts receivable......................................................         15,989           17,056
   Inventories..............................................................         15,153           16,437
   Other current assets.....................................................          5,659           10,719
                                                                               ------------     ------------
        Total current assets................................................         52,891           82,714
                                                                               ------------     ------------

Property and equipment......................................................      1,480,684        1,418,293
Less accumulated depreciation, depletion and amortization...................        741,072          716,695
                                                                               ------------     ------------

   Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $66,563 and $104,389 was excluded from amortization at July 31, 1998 and January 31, 1998,
     respectively...........................................................        739,612          701,598
                                                                               ------------     ------------
Due from affiliates.........................................................          5,983            1,488
Other assets, net...........................................................         27,901           30,835
                                                                               ------------     ------------
                                                                               $    826,387     $    816,635
                                                                               ============     ============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt.....................................   $        614     $     10,181
   Accounts payable.........................................................         49,994           52,075
   Accrued interest payable to affiliate....................................          6,790            6,762
   Accrued liabilities......................................................         39,393           35,818
                                                                               ------------     ------------
        Total current liabilities...........................................         96,791          104,836
                                                                               ------------     ------------

Long-term debt, less current maturities.....................................          2,986            9,199
Production payments, less current portion...................................         49,582            4,121
Notes payable to affiliate..................................................        479,733          486,991
Subordinated notes..........................................................        115,815          115,815
Revolving credit agreement..................................................          7,209            7,917
Deferred income taxes.......................................................         35,399           39,497
Payable to affiliates.......................................................          3,002            3,002
Other liabilities...........................................................         18,842           20,620

Commitments and contingencies (Note 3)......................................          --               --

Stockholders' equity:
   Common stock, $0.01 par value, authorized 100,000,000
    shares, issued and outstanding 57,515,566 shares........................            740              740
   Additional paid-in capital...............................................         26,834           26,834
   Retained earnings........................................................        251,859          259,468
                                                                               ------------     ------------
                                                                                    279,433          287,042
   Treasury stock, at cost, 16,484,434 shares...............................       (262,405)        (262,405)
                                                                               ------------     ------------
           Total stockholders' equity.......................................         17,028           24,637
                                                                               ------------     ------------
                                                                               $    826,387     $    816,635
                                                                               ============     ============


     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JULY 31,                           JULY 31,
                                                     ------------------------------      ------------------------------
                                                          1998              1997              1998              1997
                                                     ------------      ------------      ------------      ------------
Revenues:
   Gas, condensate and natural gas liquids .....     $     20,538      $     39,288      $     39,868      $    112,170
   Transportation ..............................               --             2,764                --            12,055
   Gain on the sale of assets ..................           47,693           532,929            60,020           532,929
   Other .......................................            3,208               439             5,018               617
                                                     ------------      ------------      ------------      ------------
     Total revenues ............................           71,439           575,420           104,906           657,771
                                                     ------------      ------------      ------------      ------------

Costs and expenses:
   Operating ...................................            6,061            11,683            12,573            38,825
   Depreciation, depletion and amortization ....           13,870            20,415            25,716            53,972
   General and administrative ..................            6,132             9,383            11,777            24,523
   Taxes other than income taxes ...............            2,474             2,514             3,450             7,728
   Impairment loss .............................           21,843                --            21,843                --
                                                     ------------      ------------      ------------      ------------
     Total costs and expenses ..................           50,380            43,995            75,359           125,048
                                                     ------------      ------------      ------------      ------------
     Operating income ..........................           21,059           531,425            29,547           532,723
                                                     ------------      ------------      ------------      ------------

Other income (expense):
   Interest income .............................              453             5,593             1,027             7,287
   Interest expense, net .......................          (20,995)          (21,845)          (40,524)          (47,203)
                                                     ------------      ------------      ------------      ------------
     Total other income (expense) ..............          (20,542)          (16,252)          (39,497)          (39,916)
                                                     ------------      ------------      ------------      ------------
     Income (loss) before income taxes .........              517           515,173            (9,950)          492,807
Income taxes (benefit) .........................              181           180,311            (3,483)          172,483
                                                     ------------      ------------      ------------      ------------
     Net income before extraordinary item ......              336           334,862            (6,467)          320,324
Extraordinary item - early extinguishment
     of debt (net of income tax benefit) .......           (1,142)          (72,117)           (1,142)          (72,117)
                                                     ------------      ------------      ------------      ------------
     Net income (loss)..........................     $       (806)     $    262,745      $     (7,609)     $    248,207
                                                     ============      ============      ============      ============

Basic and diluted net income (loss) per share:
     Income (loss) before extraordinary item ...     $       0.01      $       4.60      $      (0.11)     $       4.36
     Extraordinary item ........................            (0.02)            (0.99)            (0.02)            (0.98)
                                                     ------------      ------------      ------------      ------------
       Basic and diluted net income (loss)
         per share .............................     $      (0.01)     $       3.61      $      (0.13)     $       3.38
                                                     ============      ============      ============      ============

Weighted average number of shares outstanding
  for basic and diluted net income (loss)
  per share ....................................       57,515,566        72,832,632        57,515,566        73,406,642
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

                           TRANSTEXAS GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                        JULY 31,
                                                                             ----------------------------
                                                                                 1998             1997
                                                                             ----------        ----------
Operating activities:
   Net income (loss) ...................................................     $    (7,609)     $   248,207
   Adjustments to reconcile net income to net cash used by operating activities:
     Extraordinary item ................................................           1,142           72,117
     Depreciation, depletion and amortization ..........................          25,716           53,972
     Impairment loss ...................................................          21,843              --
     Amortization of debt issue costs ..................................           2,880            1,348
     Accretion on subordinated notes ...................................             --             4,941
     Gain on the sale of assets ........................................         (60,020)        (532,929)
     Deferred income taxes .............................................          (3,481)         172,483
     Repayment of volumetric production payments .......................             --           (45,134)
     Amortization of deferred revenue ..................................             --            (9,420)
     Changes in assets and liabilities:
        Accounts receivable ............................................           1,067           47,383
        Receivable from affiliates .....................................             --              (914)
        Inventories ....................................................           1,284           (2,621)
        Other current assets ...........................................           5,060            5,627
        Accounts payable ...............................................          (4,161)          16,640
        Accrued interest payable to affiliate ..........................              28              --
        Accrued liabilities ............................................           6,093          (44,603)
        Accounts receivable from affiliates ............................          (4,497)          (1,898)
        Other assets ...................................................             197               54
        Other liabilities ..............................................          (6,064)           1,867
                                                                             -----------      -----------
            Net cash used by operating activities ......................         (20,522)         (12,880)
                                                                             -----------      -----------

Investing activities:
   Capital expenditures ................................................        (128,393)        (235,996)
   Proceeds from the sale of assets ....................................         104,920        1,030,032
   Advances to affiliates ..............................................             --           (13,304)
   Payment of advances by affiliate ....................................             --            56,354
   Withdrawals from cash restricted for interest .......................             --            46,000
   Increase in cash restricted for share repurchases ...................             --          (399,284)
   Withdrawals from cash restricted for share repurchases ..............             --            49,599
                                                                             -----------      -----------
            Net cash provided (used) by investing activities ...........         (23,473)         533,401
                                                                             -----------      -----------

Financing activities:
   Issuance of production payments .....................................          52,214           20,977
   Principal payments on production payments ...........................          (4,985)         (23,909)
   Issuance of note payable to TEC .....................................          11,948          450,000
   Principal payment on note payable to TEC ............................         (19,206)             --
   Issuance of long-term debt ..........................................          15,500           14,946
   Principal payments on long-term debt ................................         (33,037)          (5,428)
   Revolving credit agreement, net .....................................            (708)         (20,019)
   Debt issue costs ....................................................            (143)            (771)
   Retirement of senior secured notes ..................................             --          (892,000)
   Purchases of treasury stock .........................................             --           (49,599)
                                                                             -----------      -----------
            Net cash provided (used) by financing activities ...........          21,583         (505,803)
                                                                             -----------      -----------
            Increase (decrease) in cash and cash equivalents ...........         (22,412)          14,718
Beginning cash and cash equivalents ....................................          38,502           23,561
                                                                             -----------      -----------
Ending cash and cash equivalents .......................................     $    16,090      $    38,279
                                                                             ===========      ===========

Noncash operating and investing activities:
   Accounts payable for property and equipment .........................     $    29,194      $    27,709
   Exchange of Subordinated Notes ......................................             --           115,815
   Deferred financing costs from affiliates ............................             --             2,228

See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    GENERAL

      In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransTexas Gas Corporation ("TransTexas" or the "Company") as of July 31, 1998 and the results of its operations and cash flows for the interim periods ended July 31, 1998 and 1997. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in TransTexas' annual report on Form 10-K for the year ended January 31, 1998. Unless otherwise noted, the term "TransTexas" refers to TransTexas Gas Corporation and its subsidiaries. TransTexas is a subsidiary of TransAmerican Energy Corporation ("TEC"), which is a wholly owned subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican"). TransAmerican Refining Corporation ("TARC") is a wholly owned subsidiary of TEC.

      LIQUIDITY

      Cash flow from operations is sensitive to the level of capital expenditures and the prices TransTexas receives for its natural gas. TransTexas makes substantial capital expenditures for the exploration and development of natural gas reserves. TransTexas historically has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, an accounts receivable revolving credit facility and other financings.

     During the six months ended July 31, 1998, total capital expenditures were $128 million, including $12 million for lease acquisitions, $107 million for drilling and development, and $9 million for gas gathering, other equipment and seismic acquisitions. Subject to cash availability, capital expenditures for fiscal 1999 are estimated to be approximately $177 million, which is in excess of projected cash flow from operations. A reduction in planned capital spending could result in less than anticipated cash flow from operations in fiscal 1999 and later years, which could have a material adverse effect on TransTexas. To finance its capital expenditure and working capital requirements, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales and financings which may include borrowings or production payments. TransTexas' debt covenants may limit its ability to obtain additional financing or to sell properties, and there is no assurance that adequate funds can be obtained on a timely basis from such sources.

2.    GAIN ON THE SALE OF ASSETS

      On April 30, 1998, TransTexas sold its oilfield stimulation, cementing and coiled tubing equipment and related facilities to an unaffiliated third party for a sales price of $30 million, subject to post-closing adjustments. For the six months ended July 31, 1998, TransTexas recorded a $10.7 million pre-tax gain as a result of this sale. During the three months ended July 31, 1998, TransTexas recorded post-closing adjustments of $0.4 million thereby increasing the pre-tax gain.

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


      On June 26, 1998, TransTexas sold its drilling rigs and related facilities to an unaffiliated third party for a sales price of $75 million. TransTexas recorded a pre-tax gain of $51.9 million as a result of this sale.

      On August 17, 1998, TransTexas sold its remaining drilling services assets to an unaffiliated third party for a sales price of $20.5 million.

      Additional adjustments to the Lobo Sale purchase price resulted in a pre-tax loss on the sale of assets of $4.6 million and $2.6 million during the three and six months ended July 31, 1998, respectively.

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

      FINKELSTEIN. On April 22, 1991, H. S. Finkelstein filed a suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiff and seeking damages and attorneys' fees in excess of $33.7 million. On November 18, 1993, the plaintiff added TransTexas as an additional defendant. The parties arbitrated this matter in January 1997. In May 1998, the arbitration panel awarded $13 million to plaintiff, and plaintiff subsequently obtained a judgment against TransTexas for the awarded amount. Pursuant to a settlement agreement, TransTexas will pay the amount awarded over a 24-month period. If payments are not made, plaintiff will have the right to enforce its judgment.

      HEIN MINERALS. On April 3, 1998, Henry and Luz A. Hein Minerals, L.C. ("Hein") filed suit in the 49th Judicial District Court, Zapata County, Texas, against TransAmerican, TransTexas, TransTexas Transmission Corporation ("TTC") and Conoco, Inc. Plaintiff alleges that a 1990 mineral lease from plaintiffs to TransAmerican, comprising approximately 2,000 acres, was breached by failure to release certain acreage from the lease. Plaintiff alleges trespass, tortious interference, conversion, fraud, breach of fiduciary duty, breach of contract, conversion and slander of title, and claim damages including $10 per day per acre that was not released. In May 1998, TransTexas filed a motion to transfer venue. TransTexas intends to vigorously defend against these claims.

      ZURICH. On May 5, 1998, The Home Insurance Company and Zurich Insurance Company filed suit against TransTexas in the United States District Court, Southern District of New York, to enforce an arbitration award of approximately $7.25 million relating to workers' compensation policies. TransTexas filed a motion to dismiss on June 4, 1998, and intends to vigorously defend this claim.

     GENERAL. The resolution in any reporting period of one or more of the foregoing matters in a manner adverse to TransTexas could have a material adverse effect on TransTexas' results of operations and cash flows for that period. TransTexas is also a named defendant in other ordinary course, routine litigation incidental to its business. Although the outcome of these other lawsuits cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position. As of July 31, 1998, management's estimate of the range of loss related to all of the aforementioned claims, in addition to the estimates accrued by TransTexas, is $0 to $20 million. Litigation expense, including legal fees, totaled approximately $0.9 million and $4.3 million for the three months ended
July 31, 1998 and 1997, respectively, and approximately $1.0 million and $9.4 million for the six months ended July 31, 1998 and 1997, respectively.

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

      PRODUCTION PAYMENTS

      In April 1997, TransTexas sold to an unaffiliated third party a term overriding royalty in the form of a dollar-denominated production payment in certain of TransTexas' producing properties for net proceeds of $20 million. The production payment called for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum. As of July 31, 1998, the production payment had been paid in full.

     In February 1998, TransTexas entered into a production payment drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $75 million. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. As of July 31, 1998, the outstanding balance of the production payment was $51.4 million.

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

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


     Based in part upon independent legal advice, TransTexas has taken the position that it will not incur any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that its position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican ("TNGC"), TransAmerican, TEC and TARC. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $250 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 8%) on the tax and penalties (if any). The Tax Allocation Agreement provides that TransAmerican will be obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group may be required to pay the tax. TransTexas has reserved approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal tax liability that TransAmerican might not be able to pay. If TransTexas were required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

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

      The Tax Allocation Agreement requires each of TransAmerican's subsidiaries to pay to TransAmerican each year its allocable share of the federal income tax liabilities of the consolidated group ("Allocable Share"). The Tax Allocation Agreement provides for a reallocation of the group's consolidated federal income tax liabilities among the members if the IRS or the courts ultimately redetermine the group's regular tax or alternative minimum tax liability. In the event of an IRS audit or examination, the Tax Allocation Agreement generally gives TransAmerican the authority to compromise or settle disputes and to control litigation, subject to the approval of TARC, TEC or TransTexas, as the case may be, where such compromise or settlement affects the determination of the separate tax liability of that company.

      Under the Tax Allocation Agreement, each subsidiary's Allocable Share for each tax year will generally equal the amount of federal income tax it would have owed had it filed a separate federal income tax return for each year except that each subsidiary will be able to utilize net operating losses and credits of TransAmerican and the other members of the consolidated group effectively to defer payment of tax liabilities that it would have otherwise owed had it filed a separate federal income tax return. Each subsidiary will essentially pay the deferred taxes at the time TransAmerican (or the member whose losses or credits are utilized by such subsidiary) begins generating taxable income or tax. This will have the effect of deferring a portion of such subsidiary's tax liability to future years. The parties to the Tax Allocation Agreement amended such agreement in connection with the Lobo Sale to include additional affiliates as parties, and further amended the Tax Allocation Agreement in June 1997 to allocate to TransAmerican, as among the parties, any tax liability associated with the Lobo Sale.

      Under certain circumstances, TransAmerican or TEC may sell or otherwise dispose of shares of TransTexas common stock. If, as a result of any sale or other disposition of TransTexas' common stock, the aggregate ownership of TransTexas by members of the TNGC Consolidated Group (excluding TransTexas) is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes ("Deconsolidation") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement. Upon a Deconsolidation of TransTexas, members of

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


the TNGC Consolidated Group that own TransTexas' common stock could incur a substantial amount of federal income tax liability. If such Deconsolidation were to occur during the fiscal year ending January 31, 1999, the aggregate amount of this tax liability is estimated to be approximately $100 million, assuming no reduction for tax attributes of the TNGC Consolidated Group. However, such tax liability generally would be substantially reduced or eliminated in the event that the IRS successfully challenged TransTexas' position on the Lobo Sale. Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that each TNGC Consolidated Group member will have the ability to satisfy any tax obligation attributable to these transactions at the time due and, therefore, other members of the group, including TEC, TransTexas or TARC, may be required to pay the tax.

      TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions. As of July 31, 1998, TransTexas had paid $8.4 million of these franchise taxes and estimates that it will pay approximately $3.0 million during the remainder of fiscal year 1999.

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

      A Change of Control would be deemed to occur under the Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances pursuant to which any person or group other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, and, during the 90 days thereafter, the rating of the Subordinated Notes is downgraded or withdrawn. A Change of Control would be deemed to occur under the TransTexas Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC or TransTexas, including any circumstance pursuant to which (i) any person or group, other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TransTexas' capital stock, but less than 50% of the total voting stock or economic value of TransTexas, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group.

     In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the Subordinated Notes Indenture or the TransTexas Intercompany Loan may result in a "change of control" of TransTexas under the terms of the BNY Facility. Such an occurrence could create an obligation for TransTexas to repay any amounts due under the BNY Facility. At July 31, 1998, TransTexas had approximately $7.2 million of indebtedness subject to such right of repayment. In the event of a Change of Control under the Subordinated Notes Indenture or the TransTexas Intercompany Loan, or a "change of control" under the terms of the BNY

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


Facility, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations. A change of control or other event that results in Deconsolidation of TransTexas and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes.

      LOBO SALE

      Pursuant to the Lobo Sale Agreement, TransTexas is required to indemnify the buyer for certain liabilities related to the assets previously owned by TTC. Although TransTexas does not anticipate that it will incur any material indemnity liability, no assurance can be given that TransTexas will have sufficient funds to satisfy any such indemnity obligation or that any payment thereof would not have a material adverse effect on its ability to fund its debt service, capital expenditure and working capital requirements.

      DELIVERY COMMITMENTS

      TransTexas has entered into various contracts whereby TransTexas is required to deliver approximately 475 MMcf per day to specified delivery points. TransTexas will incur certain charges if it does not deliver specified quantities under the contracts. Such charges totaled $1.4 million and $2.4 million during the three and six months ended July 31, 1998, respectively. Under a proposed settlement agreement, delivery commitments of approximately 350 MMcf per day will be released in exchange for TransTexas' interest in a pipeline, elimination of amounts due TransTexas pursuant to the Lobo Sale Agreement and a cash payment by TransTexas of $2.7 million. TransTexas reduced the gain on sale of assets by $3.4 million as a result of this proposed settlement.

4.    OTHER CURRENT ASSETS

      The major components of other current assets are as follows (in thousands of dollars):

                                                                                              JULY 31,  JANUARY 31,
                                                                                                1998       1998
                                                                                              -------   -----------
      Prepayments:
        Trade ...........................................................................     $ 2,259     $ 7,120
        Insurance .......................................................................       2,640       3,171
        Other ...........................................................................         760         428
                                                                                              -------     -------
                                                                                              $ 5,659     $10,719
                                                                                              =======     =======

5.    ACCRUED LIABILITIES

      The major components of accrued liabilities are as follows (in thousands of dollars):

                                                                                              JULY 31,    JANUARY 31,
                                                                                                1998         1998
                                                                                              -------     -----------
     Royalties ..........................................................................     $ 7,548     $     7,171
     Taxes other than income taxes ......................................................       4,642           2,562
     Interest ...........................................................................       2,633           2,544
     Payroll ............................................................................       3,042           5,185
     Litigation settlements .............................................................       4,387           1,387
     Insurance ..........................................................................       9,206           9,041
     Other ..............................................................................       7,935           7,928
                                                                                              -------     -----------
                                                                                              $39,393     $    35,818
                                                                                              =======     ===========

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


6.    OTHER LIABILITIES

      The major components of other liabilities are as follows (in thousands of dollars):

                                                                                             JULY 31,   JANUARY 31,
                                                                                               1998        1998
                                                                                             -------     -------

Litigation accrual .....................................................................     $14,391     $15,008
Other ..................................................................................       4,451       5,612
                                                                                             -------     -------
                                                                                             $18,842     $20,620
                                                                                             =======     =======

7.    CREDIT AGREEMENT

      TransTexas and BNY Financial Corporation ("BNY") are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 14, 1997. As of July 31, 1998, outstanding advances under the BNY Facility totaled approximately $7.2 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory. The BNY Facility contains certain financial covenants including a limitation on net losses.

8.    TRANSACTIONS WITH AFFILIATES

      On June 13, 1997, a services agreement was entered into among TransAmerican, TEC, TARC and TransTexas. Under the services agreement, TransTexas provides accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican will provide advisory services to TransTexas, TARC and TEC. TARC will pay to TransTexas approximately $300,000 per month for services rendered and for allocated expenses paid by TransTexas on behalf of TARC. TransAmerican will pay to TransTexas approximately $20,000 per month for such services. TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican. As of July 31, 1998, the receivable from TARC and TransAmerican for such services was $1.2 million.

      TEC makes advances to TransTexas pursuant to a promissory note which matures on June 14, 2002. The note bears interest in an amount equal to a fixed semi-annual interest payment of $2.8 million, prorated based upon the average outstanding balance of all notes (other than the note evidencing the TransTexas Intercompany Loan) between TransTexas and TEC and the average outstanding balance of all notes (other than the note evidencing the TARC Intercompany Loan) between TARC and TEC. During the six months ended July 31, 1998, TransTexas repaid $7.3 million to TEC under the note. Interest payments are due and payable each June 15 and December 15. As of July 31, 1998, the outstanding balance of the note was $29.7 million.

9.    IMPAIRMENT LOSS

      As of July 31, 1998, TransTexas' net capitalized costs of gas and oil properties exceeded the cost center ceiling. Under the full cost method of accounting for exploration and development costs, the net capitalized costs of gas and oil properties are limited to the lower of unamortized cost or the cost center ceiling. For the three months ended July 31, 1998, TransTexas adjusted its net capitalized costs resulting in a non-cash pre-tax loss of approximately $16.3 million.

      TransTexas has also evaluated the carrying value of a pipeline system which is currently underutilized. Based on existing production levels, TransTexas believes the pipeline will remain significantly underutilized. Accordingly, TransTexas recorded a non-cash pre-tax loss of approximately $5.5 million related to the pipeline.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of TransTexas included elsewhere in this report.

RESULTS OF OPERATIONS

      GENERAL

      TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate and NGLs. The profitability of TransTexas also depends on its ability to minimize finding and lifting costs and maintain its reserve base while maximizing production. On May 29, 1997, TransTexas consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for an adjusted sales price of approximately $1.1 billion. Accordingly, TransTexas' reported results for the three and six months ended July 31, 1998 reflect the effects of reduced sales volumes as a result of the Lobo Sale.

      TransTexas' operating data for the three and six months ended July 31, 1998 and 1997, is as follows:

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JULY 31,                  JULY 31,
                                         -----------------------      -----------------------
                                            1998          1997          1998          1997
                                          --------      --------      --------      --------
Sales volumes:
  Gas (Bcf) (1) ...................          8.7          17.8          16.5          53.2
  NGLs (MMGal) ....................          1.3          14.3           3.3          61.7
  Condensate (MBbls) ..............          147           151           219           426
Average prices:
  Gas (dry)  (per Mcf) (2) ........     $   2.23      $   2.06      $   2.21      $   1.80
  NGLs (per gallon) ...............          .18           .26           .23           .29
  Condensate (per Bbl) ............        12.24         18.33         12.65         19.46
  Number of gross wells drilled ...           15            26            28            55
  Percentage of wells completed ...           80%           54%           75%           58%

-------------------
(1) Sales volumes for six months ended July 31, 1997 include 7.3 Bcf delivered pursuant to volumetric production payments.

(2) Average prices for the three and six months ended July 31, 1997 include amounts delivered under volumetric production payments. The average gas price for TransTexas' undedicated production for these periods was $2.06 per Mcf and $1.91 per Mcf, respectively. Gas prices do not include the effect of hedging agreements.

      A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JULY 31,                      JULY 31,
                                                          -------------------------      -------------------------
                                                              1998           1997           1998          1997
                                                          -----------    -----------     -----------   -----------
Operating costs and expenses:
    Lease...........................................      $       3.5    $      4.3     $      6.7     $    12.2
    Pipeline and gathering..........................              1.1           3.2            3.7          11.4
    Natural gas liquids.............................             --             3.6           --            14.5
    Drilling services...............................              1.5           0.6            2.2           0.7
                                                          -----------    ----------     ----------     ---------
                                                                  6.1          11.7           12.6          38.8
    Taxes other than income taxes (1)...............              2.5           2.5            3.5           7.7
                                                          -----------    ----------     ----------     ---------
                                                          $       8.6    $     14.2     $     16.1     $    46.5
                                                          ===========    ==========     ==========     =========

-----------------------------
(1) Taxes other than income taxes include severance, property, and other taxes.

          TransTexas' average depletion rates have been as follows:

                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JULY 31,                    JULY 31,
                                                                -----------------------     -----------------------
                                                                   1998          1997          1998          1997
                                                                ---------     ---------     ---------     ---------

Depletion rates (per Mcfe) ................................     $    1.36     $    1.02     $    1.34     $    1.04
                                                                =========     =========     =========     =========


      THREE MONTHS ENDED JULY 31, 1998, COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1997

      Gas, condensate and NGL revenues for the three months ended July 31, 1998 decreased $18.8 million from the prior period, due primarily to decreases in gas, condensate and NGLs sales volumes attributable to the divestiture of producing properties as a result of the Lobo Sale. The average monthly prices received per Mcf of gas ranged from $2.17 to $2.31 in the three months ended July 31, 1998, compared to a range of $2.02 to $2.17, excluding amounts dedicated to volumetric production payments, in the prior period. As of July 31, 1998, TransTexas had a total of 126 producing wells compared to 99 producing wells at July 31, 1997. Transportation revenues decreased $2.8 million over the prior period due primarily to the divestiture of the pipeline system as a result of the Lobo Sale. Drilling services revenues increased by $1.2 million for the three months ended July 31, 1998, due primarily to an increase in services provided to third parties. For the three months ended July 31, 1998, TransTexas recognized a pre-tax gain of $52.3 million on the sale of certain drilling services division assets offset by a pre-tax loss of $4.6 million related to additional adjustments to the Lobo Sale purchase price.

      Lease operating expenses for the quarter ended July 31, 1998 decreased by $0.8 million from the prior period due primarily to the Lobo Sale and the resulting decrease in the number of producing wells. Pipeline and gathering expenses decreased $2.1 million from the prior period due primarily to the divestiture of the pipeline system. NGL costs decreased by $3.6 million from the prior period primarily due to the Lobo Sale and the resulting decrease in the volumes of natural gas processed. Drilling service expenses for the three months ended July 31, 1998 increased $0.9 million primarily due to increased costs related to providing services to the new operator of the Lobo Trend properties. Depreciation, depletion and amortization expense for the three months ended
July 31, 1998 decreased $6.5 million due to the Lobo Sale and the resulting decrease in TransTexas' undedicated natural gas production, partially offset by a $0.34 per Mcfe increase in the depletion rate. General and administrative expenses decreased by $3.3 million primarily as a result of a decrease in litigation expense. Taxes other than income taxes decreased marginally over the prior period due primarily to decreases in severance taxes associated with the Lobo Sale and resulting decrease in the number of producing wells offset by increases in ad valorem and excise taxes. The impairment loss of $21.8 million for the quarter ended July 31, 1998 relates to a write-down of $16.3 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling and a $5.5 million write-down of an underutilized pipeline system that is contemplated to be exchanged as part of a proposed settlement agreement of certain natural gas delivery commitments.

      Interest income for the three months ended July 31, 1998 decreased by $5.1 million as compared to the prior period due to lower cash balances available for investment. TransTexas does not expect to earn significant interest income during the remainder of fiscal year 1999. Interest expense decreased by $0.9 million primarily as a result of the retirement of the Senior Secured Notes in June 1997, and an increase in the amount of interest capitalized in connection with the acquisition of undeveloped leasehold acreage and interest associated with the TransTexas Intercompany Loan.

      SIX MONTHS ENDED JULY 31, 1998, COMPARED WITH THE SIX MONTHS ENDED JULY 31, 1997

      Gas, condensate and NGL revenues for the six months ended July 31, 1998 decreased by $72.3 million from the prior period, due primarily to decreases in gas, condensate and NGLs sales volumes attributable to the divestiture of producing properties as a result of the Lobo Sale. The average monthly prices received per Mcf of gas, ranged from $2.36 to $2.09 in the six months ended July 31, 1998, compared to a range of $2.29 to $1.49, excluding amounts dedicated to volumetric production payments in the same period in the prior year. As of July 31, 1998, TransTexas had a total of 126 producing wells compared to 99 producing wells at July 31, 1997. Transportation revenues decreased $12.1 million over the prior period due primarily to the divestiture of the pipeline system as a result of the Lobo Sale. Drilling services revenues increased by $4.4 million for the six months ended July 31, 1998 due to an increase in services provided to third parties. TransTexas recognized a pre-tax gain of $62.6 million the sale of certain drilling services division assets and a pre-tax loss of $2.6 million due to post-closing adjustments to the Lobo Sale purchase price.

      Lease operating expenses for the six months ended July 31, 1998 decreased by $5.5 million from the prior period due primarily to the Lobo Sale and the resulting decrease in the number of producing wells. Pipeline and gathering expenses decreased by $7.7 million from the prior period due primarily to the divestiture of the pipeline system. NGL costs decreased by $14.5 million from the prior period due to the Lobo Sale and the resulting decrease in the volumes of natural gas processed. Drilling service expenses for the six months ended July 31, 1998 increased $1.5 million primarily due to increased costs related to providing services to the new operator of the Lobo Trend properties. Depreciation, depletion and amortization expense for the six months ended July 31, 1998 decreased $28.3 million due to the Lobo Sale and the resulting decrease in TransTexas' undedicated natural gas production, partially offset by a $0.30 per Mcfe increase in the depletion rate. General and administrative expenses decreased by $12.7 million primarily as a result of a decrease in litigation expense. Taxes other than income taxes decreased by $4.2 million over the prior period due primarily to decreases in ad valorem, severance and excise taxes associated with the Lobo Sale and the resulting decrease in the number of producing wells. The impairment loss of $21.8 million for the quarter ended
July 31, 1998 relates to a write-down of $16.3 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling and a $5.5 million write-down of an underutilized pipeline system that is contemplated to be exchanged as part of a proposed settlement agreement of certain natural gas delivery commitments.

      Interest income for the six months ended July 31, 1998 decreased by $6.3 million as compared to the prior period due to lower cash balances available for investment. TransTexas does not expect to earn significant interest income during the remainder of fiscal year 1999. Interest expense decreased by $6.7 million primarily as a result of the retirement of the Senior Secured Notes in June 1997.

LIQUIDITY AND CAPITAL RESOURCES

     TransTexas makes substantial capital expenditures for the exploration and development of natural gas reserves. TransTexas historically has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, an accounts receivable revolving credit facility and other financings. Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas. Proceeds from natural gas sales are received at approximately the same time that production-related burdens, such as royalties, production taxes and drilling program obligations, are payable.

      For the six months ended July 31, 1998, total capital expenditures were $128 million, including $12 million for lease acquisitions, $107 million for drilling and development, and $9 million for gas gathering, other equipment and seismic acquisitions. Subject to cash availability, capital expenditures for fiscal year 1999 are estimated to be approximately $177 million, which is in excess of projected cash flow from operations. A reduction in planned capital spending could result in less than anticipated cash flow from operations in fiscal year 1999 and later years which could have a material adverse effect on TransTexas. To finance its capital expenditure and working capital requirements, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales and financings which may include borrowings or production payments. TransTexas' debt covenants may limit its ability to obtain additional financing or to sell properties, and there is no assurance that adequate funds can be obtained on a timely basis from such sources.

      In March 1998, TransTexas executed an amended and restated note in the principal amount of approximately $14.9 million consolidating equipment financing debt previously incurred. Concurrently, TransTexas incurred an additional $14 million in equipment financing debt, evidenced by a promissory note. These notes were repaid in June 1998 with proceeds from the sale of TransTexas' drilling rigs.

      In February 1998, TransTexas entered into a production payment drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $75 million. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. As of July 31, 1998, the outstanding balance on the production payment was $51.4 million.

      As of July 31, 1998, TEC had advanced an aggregate of approximately $29.7 million to TransTexas pursuant to a promissory note which matures on June 14, 2002. The note bears interest in an amount equal to a fixed semi-annual interest payment of $2.8 million, prorated based on the average outstanding balance of all notes (other than the note evidencing the TransTexas Intercompany Loan) between TransTexas and TEC and the average outstanding balance of all notes (other than the note evidencing the TARC Intercompany Loan) between TARC and TEC.

      TransTexas and BNY Financial Corporation are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 14, 1997. As of July 31, 1998, outstanding advances under the BNY Facility totaled approximately $7.2 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory.

      Subsequent to the Lobo Sale, TransTexas' exploration and production activities were no longer concentrated in the Laredo, Texas area nor comparable to those historically conducted. Therefore, the utilization of a centrally located drilling services operation in Laredo was no longer as efficient or cost effective. In April 1998, TransTexas sold its oilfield stimulation, cementing and coiled tubing equipment and related facilities for a sales price of $30 million, subject to post-closing adjustments. In June 1998, TransTexas sold its drilling rigs and related assets for a sales price of $75 million. TransTexas sold its remaining drilling services assets in August 1998 for a sales price of $20.5 million. TransTexas expects that its future general and administrative expenses and operating expenses will be reduced as a result of these sales.

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

      TransTexas has entered into various contracts whereby TransTexas is required to deliver approximately 475 MMcf per day to specified delivery points. TransTexas will incur certain charges if it does not deliver specified quantities under the contracts. Such charges totaled $1.4 million and $2.4 million during the three and six months ended July 31, 1998, respectively. Under a proposed settlement agreement, delivery commitments of approximately 350 MMcf per day will be released in exchange for TransTexas' interest in a pipeline, elimination of amounts due TransTexas pursuant to the Lobo Sale Agreement and a cash payment by TransTexas of $2.7 million. TransTexas reduced the gain on the sale of assets by $3.4 million as a result of this proposed settlement.

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

     Based in part upon independent legal advice, TransTexas has taken the position that it will not incur any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that its position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $250 million (assuming the use of existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 8%) on the tax and penalties (if any). The Tax Allocation Agreement provides that TransAmerican will be obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group, thus, may be required to pay the tax. TransTexas has reserved approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal tax liability that TransAmerican might not be able to pay. If TransTexas were required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment.

      Under certain circumstances, TransAmerican or TEC may sell or otherwise dispose of shares of TransTexas common stock. If, as a result of any sale or other disposition of TransTexas' common stock, the aggregate ownership of TransTexas by members of the TNGC Consolidated Group (excluding TransTexas) is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes ("Deconsolidation") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement. Upon a Deconsolidation of TransTexas, members of the TNGC Consolidated Group that own TransTexas' common stock could incur a substantial amount of federal income tax liability. If such Deconsolidation were to occur during the fiscal year ending January 31, 1999, the aggregate amount of this tax liability is estimated to be approximately $100 million, assuming no reduction for tax attributes of the TNGC Consolidated Group. However, such tax liability generally would be substantially reduced or eliminated in the event that the IRS successfully challenged TransTexas' position on the Lobo Sale. Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that each TNGC Consolidated Group member will have the ability to satisfy any tax obligation attributable to these transactions at the time due and, therefore, other members of the group, including TEC, TransTexas or TARC, may be required to pay the tax.

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

      TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions. As of July 31, 1998, TransTexas had paid approximately $8.4 million of these franchise taxes and estimates that it will pay approximately $3.0 million during the remainder of fiscal year 1999.

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

      A Change of Control would be deemed to occur under the Subordinated Notes Indenture in the case of certain changes or other events in respect of the ownership of TransTexas, including any circumstances pursuant to which any person or group other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or become the beneficial owner of more than 50% of the total voting power of TransTexas' then outstanding voting stock, and during the 90 days thereafter, the rating of the Subordinated Notes is downgraded or withdrawn. A Change of Control would be deemed to occur under the TransTexas Intercompany Loan in the case of certain changes or other events in respect of the ownership or control of TEC or TransTexas including any circumstance pursuant to which (i) any person or group, other than John R. Stanley (or his heirs, his estate, or any trust in which he or his immediate family members have, directly or indirectly, a beneficial interest in excess of 50%) and his subsidiaries or the TEC Indenture Trustee is or becomes the beneficial owner of more than 50% of the total voting power of TEC's then outstanding voting stock, or (ii) TEC or any of its subsidiaries own some of TransTexas' capital stock, but less than 50% of the total voting stock or economic value of TransTexas, unless the TEC Notes have an investment grade rating for the period of 120 days thereafter. The term "person," as used in the definition of Change of Control, means a natural person, company, government or political subdivision, agency or instrumentality of a government and also includes a "group," which is defined as two or more persons acting as a partnership, limited partnership or other group.

      In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the Subordinated Notes Indenture or the TransTexas Intercompany Loan may result in a "change of control" of TransTexas under the terms of the BNY Facility. Such an occurrence could create an obligation for TransTexas to repay any amounts due under the BNY Facility. At July 31, 1998, TransTexas had approximately $7.2 million of indebtedness subject to such right of repayment. In the event of a Change of Control under the Subordinated Notes Indenture or the TransTexas Intercompany Loan or a "change of control" under the terms of the BNY Facility, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations. A change of control or other event that results in Deconsolidation of TransTexas and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes.

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

      In June 1997, management began a company-wide program to prepare its computer systems for year 2000 compliance. In January 1998, TransTexas began implementation of new client/server based systems which are anticipated to be completed and tested by January 1999. TransTexas estimates the cost of upgrading its computer systems to be approximately $2 million. In addition, TransTexas is currently assessing its state of readiness for non-informational technological systems and the readiness of significant third parties with whom TransTexas conducts business. As of July 31, 1998, no contingency plans have been developed to mitigate TransTexas' year 2000 issues.

      FORWARD-LOOKING STATEMENTS

      Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. All statements other than statements of historical facts included in this report regarding TransTexas' financial position, business strategy, and plans and objectives of management for future operations, including, but not limited to words such as "anticipates," "expects," "estimates," "believes" and "likely" indicate forward-looking statements. TransTexas' management believes its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include fluctuations in the commodity prices for natural gas, crude oil, condensate and natural gas liquids; the extent of TransTexas' success in discovering, developing and producing reserves; conditions in the equity and capital markets; competition and the ultimate resolution of litigation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

                          PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           See Note 3 to the condensed consolidated financial statements for a discussion of TransTexas' legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company held its 1998 Annual Meeting of Stockholders on June 22, 1998. Thomas McDade, Class II Director of the Company, was re-elected for a term of three years. Holders of 56,821,386 shares voted for the nominee and 25,260 shares withheld from voting.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS:

       10.1 -- Asset Purchase Agreement dated May 26, 1998 by and among the Company, Bayard Drilling, L.P. and Bayard Drilling Technologies, Inc. (filed as an exhibit to TransTexas' Current Report on Form 8-K dated June 26, 1998, and incorporated herein by reference).

       15.1 -- Letter of Independent Accountants regarding awareness of incorporation by reference.

       27.1 -- Financial Data Schedule

(b)    REPORTS ON FORM 8-K

       On July 9, 1998, the Company filed a current report on Form 8-K dated June 26, 1998 to report under Item 2 the sale of its drilling rigs.

                                         SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         TRANSTEXAS GAS CORPORATION
                                               (Registrant)





                                         By: /s/ Ed Donahue
                                            ----------------------------------
                                            Ed Donahue, Vice President
                                            and Chief Financial Officer


September 14, 1998

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                           EXHIBIT
-------                          -------

10.1 Asset Purchase Agreement dated May 26, 1998 by and among the Company, Bayard Drilling, L.P. and Bayard Drilling Technologies, Inc. (filed as an exhibit to TransTexas' Current Report on Form 8-K dated June 26, 1998, and incorporated herein by reference).

15.1 Letter of Independent Accountants regarding awareness of incorporation by reference.

27.1       Financial Data Schedule