Form 10-Q
period 1998-10-31
TRANSTEXAS GAS CORP
filed 1998-12-15
CIK 904977

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


                 For the Quarterly Period Ended October 31, 1998

                         Commission File Number 1-12204

                               ------------------

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

                               ------------------

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

         The number of shares of common stock of the registrant outstanding on December 15, 1998 was 57,515,566.


================================================================================

                           TRANSTEXAS GAS CORPORATION

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                                                      PART I.
                                               FINANCIAL INFORMATION

Item 1.    Financial Statements:

              Report of Independent Accountants............................................................    2

              Condensed Consolidated Balance Sheet as of October 31, 1998 and January 31, 1998.............    3

              Condensed Consolidated Statement of Operations for the three and nine months ended
                  October 31, 1998 and 1997................................................................    4

              Condensed Consolidated Statement of Cash Flows for the nine months ended
                  October 31, 1998 and 1997................................................................    5

              Notes to Condensed Consolidated Financial Statements.........................................    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
               of Operations...............................................................................   14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................   21

                                                     PART II.
                                                 OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................   22

Item 6.    Exhibits and Reports on Form 8-K................................................................   22

Signature..................................................................................................   23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of TransTexas Gas Corporation

     We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation as of October 31, 1998 and the related condensed consolidated statements of operations for the three and nine months ended October 31, 1998 and 1997 and the condensed consolidated statement of cash flows for the nine months ended October 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
December 15, 1998

                           TRANSTEXAS GAS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                     OCTOBER 31,      JANUARY 31,
                                                                                         1998             1998
                                                                                     -----------      -----------
                                      ASSETS

Current assets:
   Cash and cash equivalents ......................................................  $     2,613      $    38,502
   Accounts receivable ............................................................       20,097           17,056
   Inventories ....................................................................        9,358           16,437
   Other ..........................................................................        4,786           10,719
                                                                                     -----------      -----------
        Total current assets ......................................................       36,854           82,714
                                                                                     -----------      -----------

Property and equipment ............................................................    1,465,419        1,418,293
Less accumulated depreciation, depletion and amortization .........................      883,878          716,695
                                                                                     -----------      -----------

   Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $69,419 and $120,694 was excluded from
     amortization at October 31, 1998 and January 31, 1998, respectively ..........      581,541          701,598
                                                                                     -----------      -----------
Due from affiliates ...............................................................        6,879            1,488
Other assets, net .................................................................       26,354           30,835
                                                                                     -----------      -----------
                                                                                     $   651,628      $   816,635
                                                                                     ===========      ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt ...........................................  $       622      $    10,181
   Accounts payable ...............................................................       68,775           52,075
   Accrued interest payable to affiliate ..........................................       19,772            6,762
   Accrued liabilities ............................................................       44,066           35,818
                                                                                     -----------      -----------
        Total current liabilities .................................................      133,235          104,836
                                                                                     -----------      -----------

Long-term debt, less current maturities ...........................................        1,344            9,199
Production payments, less current portion .........................................       54,464            4,121
Notes payable to affiliate ........................................................      452,533          486,991
Subordinated notes ................................................................      115,815          115,815
Revolving credit agreement ........................................................        5,050            7,917
Deferred income taxes .............................................................         --             39,497
Payable to affiliates .............................................................          449            3,002
Other liabilities .................................................................       19,473           20,620

Commitments and contingencies (Note 4) ............................................         --               --

Stockholders' equity:
   Common stock, $0.01 par value, authorized 100,000,000
    shares, issued and outstanding 57,515,566 shares ..............................          740              740
   Additional paid-in capital .....................................................       26,834           26,834
   Retained earnings ..............................................................      104,096          259,468
                                                                                     -----------      -----------
                                                                                         131,670          287,042
   Treasury stock, at cost, 16,484,434 shares .....................................     (262,405)        (262,405)
                                                                                     -----------      -----------
           Total stockholders' equity .............................................     (130,735)          24,637
                                                                                     -----------      -----------
                                                                                     $   651,628      $   816,635
                                                                                     ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    OCTOBER 31,                        OCTOBER 31,
                                                         ------------------------------      ------------------------------
                                                             1998              1997              1998              1997
                                                         ------------      ------------      ------------      ------------
Revenues:
   Gas, condensate and natural gas liquids ............  $     27,213      $     28,347      $     67,081      $    140,517
   Transportation .....................................          --                --                --              12,055
   Gain on the sale of assets .........................         5,813             7,482            65,833           540,411
   Other ..............................................          (233)            1,404             4,785             2,021
                                                         ------------      ------------      ------------      ------------
     Total revenues ...................................        32,793            37,233           137,699           695,004
                                                         ------------      ------------      ------------      ------------

Costs and expenses:
   Operating ..........................................         4,521             7,113            17,094            45,938
   Depreciation, depletion and amortization ...........        19,493            13,247            45,209            67,219
   General and administrative .........................         4,209             5,170            15,986            29,693
   Taxes other than income taxes ......................         2,345             2,117             5,795             9,845
   Impairment loss ....................................       164,899              --             186,742              --
                                                         ------------      ------------      ------------      ------------
     Total costs and expenses .........................       195,467            27,647           270,826           152,695
                                                         ------------      ------------      ------------      ------------
     Operating income (loss) ..........................      (162,674)            9,586          (133,127)          542,309
                                                         ------------      ------------      ------------      ------------

Other income (expense):
   Interest income ....................................           105             3,999             1,132            11,286
   Interest expense, net ..............................       (20,593)          (15,620)          (61,117)          (62,823)
                                                         ------------      ------------      ------------      ------------
     Total other income (expense) .....................       (20,488)          (11,621)          (59,985)          (51,537)
                                                         ------------      ------------      ------------      ------------
     Income (loss) before income taxes ................      (183,162)           (2,035)         (193,112)          490,772
Income taxes (benefit) ................................       (35,399)             (712)          (38,882)          171,771
                                                         ------------      ------------      ------------      ------------
     Net income (loss) before extraordinary item ......      (147,763)            1,323          (154,230)          319,001
Extraordinary item - early extinguishment
     of debt (net of income tax benefit) ..............          --                  74            (1,142)          (72,043)
                                                         ------------      ------------      ------------      ------------
     Net income (loss) ................................  $   (147,763)     $     (1,249)     $   (155,372)     $    246,958
                                                         ============      ============      ============      ============

Basic and diluted net income (loss) per share:
     Income (loss) before extraordinary item ..........  $      (2.57)     $      (0.02)     $      (2.68)     $       4.55
     Extraordinary item ...............................          --                --               (0.02)            (1.03)
                                                         ------------      ------------      ------------      ------------
       Basic and diluted net income (loss) per share ..  $      (2.57)     $      (0.02)     $      (2.70)     $       3.52
                                                         ============      ============      ============      ============

Weighted average number of shares outstanding
  for basic and diluted net income (loss) per share ...    57,515,566        63,404,675        57,515,566        70,082,047
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

                           TRANSTEXAS GAS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                  OCTOBER 31,
                                                                          ----------------------------
                                                                             1998             1997
                                                                          -----------      -----------
Operating activities:
   Net income (loss) ...................................................  $  (155,372)     $   246,958
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Extraordinary item ................................................        1,142           72,043
     Depreciation, depletion and amortization ..........................       45,209           67,219
     Impairment loss ...................................................      186,742             --
     Amortization of debt issue costs ..................................        3,904            1,879
     Accretion on subordinated notes ...................................         --              4,941
     Gain on the sale of assets ........................................      (65,833)        (540,411)
     Deferred income taxes .............................................      (38,882)         171,771
     Repayment of volumetric production payments .......................         --            (45,134)
     Amortization of deferred revenue ..................................         --             (9,420)
     Changes in assets and liabilities:
         Accounts receivable ...........................................       (3,041)          48,122
         Receivable from affiliates ....................................         --              3,248
         Inventories ...................................................        7,079           (4,300)
         Other current assets ..........................................        5,933            9,954
         Accounts payable ..............................................       17,614           23,826
         Accrued interest payable to affiliate .........................       13,010           18,759
         Accrued liabilities ...........................................        5,582          (47,924)
         Accounts receivable from affiliates ...........................       (7,944)            (811)
         Other assets ..................................................          568              255
         Other liabilities .............................................       (1,147)           4,680
                                                                          -----------      -----------
            Net cash provided by operating activities  .................       14,564           25,655
                                                                          -----------      -----------

Investing activities:
   Capital expenditures ................................................     (182,085)        (316,706)
   Proceeds from the sale of assets ....................................      135,110        1,035,188
   Advances to affiliates ..............................................         --            (13,304)
   Payment of advances by affiliate ....................................         --             56,354
   Withdrawals from cash restricted for interest .......................         --             46,000
   Increase in cash restricted for share repurchases ...................         --           (399,284)
   Withdrawals from cash restricted for share repurchases ..............         --            262,405
                                                                          -----------      -----------
            Net cash provided (used) by investing activities ...........      (46,975)         670,653
                                                                          -----------      -----------

Financing activities:
   Issuance of production payments .....................................       62,214           20,977
   Principal payments on production payments ...........................       (9,205)         (27,472)
   Issuance of note payable to affiliate................................       13,748          453,000
   Principal payment on note payable to affiliate.......................      (48,206)            --
   Issuance of long-term debt ..........................................       14,000           14,946
   Principal payments on long-term debt ................................      (33,171)          (7,767)
   Revolving credit agreement, net .....................................       (2,867)         (14,939)
   Debt issue costs ....................................................            9             (696)
   Retirement of senior secured notes ..................................         --           (892,000)
   Purchases of treasury stock .........................................         --           (262,405)
                                                                          -----------      -----------
            Net cash used by financing activities ......................       (3,478)        (716,356)
                                                                          -----------      -----------
            Decrease in cash and cash equivalents ......................      (35,889)         (20,048)
Beginning cash and cash equivalents ....................................       38,502           23,561
                                                                          -----------      -----------
Ending cash and cash equivalents .......................................  $     2,613      $     3,513
                                                                          ===========      ===========

Noncash operating and investing activities:
   Accounts payable for property and equipment .........................  $    31,752      $    45,787
   Exchange of Subordinated Notes ......................................         --            115,815
   Deferred financing costs from affiliates ............................         --             12,228


     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    GENERAL

      In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransTexas Gas Corporation ("TransTexas" or the "Company") as of October 31, 1998 and the results of its operations and cash flows for the interim periods ended October 31, 1998 and 1997. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in TransTexas' annual report on Form 10-K for the year ended January 31, 1998. Unless otherwise noted, the term "TransTexas" refers to TransTexas Gas Corporation and its subsidiaries. TransTexas is a subsidiary of TransAmerican Energy Corporation ("TEC"), which is a wholly owned subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican"). TransAmerican Refining Corporation ("TARC") is a wholly owned subsidiary of TEC.

RECENTLY ISSUED PRONOUNCEMENT

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company will adopt SFAS 133 effective February 1, 2000. TransTexas is uncertain as to the impact on its financial statements of the adoption of SFAS 133.

2.    LIQUIDITY

      Cash flow from operations is sensitive to the level of capital expenditures and the prices TransTexas receives for its natural gas and oil. TransTexas makes substantial capital expenditures for the exploration and development of natural gas reserves. TransTexas historically has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, an accounts receivable revolving credit facility and other financings.

      During the nine months ended October 31, 1998, total capital expenditures were $181 million, including $15 million for lease acquisitions, $156 million for drilling and development, and $10 million for gas gathering, other equipment and seismic acquisitions. Subject to cash availability, capital expenditures for fiscal 1999 are estimated to be approximately $203 million, which is in excess of projected cash flow from operations. TransTexas has reduced planned capital expenditures for the remainder of fiscal year 1999 and for fiscal year 2000. Capital expenditures for the fourth quarter of fiscal year 1999 and for fiscal year 2000 are estimated to be $22 million and $95 million, respectively. However, these amounts are still in excess of anticipated cash flows from operating activities. A further reduction in planned capital spending or an extended decline in gas and oil prices could result in less than anticipated cash flow from operations in fiscal 1999 and later years, which could have a material adverse effect on TransTexas. To finance its capital expenditure and working capital requirements, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales and financings which may include borrowings or production payments. TransTexas' debt covenants may limit its ability to obtain additional financing or to sell properties, and there is no assurance that adequate funds can be obtained on a timely basis from such sources. See Note 8.

3.    GAIN ON THE SALE OF ASSETS

      On April 30, 1998, TransTexas sold its oilfield stimulation, cementing and coiled tubing equipment and related facilities to an unaffiliated third party for a sales price of $30 million, subject to post-closing adjustments. For the nine months ended October 31, 1998, TransTexas recorded a $10.9 million pre-tax gain as a result of this sale including a $0.2 million pre-tax gain recorded in the three months ended October 31, 1998 as a result of post-closing adjustments.

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


      On June 26, 1998, TransTexas sold its drilling rigs and related facilities to an unaffiliated third party for a sales price of $75 million. On August 17, 1998, TransTexas sold its remaining drilling services assets to an unaffiliated third party for a sales price of $20.5 million. TransTexas recorded pre-tax gains of $52.0 and $5.5 million, respectively, as a result of these sales.

      Additional purchase price adjustments related to the Sale of a TransTexas subsidiary, TransTexas Transmission Corporation (TTC), referred to herein as the Lobo Sale, resulted in a pre-tax loss on the sale of assets of $2.6 million, during the nine months ended October 31, 1998.

      In December 1998, TransTexas sold certain gas and oil properties for net proceeds of approximately $16.7 million.

4.    COMMITMENTS AND CONTINGENCIES

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

      HEIN MINERALS. On April 3, 1998, Henry and Luz A. Hein Minerals, L.C. ("Hein") filed suit in the 49th Judicial District Court, Zapata County, Texas, against TransAmerican, TransTexas, TransTexas Transmission Corporation ("TTC") and Conoco, Inc. Plaintiff alleges that a 1990 mineral lease from plaintiffs to TransAmerican, comprising approximately 2,000 acres, was breached by failure to release certain acreage from the lease. Plaintiff alleges trespass, tortious interference, conversion, fraud, breach of fiduciary duty, breach of contract, conversion and slander of title, and claim damages including $10 per day per acre that was not released. In May 1998, TransTexas filed a motion to transfer venue, if the motion is not granted, TransTexas intends to vigorously defend against these claims.

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

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


Although the outcome of these other lawsuits cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position. As of October 31, 1998, management's estimate of the range of loss related to all of the aforementioned claims, in addition to the estimates accrued by TransTexas, is $0 to $20 million. Litigation expense, including legal fees, totaled approximately $0.3 million and $0.5 million for the three months ended October 31, 1998 and 1997, respectively, and approximately $1.3 million and $11.9 million for the nine months ended October 31, 1998 and 1997, respectively.

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

      PRODUCTION PAYMENTS

      In April 1997, TransTexas sold to an unaffiliated third party a term overriding royalty in the form of a dollar-denominated production payment in certain of TransTexas' producing properties for net proceeds of $20 million. The production payment called for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum. As of October 31, 1998, the production payment had been paid in full.

      In February 1998, TransTexas entered into a production payment drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $75 million. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. As of October 31, 1998, the outstanding balance of the production payment was $46.5 million.

      In September 1998, TransTexas sold to an unaffiliated third party a term overriding royalty in the form of a dollar-denominated production payment in certain of TransTexas' producing properties for net proceeds of $10 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum. As of October 31, 1998, the outstanding balance of the production payment was $10 million.

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


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

      Based in part upon independent legal advice, TransTexas has taken the position that it will not incur any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that its position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican ("TNGC"), TransAmerican, TEC and TARC. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $270 million (assuming no reduction for existing tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 8%) on the tax and penalties (if any). The Tax Allocation Agreement provides that TransAmerican will be obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group may be required to pay the tax. TransTexas has recorded a liability of approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal tax liability that TransAmerican might not be able to pay. If TransTexas were required to pay this tax deficiency, it is likely that it would be required to sell significant assets or raise additional debt or equity capital to fund the payment. See Note 2.

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

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


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

      Under certain circumstances, TransAmerican or TEC may sell or otherwise dispose of shares of TransTexas common stock. If, as a result of any sale or other disposition of TransTexas' common stock, the aggregate ownership of TransTexas by members of the TNGC Consolidated Group (excluding TransTexas) is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes ("Deconsolidation") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement. Upon a Deconsolidation of TransTexas, members of the TNGC Consolidated Group that own TransTexas' common stock could incur a substantial amount of federal income tax liability. If such Deconsolidation were to occur during the fiscal year ending January 31, 1999, the aggregate amount of this tax liability is estimated to be approximately $100 million, assuming no reduction for existing tax attributes of the TNGC Consolidated Group. However, such tax liability generally would be substantially reduced or eliminated in the event that the IRS successfully challenged TransTexas' position on the Lobo Sale. Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that each TNGC Consolidated Group member will have the ability to satisfy any tax obligation attributable to these transactions at the time due and, therefore, other members of the group, including TEC, TransTexas or TARC, may be required to pay the tax.

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

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


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

      In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the Subordinated Notes Indenture or the TransTexas Intercompany Loan may result in a "change of control" of TransTexas under the terms of the BNY Facility. Such an occurrence could create an obligation for TransTexas to repay any amounts due under the BNY Facility defined in Note 8. At October 31, 1998, TransTexas had approximately $5.1 million of indebtedness subject to such right of repayment. In the event of a Change of Control under the Subordinated Notes Indenture or the TransTexas Intercompany Loan, or a "change of control" under the terms of the BNY Facility, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations. A change of control or other event that results in Deconsolidation of TransTexas and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes.

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

      DELIVERY COMMITMENTS

      TransTexas has entered into various contracts whereby TransTexas is required to deliver approximately 125 MMcf per day to specified delivery points. TransTexas will incur certain charges if it does not deliver specified quantities under the contracts. Such charges totaled $0.8 million and $1.1 million during the three and nine months ended October 31, 1998, respectively. In August 1998, TransTexas entered into a settlement agreement whereby delivery commitments of approximately 350 MMcf per day were released in exchange for TransTexas' interest in a

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


pipeline, elimination of amounts due TransTexas pursuant to the Lobo Sale Agreement and a cash payment by TransTexas of $2.7 million. In July 1998, TransTexas reduced the gain on sale of assets by $3.4 million as a result of this settlement.

5.    OTHER CURRENT ASSETS

      The major components of other current assets are as follows (in thousands of dollars):

                                                                             OCTOBER 31,        JANUARY 31,
                                                                                1998               1998
                                                                             -----------        -----------
      Prepayments:
        Trade............................................................    $     1,703        $     7,120
        Insurance........................................................          2,012              3,171
        Other ...........................................................          1,071                428
                                                                             -----------        -----------

                                                                             $     4,786        $    10,719
                                                                             ===========        ===========

6.    ACCRUED LIABILITIES

      The major components of accrued liabilities are as follows (in thousands of dollars):

                                                                             OCTOBER 31,        JANUARY 31,
                                                                                1998               1998
                                                                             -----------        -----------
     Royalties............................................................   $     8,471        $     7,171
     Taxes other than income taxes .......................................         5,799              2,562
     Interest.............................................................         6,798              2,544
     Payroll .............................................................         1,638              5,185
     Litigation settlements...............................................         4,067              1,387
     Insurance............................................................         8,668              9,041
     Other ...............................................................         8,625              7,928
                                                                             -----------        -----------
                                                                             $    44,066        $    35,818
                                                                             ===========        ===========

7.    OTHER LIABILITIES

      The major components of other liabilities are as follows (in thousands of dollars):

                                                                             OCTOBER 31,        JANUARY 31,
                                                                                 1998               1998
                                                                             -----------        -----------
     Litigation accrual...................................................   $     9,237        $    15,008
     Other ...............................................................        10,236              5,612
                                                                             -----------        -----------
                                                                             $    19,473        $    20,620
                                                                             ===========        ===========

8.    CREDIT AGREEMENT

      TransTexas and BNY Financial Corporation ("BNY") are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 14, 1997. As of October 31, 1998, outstanding advances under the BNY Facility totaled approximately $5.1 million. Interest accrues on advances at the rate of (I) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory. The BNY Facility contains certain financial covenants including a limitation on net losses. As of October 31, 1998, TransTexas was not in compliance with these covenants, and BNY has agreed to waive the noncompliance. Additional waivers may be required in the future.

9.    TRANSACTIONS WITH AFFILIATES

      On June 13, 1997, a services agreement was entered into among TransAmerican, TEC, TARC and TransTexas. Under the services agreement, TransTexas provides accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican will provide advisory services to TransTexas, TARC and TEC. TARC will pay to TransTexas approximately $300,000 per month for services rendered and for allocated expenses paid by TransTexas on behalf of TARC. TransAmerican will pay to TransTexas approximately $20,000 per month for such services. TEC and its subsidiaries will pay $2.5 million in the aggregate per year to TransAmerican for advisory services and benefits provided by TransAmerican. As of October 31, 1998 and January 31, 1998, the receivable from TARC and TransAmerican for such services was $2.1 million and $1.4 million, respectively.

      As part of a transaction involving TARC, TransTexas is expected to enter into a services agreement (the "TCR Group Services Agreement") with two affiliates, TCR Holding Corporation and TransContinental Refining Corporation (the "TCR Group"). Pursuant to the TCR Group Services Agreement, TransTexas expects to provide accounting, legal, administrative and other services to the TCR Group through February 28, 1999 and receive payment for such services in the amount of $200,000 per month. Subsequent to February 28, 1999, the TCR Group shall have the option to request such services from TransTexas. Compensation for such services will be mutually agreed upon by TransTexas and the TCR Group.

      TEC makes advances to TransTexas pursuant to a promissory note which matures on June 14, 2002. The note bears interest in an amount equal to a fixed semi-annual interest payment of $2.8 million, prorated based upon the average outstanding balance of all notes (other than the note evidencing the TransTexas Intercompany Loan) between TransTexas and TEC and the average outstanding balance of all notes (other than the note evidencing the TARC Intercompany Loan) between TARC and TEC. During the nine months ended October 31, 1998, TEC advanced an aggregate of approximately $13.8 million to TransTexas and TransTexas repaid $48.2 million to TEC under the note. Interest payments are due and payable each June 15 and December 15. As of October 31, 1998 and January 31, 1998, the outstanding balance of the note was $2.5 million and $37.0 million respectively. As of October 31, 1998 and January 31, 1998, the accrued interest was $1.3 million and $0.8 million, respectively.

10.    IMPAIRMENT LOSS

      TransTexas uses the full cost method of accounting for exploration and development costs. Under this method of accounting, net capitalized costs of gas and oil properties are limited to the lower of unamortized cost or the cost center ceiling. As of October 31, 1998 and July 31, 1998, TransTexas' net capitalized costs of gas and oil properties exceeded the cost center ceiling. TransTexas adjusted its net capitalized costs resulting in a non-cash pre-tax impairment loss of approximately $164.9 million for the three months ended October 31, 1998 and $16.3 million for the three months ended July 31, 1998.

      In July 1998, TransTexas evaluated the carrying value of a pipeline system which was underutilized. Based on then existing production levels, TransTexas determined that the pipeline would remain significantly underutilized and recorded a non-cash pre-tax impairment loss of approximately $5.5 million related to this pipeline.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of TransTexas included elsewhere in this report.

RESULTS OF OPERATIONS

      GENERAL

      TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate and natural gas liquids (NGLs). The profitability of TransTexas also depends on its ability to minimize finding and lifting costs and maintain its reserve base while maximizing production. On May 29, 1997, TransTexas consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), with an effective date of March 1, 1997, to effect the sale (the "Lobo Sale") of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for an adjusted sales price of approximately $1.1 billion. Accordingly, TransTexas' reported results for the three and nine months ended October 31, 1998 reflect the effects of reduced sales volumes as a result of the Lobo Sale.

      TransTexas' operating data for the three and nine months ended October 31, 1998 and 1997, is as follows:

                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                         OCTOBER  31,                OCTOBER 31,
                                    ----------------------      ----------------------
                                      1998          1997          1998          1997
                                    --------      --------      --------      --------
Sales volumes:
  Gas (Bcf) (1) ..................      10.2          10.3          26.7          63.5
  NGLs (MMgal) ...................       5.6          --             8.9          61.7
  Condensate (MBbls) .............       449            92           668           518
Average prices:
  Gas (dry)  (per Mcf) (2) .......  $   1.94      $   2.66      $   2.11      $   2.04
  NGLs (per gallon) ..............       .20          --             .21           .29
  Condensate (per Bbl) ...........     12.22         18.45         12.36         19.52
  Number of gross wells drilled ..         8            21            36            79
  Percentage of wells completed ..        38%           76%           64%           63%

----------------------
(1) Sales volumes for nine months ended October 31, 1997 include 7.3 Bcf delivered pursuant to volumetric production payments.

(2) Average prices for the three and nine months ended October 31, 1997 include amounts delivered under volumetric production payments. The average gas price for TransTexas' undedicated production for these periods was $2.06 per Mcf and $1.91 per Mcf, respectively. Gas prices do not include the effect of hedging agreements.

      A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                               OCTOBER 31,             OCTOBER 31,
                                          -------------------     -------------------
                                            1998        1997        1998        1997
                                          -------     -------     -------     -------
Operating costs and expenses:
    Lease ..............................  $   2.1     $   3.0     $   8.8     $  15.2
    Pipeline and gathering .............      1.7         2.7         5.4        14.1
    Natural gas liquids ................       --          --          --        14.5
    Drilling services ..................      0.7         1.4         2.9         2.1
                                          -------     -------     -------     -------
                                              4.5         7.1        17.1        45.9
    Taxes other than income taxes (1) ..      2.3         2.1         5.8         9.8
                                          -------     -------     -------     -------
                                          $   6.8     $   9.2     $  22.9     $  55.7
                                          =======     =======     =======     =======

-----------------------------
(1) Taxes other than income taxes include severance, property, and other taxes.

          TransTexas' average depletion rates have been as follows:

                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                          OCTOBER 31,                  OCTOBER 31,
                               ------------------------------- -----------------------------
                                    1998              1997          1998            1997
                               -------------     ------------- -------------   -------------
Depletion rates (per Mcfe) ..  $        1.43     $        1.09 $        1.38   $        1.04
                               =============     ============= =============   =============

      THREE MONTHS ENDED OCTOBER 31, 1998, COMPARED WITH THE THREE MONTHS ENDED OCTOBER 31, 1997

      Gas, condensate and NGL revenues for the three months ended October 31, 1998 decreased $1.1 million from the prior period, due primarily to lower natural gas and condensate price. The average monthly prices received per Mcf of gas ranged from $1.86 to $2.02 in the three months ended October 31, 1998, compared to a range of $2.30 to $2.94, excluding amounts dedicated to volumetric production payments, in the prior period. As of October 31, 1998, TransTexas had a total of 142 producing wells compared to 106 producing wells at October 31, 1997. Drilling services revenues decreased by $1.3 million for the three months ended October 31, 1998, due to the sale of drilling service assets to an unaffiliated third party. For the three months ended October 31, 1998, TransTexas recognized a pre-tax gain of $5.8 million on the sale of certain drilling services division assets.

      Lease operating expenses for the quarter ended October 31, 1998 decreased by $0.9 million from the prior period due primarily to the decrease in materials and supplies and well service and testing. Pipeline and gathering expenses decreased $1.0 million from the prior period due primarily to the settlement agreement whereby delivery commitments were released. Drilling service expenses for the three months ended October 31, 1998 decreased $0.7 million primarily due to the sale of drilling service assets. Depreciation, depletion and amortization expense for the three months ended October 31, 1998 increased $6.2 million due to a $0.34 per Mcfe increase in the depletion rate resulting from higher cost properties and unsuccessful drilling results. General and administrative expenses decreased by $1.0 million primarily as a result of a decrease in professional fees. Taxes other than income taxes increased $0.2 million over the prior period due primarily to increases in franchise taxes. The impairment loss relates to a write-down of $164.9 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling in accordance with the full cost method of accounting.

      Interest income for the three months ended October 31, 1998 decreased by $3.9 million as compared to the prior period due to lower cash balances available for investment. TransTexas does not expect to earn significant interest income during the remainder of fiscal year 1999. Interest expense increased by $5.0 million primarily as a result of the issuance of dollar-denominated production payments and a decrease in the amount of interest capitalized in connection with the acquisition of undeveloped leasehold acreage.

      NINE MONTHS ENDED OCTOBER 31, 1998, COMPARED WITH THE NINE MONTHS ENDED OCTOBER 31, 1997

      Gas, condensate and NGL revenues for the nine months ended October 31, 1998 decreased by $73.4 million from the prior period, due primarily to decreases in gas and NGLs sales volumes attributable to the divestiture of producing properties as a result of the Lobo Sale. The average monthly prices received per Mcf of gas, ranged from $1.86 to $2.36 in the nine months ended October 31, 1998, compared to a range of $1.49 to $2.94, excluding amounts dedicated to volumetric production payments in the same period in the prior year. As of October 31, 1998, TransTexas had a total of 142 producing wells compared to 106 producing wells at October 31, 1997. Transportation revenues decreased $12.1 million over the prior period due primarily to the divestiture of the pipeline system in connection with the Lobo Sale. Drilling services revenues increased by $2.8 million for the nine months ended October 31, 1998 due to an increase in services provided to third parties prior to the sale of the drilling services division. TransTexas' net gain on the sale of assets includes a pre-tax gain of $68.4 million for the sale of certain drilling services division assets and a pre-tax loss of $2.6 million due to post-closing adjustments to the Lobo Sale purchase price.

      Lease operating expenses for the nine months ended October 31, 1998 decreased by $6.4 million from the prior period due primarily to the Lobo Sale. Pipeline and gathering expenses decreased by $8.7 million from the prior period due primarily to the divestiture of the pipeline system. NGL costs decreased by $14.5 million from the prior period due to the Lobo Sale and the resulting decrease in the volumes of natural gas processed. Drilling service expenses for the nine months ended October 31, 1998 increased $0.8 million primarily due to increased costs related to providing services to the new operator of the Lobo Trend properties. Depreciation, depletion and amortization expense for the nine months ended October 31, 1998 decreased $22.0 million due to the Lobo Sale and the resulting decrease in TransTexas' undedicated natural gas production, partially offset by a $0.34 per Mcfe increase in the depletion rate. General and administrative expenses decreased by $13.7 million primarily as a result of a decrease in litigation expense. Taxes other than income taxes decreased by $4.0 million over the prior period due primarily to decreases in ad valorem, severance and excise taxes associated with the Lobo Sale and the resulting decrease in the number of producing wells offset partially by an increase in franchise taxes. The impairment loss of $186.7 million for the nine months ended October 31, 1998 relates to a write-down of $181.2 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling and a $5.5 million write-down of an underutilized pipeline system.

      Interest income for the nine months ended October 31, 1998 decreased by $10.2 million as compared to the prior period due to lower cash balances available for investment. TransTexas does not expect to earn significant interest income during the remainder of fiscal year 1999. Interest expense decreased by $1.7 million primarily as a result of the retirement of the Senior Secured Notes in June 1997, offset in part by an increase in interest attributable to the issuance of dollar-denominated production payments agreement and a decrease in the amount of interest capitalized in connection with the acquisition of undeveloped leasehold acreage.

LIQUIDITY AND CAPITAL RESOURCES

      TransTexas makes substantial capital expenditures for the exploration and development of natural gas and oil reserves. TransTexas historically has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, an accounts receivable revolving credit facility and other financings. Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas and oil. Proceeds from natural gas and oil sales are received at approximately the same time that production-related burdens, such as royalties, production taxes and drilling program obligations, are payable.

      For the nine months ended October 31, 1998, total capital expenditures were $181 million, including $15 million for lease acquisitions, $156 million for drilling and development, and $10 million for gas gathering, other equipment and seismic acquisitions. Capital expenditures for fiscal year 1999 will exceed the $177 million originally estimated, and have significantly exceeded cash flow from operations. TransTexas has reduced planned capital expenditures for the remainder of fiscal year 1999 and for fiscal year 2000. Capital expenditures for the fourth quarter of fiscal year 1999 and for fiscal year 2000 are estimated to be $22 million and $95 million, respectively. However, these amounts are still in excess of anticipated cash flows from operating activities. A further reduction in planned capital spending or an extended decline in gas and oil prices could result in less than anticipated cash flow from operations in fiscal year 1999 and later years which could have a material adverse effect on TransTexas. To finance its capital expenditure and working capital requirements, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales and financings which may include borrowings or production payments. TransTexas' debt covenants may limit its ability to obtain additional financing or to sell properties, and there is no assurance that adequate funds can be obtained on a timely basis from such sources.

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

      In February 1998, TransTexas entered into a production payment drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $75 million. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. As of October 31, 1998, the outstanding balance of the production payment was $46.5 million.

      In September 1998, TransTexas sold to an unaffiliated third party a term overriding royalty in the form of a dollar-denominated production payment in certain of TransTexas' producing properties for net proceeds of $10 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum. As of October 31, 1998, the outstanding balance of the production payment was $10 million

      During the nine months ended October 31, 1998, TEC advanced an aggregate of approximately $13.8 million to TransTexas pursuant to a $50 million promissory note which matures on June 14, 2002. The note bears interest in an amount equal to a fixed semi-annual interest payment of $2.8 million, prorated based on the average outstanding balance of all notes (other than the note evidencing the TransTexas Intercompany Loan) between TransTexas and TEC and the average outstanding balance of all notes (other than the note evidencing the TARC Intercompany Loan) between TARC and TEC. TransTexas repaid $48.2 million of the advances resulting in an outstanding balance at October 31, 1998 of $2.5 million.

      TransTexas and BNY Financial Corporation are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 14, 1997. As of October 31, 1998, outstanding advances under the BNY Facility totaled approximately $5.1 million. Interest accrues on advances at the rate of (I) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory. As of October 31, 1998, TranTexas was not in compliance with these covenants, and BNY has agreed to waive the noncompliance. Additional waivers may be required in the future.

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

      In December 1998, TransTexas sold certain gas and oil properties for net proceeds of approximately $16.7 million.

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

      TransTexas has entered into various contracts whereby TransTexas is required to deliver approximately 125 MMcf per day to specified delivery points. TransTexas will incur certain charges if it does not deliver specified quantities under the contracts. Such charges totaled $0.8 million and $1.1 million during the three and nine months ended October 31, 1998, respectively. In August 1998, TransTexas entered into a settlement agreement whereby delivery commitments of approximately 350 MMcf per day were released in exchange for TransTexas' interest in a pipeline, elimination of amounts due TransTexas pursuant to the Lobo Sale Agreement and a cash payment by TransTexas of $2.7 million. In July 1998, TransTexas reduced the gain on sale of assets by $3.4 million as a result of this proposed settlement.

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

      In addition, certain changes or other events in respect of the ownership or control of TransTexas that do not constitute a Change of Control under the Subordinated Notes Indenture or the TransTexas Intercompany Loan may result in a "change of control" of TransTexas under the terms of the BNY Facility. Such an occurrence could create an obligation for TransTexas to repay any amounts due under the BNY Facility. At October 31, 1998, TransTexas had approximately $5.1 million of indebtedness subject to such right of repayment. In the event of a Change of Control under the Subordinated Notes Indenture or the TransTexas Intercompany Loan or a "change of control" under the terms of the BNY Facility, there can be no assurance that TransTexas will have sufficient funds to satisfy any such payment obligations. A change of control or other event that results in Deconsolidation of TransTexas and TransAmerican for federal income tax purposes could result in acceleration of a substantial amount of federal income taxes.

LACK OF COMPLETE YEAR 2000 COMPLIANCE

      The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause information technology ("IT") systems to malfunction in and around the Year 2000. Such malfunctions may lead to significant business delays in the U.S. and internationally. The Year 2000 problem will potentially impact the normal business activities because information necessary to monitor and control various operations is controlled by computers. In addition to potential problems from computer systems, potential problems could arise from equipment with embedded chips.

      TransTexas has defined a Year 2000-compliant system as one capable of correct identification, manipulation and calculation when processing data in connection with the year change from December 31, 1999 to January 1, 2000. A Year 2000-compliant system is also capable of correct identification, manipulation and calculation using leap years both alone and in conjunction with other dates.

      Not all of TransTexas' systems are compliant under the above definition. However, TransTexas is addressing the issues associated with this problem in the following manner.

o In the first stage, TransTexas commenced preparation of an inventory of all IT and non-IT systems, as well as equipment that could have embedded chips, whether or not critical to the operation of the business. TransTexas also compiled a listing of material relationships with third parties with which it conducts business. These relationships include contractors, suppliers and financial institutions. The state of this stage of the Year 2000 compliance process is approximately 95% complete.

o In stage two, the Company is assessing the results of the completed portions of inventory done in the first stage to determine the Year 2000 impact and what actions need to be taken to obtain Year 2000 compliance. For TransTexas' internal systems, actions needed include obtaining vendor certification of Year 2000 compliance, remediating internal systems or replacing systems and equipment that cannot be remediated. This stage is approximately 85% complete with respect to internal systems. Major outstanding items include receipt of vendor certifications and installation of Year 2000 upgrades for certain non-critical systems. TransTexas has determined a course of action for remediation or replacement of all identified critical internal systems. TransTexas is surveying and obtaining information about Year 2000 readiness of its material third-party relationships. Contingency plans will be developed for those third parties that cannot satisfactorily demonstrate Year 2000 compliance.

o The third stage includes the repair, replacement or retirement of systems. This stage of the Year 2000 process is ongoing and is dependent upon the availability of upgrades from TransTexas' IT vendors, technician time to implement the upgrades and notification from other third parties of Year 2000 compliance. TransTexas has been upgrading packaged software throughout the organization. TransTexas began implementation of a new financial reporting system on December 1, 1998. Several operational systems are in various stages of implementation, which should be completed prior to June 1999. The vendors of these new systems have provided certification that their respective software packages are Year 2000 compliant according to TransTexas' definition.

o The last stage of the implementation process, which is approximately 40% complete, includes testing all of the changes implemented individually and integrating those changes with all of the systems of TransTexas and its suppliers and customers. Various forms of testing are used depending on the type of change implemented. Each upgrade, to the extent economically feasible, will be run through a test environment before it is implemented.

It is then tested to see how well it integrates into TransTexas' overall IT environment. Currently, TransTexas is not employing any independent verification processes of its systems' tests.

      As of October 31, 1998, TransTexas had incurred approximately $2 million in direct costs with respect to its Year 2000 compliance program. TransTexas anticipates spending an additional $0.5 million in direct costs to complete its Year 2000 compliance program.

      Despite TransTexas' best efforts to ready its systems and infrastructure for the Year 2000, there are many factors outside of TransTexas' control that could affect readiness for the Year 2000. Although TransTexas believes that Year 2000 compliance will be accomplished by the implementation of the program described above, there could be operational issues with the new systems implemented that prevent TransTexas from solving the Year 2000 compliance issue in a timely manner. In such event, TransTexas could be required to implement a contingency plan for Year 2000 compliance. Although TransTexas has not completely finalized its contingency plans, TransTexas will select from several alternative plans including remediation of its software, installation of other third party vendor software or some combination of alternatives. Substantial completion of these plans is expected by September 1999 with continual refinement to the plans ongoing until all of TransTexas' critical systems and all critical third-party relationships have demonstrated Year 2000 compliance.

      The potential impact of the Year 2000 problem on TransTexas could be material, as virtually every aspect of the business will be affected. TransTexas may be adversely affected by this problem, depending on whether it and the entities with which it does business address this issue successfully.

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

       27.1 -- Financial Data Schedule

(b)    REPORTS ON FORM 8-K

       There were no reports on Form 8-K filed during the quarter ended October 31, 1998.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TRANSTEXAS GAS CORPORATION
                                                  (Registrant)




                                           By:          /s/ Ed Donahue
                                               ---------------------------------
                                               Ed Donahue, Vice President
                                                and Chief Financial Officer


December 15, 1998

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
15.1          Letter of Independent Accountants regarding awareness of
              incorporation by reference.

27.1          Financial Data Schedule