Form 10-Q/A
period 1998-10-31
TRANSTEXAS GAS CORP
filed 1998-12-21
CIK 904977

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A

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


      During the nine months ended October 31, 1998, total capital expenditures were $181 million, including $15 million for lease acquisitions, $156 million for drilling and development, and $10 million for gas gathering, other equipment and seismic acquisitions. Subject to cash availability, capital expenditures for fiscal 1999 are estimated to be approximately $203 million, which is in excess of projected cash flow from operations. TransTexas has reduced planned capital expenditures for the remainder of fiscal year 1999 and for fiscal year 2000. Capital expenditures for the fourth quarter of fiscal year 1999 and for fiscal year 2000 are estimated to be $22 million and $95 million, respectively. However, these amounts are still in excess of anticipated cash flows from operating activities. A further reduction in planned capital spending or an extended decline in gas and oil prices could result in less than anticipated cash flow from operations in fiscal 1999 and later years, which could have a material adverse effect on TransTexas. To finance its capital expenditure and working capital requirements, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales and financings which may include borrowings or production payments. TransTexas' debt covenants may limit its ability to obtain additional financing or to sell properties, and there is no assurance that adequate funds can be obtained on a timely basis from such sources. TransTexas has substantial accounts payable outstanding. The vendors under certain of such accounts payable have filed liens against TransTexas' properties. TransTexas is currently assessing the amount and validity of the obligations underlying such liens and believes that such obligations are not material; however, if the total accounts payable are not reduced and additional liens are filed, a default under TransTexas' debt documents may result. Moreover, a foreclosure of such liens could negatively affect the security interest of the TEC Indenture. TransTexas intends to substantially reduce its accounts payable with the proceeds of asset sales and additional financings, but there can be no assurance that such proceeds, if any, will be sufficient. See Note 8.


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

9.    TRANSACTIONS WITH AFFILIATES


      On June 13, 1997, a services agreement was entered into among TransAmerican, TEC, TARC and TransTexas. Under the services agreement, TransTexas provided accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican will provide advisory services to TransTexas, TARC and TEC. As of October 31, 1998 and January 31, 1998, the receivable from TARC and TransAmerican for such services was $2.1 million and $1.4 million, respectively. In connection with a December 15, 1998 transaction pursuant to which TARC transferred its refinery assets to a minority-owned subsidiary, TCR Holding Corporation, a Delaware corporation ("TCR Holding"), and TCR Holding transferred such assets to its majority owned subsidiary, TransContinental Refining Corporation, a Delaware corporation ("TransContinental"), TransTexas will enter into an Amended and Restated Services Agreement with TransAmerican and its affiliates (other than TCR
Holding and TransContinental) and an Amended and Restated Services Agreement (the "TCR Group Services Agreement") with TCR Holding and TransContinental. Pursuant to the TCR Group Services Agreement, TransTexas expects to provide accounting, legal, administrative and other services to the TCR Group through December 15, 2000 and receive payment for such services, through February 28, 1999, in the amount of $200,000 per month. Subsequent to February 28, 1999, the monthly fee will be adjusted based on an assessment of the cost to TransTexas of providing such services.



      TEC makes advances to TransTexas pursuant to a promissory note which matures on June 14, 2002. The note bears interest in an amount equal to a fixed semi-annual interest payment of $2.8 million, prorated based upon the average outstanding balance of all notes (other than the note evidencing the TransTexas Intercompany Loan) between TransTexas and TEC and the average outstanding balance of all notes (other than the note evidencing the TARC Intercompany Loan) between TARC and TEC. During the nine months ended October 31, 1998, TEC advanced an aggregate of approximately $13.8 million to TransTexas and TransTexas repaid $48.2 million to TEC under the note. Interest payments are due and payable each June 15 and December 15. As of October 31, 1998 and January 31, 1998, the outstanding balance of the note was $2.5 million and $37.0 million respectively. As of October 31, 1998 and January 31, 1998, the accrued interest was $1.3 million and $0.8 million, respectively. On December 15, 1998, TransTexas borrowed an additional $6.0 million.


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


      For the nine months ended October 31, 1998, total capital expenditures were $181 million, including $15 million for lease acquisitions, $156 million for drilling and development, and $10 million for gas gathering, other equipment and seismic acquisitions. Capital expenditures for fiscal year 1999 will exceed the $177 million originally estimated, and have significantly exceeded cash flow from operations. TransTexas has reduced planned capital expenditures for the remainder of fiscal year 1999 and for fiscal year 2000. Capital expenditures for the fourth quarter of fiscal year 1999 and for fiscal year 2000 are estimated to be $22 million and $95 million, respectively. However, these amounts are still in excess of anticipated cash flows from operating activities. A further reduction in planned capital spending or an extended decline in gas and oil prices could result in less than anticipated cash flow from operations in fiscal year 1999 and later years which could have a material adverse effect on TransTexas. To finance its capital expenditure and working capital requirements, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales and financings which may include borrowings or production payments. TransTexas' debt covenants may limit its ability to obtain additional financing or to sell properties, and there is no assurance that adequate funds can be obtained on a timely basis from such sources. TransTexas has substantial accounts payable outstanding. The vendors under certain of such accounts payable have filed liens against TransTexas' properties. TransTexas is currently assessing the amount and validity of the obligations underlying such liens and believes that such obligations are not material; however, if the total accounts payable are not reduced and additional liens are filed, a default under TransTexas' debt documents may result. Moreover, a foreclosure of such liens could negatively affect the security interest of the TEC Indenture. TransTexas intends to substantially reduce its accounts payable with the proceeds of asset sales and additional financings, but there can be no assurance that such proceeds, if any, will be sufficient.


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

      In September 1998, TransTexas sold to an unaffiliated third party a term overriding royalty in the form of a dollar-denominated production payment in certain of TransTexas' producing properties for net proceeds of $10 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum. As of October 31, 1998, the outstanding balance of the production payment was $10 million

      During the nine months ended October 31, 1998, TEC advanced an aggregate of approximately $13.8 million to TransTexas pursuant to a $50 million promissory note which matures on June 14, 2002. The note bears interest in an amount equal to a fixed semi-annual interest payment of $2.8 million, prorated based on the average outstanding balance of all notes (other than the note evidencing the TransTexas Intercompany Loan) between TransTexas and TEC and the average outstanding balance of all notes (other than the note evidencing the TARC Intercompany Loan) between TARC and TEC. TransTexas repaid $48.2 million of the advances resulting in an outstanding balance at October 31, 1998 of $2.5 million. On December 15, 1998, TransTexas borrowed an additional $6 million.

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


December 21, 1998

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
15.1          Letter of Independent Accountants regarding awareness of
              incorporation by reference.

27.1          Financial Data Schedule