Form 10-K
period 1999-01-31
TRANSTEXAS GAS CORP
filed 1999-05-20
CIK 904977

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                              --------------------

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

                              --------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
      Title of Each Class                               On Which Registered
      -------------------                               ---------------------
Common Stock, $.01 par value                          New York Stock Exchange*

      (*An application for de-listing has been filed with the Commission)


           Securities registered pursuant to Section 12(g) of the Act:

                                      None

                              --------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ____.

   The aggregate market value of the voting stock held by non-affiliates of the registrant on May 12, 1999 was $8,017,876.50.

   The number of shares of common stock of the registrant outstanding on May 12, 1999 was 57,515,566.

                       DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Part III (Items 10, 11, 12 and 13) are incorporated by reference from the registrant's definitive proxy statement relating to registrant's 1999 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----

                                                   PART I

Item 1.      Business...................................................................................  1
Item 2.      Properties.................................................................................  9
Item 3.      Legal Proceedings.......................................................................... 10
Item 4.      Submission of Matters to a Vote of Security Holders........................................ 10


                                                   PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters...................... 10
Item 6.      Selected Financial Data.................................................................... 11
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
              Operations................................................................................ 12
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk................................  21
Item 8.      Financial Statements and Supplementary Data................................................ 22
Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial
              Disclosure................................................................................ 52


                                                  PART III

Item 10.     Directors and Executive Officers of the Registrant......................................... 52
Item 11.     Executive Compensation..................................................................... 52
Item 12.     Security Ownership of Certain Beneficial Owners and Management............................. 52
Item 13.     Certain Relationships and Related Transactions............................................. 52


                                                   PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K............................ 53

             Signatures................................................................................. 60

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      TransTexas Gas Corporation (the "Company" or "TransTexas") is engaged in the exploration for and development and production of natural gas and condensate, primarily in South Texas and along the upper Gulf Coast. TransTexas' business strategy is to utilize its experience in drilling and operating wells in South Texas to continue to find, develop and produce reserves at a low cost.

      On April 19, 1999, TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On April 20,1999, TransAmerican Energy Corporation ("TEC"), and its subsidiary, TransAmerican Refining Corporation ("TARC"), also filed voluntary petitions under Chapter 11. The bankruptcy cases are being jointly administered. TransTexas, TEC and TARC are operating their businesses and managing their properties as debtors-in-possession.

      The bankruptcy petitions were filed in order to preserve cash and to give the Company the opportunity to restructure its debt. Pursuant to a Credit Agreement (the "DIP Facility") dated April 27, 1999 among TransTexas, as Borrower, various financial institutions, as Lenders, Credit Suisse First Boston Management Corporation, as Administrative Agent, and TEC and TARC, as Guarantors, the Lenders have agreed to provide up to $20 million in post-petition financing to the Company (with an additional $10 million potentially available). The Company has drawn $6 million under the DIP Facility pursuant to an interim order of the Bankruptcy Court. Additional advances will be subject to the entry of a final order.

      The Company's long-term goal is to convert unproven acreage to proved reserves through drilling in underexploited areas. During fiscal 1999, management's priority was the development of newly discovered areas such as the Eagle Bay field. However, the high cost of drilling development wells and lack of capital caused by cash flow problems required the Company to slow its drilling efforts in the latter part of the year. The Company anticipates that working capital available under the DIP Facility will allow the Company to resume drilling activity and increase production. In order to meet its long-term goals, TransTexas' strategy is to drill wells in areas of the Upper Texas Gulf Coast where 3-D seismic data indicates productive potential and to drill development wells in its proven producing areas such as the Eagle Bay field and Wharton County. Planned implementation of this strategy is subject to approval of the Bankruptcy Court.

      As of February 1, 1999, TransTexas' net proved reserves, as estimated by Netherland, Sewell & Associates, Inc., were 161 Bcfe. As of January 31, 1999, TransTexas owned approximately 482,000 gross (299,200 net) acres of mineral interests. TransTexas' average net daily natural gas production for the year ended January 31, 1999 was approximately 98 MMcfd, for a total net production of 35.6 Bcf of natural gas. TransTexas' average net daily condensate and oil production for the year ended January 31, 1999 was approximately 3,070 Bpd, for a total net production of 1,120 MBbls of condensate and oil.

      During fiscal 1998, the Company sold the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for an adjusted sales price of approximately $1.1 billion (the "Lobo Sale"). TransTexas' operating data for fiscal 1998 reflect the impact of the Lobo Sale. During fiscal 1999, the Company sold certain producing properties and substantially all of the assets comprising its drilling services division. The Company is continuing to examine the feasibility of the sale of certain of its producing properties in Webb, Zapata, Jim Hogg and Starr Counties, Texas. Any such sale would be subject to approval by the lenders under the DIP facility and by the Bankruptcy Court.

      TransTexas was organized in May 1993 to facilitate the refinancing of TransAmerican Natural Gas Corporation ("TransAmerican"). TransTexas is a subsidiary of TEC, which is indirectly wholly owned by

TransAmerican. TransTexas' operations currently consist of the natural gas exploration and production businesses of TransAmerican that were transferred to TransTexas in August 1993 (the "Transfer") pursuant to an agreement among TransAmerican, TransTexas and John R. Stanley (the "Transfer Agreement"). TransTexas' principal executive office is located at 1300 North Sam Houston Parkway East, Suite 310, Houston, Texas 77032, and its telephone number at that address is (281) 987-8600.

OPERATING AREAS

      TransTexas' primary areas of operations as of January 31, 1999 are discussed below:

      EAGLE BAY. In November 1996, TransTexas reached an agreement with an unaffiliated third party to jointly conduct exploration of geological prospects in the Galveston Bay area. The parties have drilled six out of 10 prospects identified in the area, the first of which is known as Eagle Bay.

      In January 1998, TransTexas announced that it had successfully drilled, completed and flow-tested its first well in Eagle Bay, the State Tract 331 #1, located approximately one mile off the coast of San Leon, Texas, in a water depth of less than 10 feet. This discovery well flow tested at a gross rate of
76.4 MMcfd of natural gas and 11,002 Bpd of condensate and oil.

      TransTexas has successfully drilled, completed and produced three additional wells, the State Tract 331 #3, the State Tract 352 #1, and the State Tract 330 #1. These confirmation wells flow-tested at gross rates of 41 MMcfd of natural gas and 10,700 Bpd of condensate and oil, 53.9 MMcfd of natural gas and 6,264 Bpd of condensate and oil and 43.4 MMcfd of natural gas and 4,800 Bpd of condensate and oil, respectively.

      As of January 31, 1999, the Eagle Bay field was producing at a rate of 57 MMcfd of natural gas and 8,300 Bpd of condensate and oil. Subsequent to January 31, 1999, production from State Tract 330 #1 commenced. As of April 30, 1999, the Eagle Bay Field was producing at a rate of 77 MMcfd of natural gas and 9,800 Bpd of condensate and oil. As of January 31, 1999, TransTexas owned a 75% working interest covering approximately 5,338 gross (5,249 net) acres in the Eagle Bay area. Subsequent to January 31, 1999, the State Tract 331 #3 has ceased production due to down-hole problems. The Company is currently considering a workover or side-track of this well.

      In order to facilitate commercial production of natural gas and oil from the Eagle Bay field and other contemplated production in the Galveston Bay area, in July 1998, Galveston Bay Processing Corporation, a wholly owned subsidiary of the Company, completed construction of onshore production facilities at Winnie, Texas, approximately 60 miles east of Houston. These facilities are designed to separate produced natural gas and condensate streams, dehydrate and treat natural gas and stabilize condensate produced from the Eagle Bay field. Production from Eagle Bay is currently transported to Winnie through a third-party pipeline that crosses Galveston Bay.

      TransTexas intends to drill additional wells in Eagle Bay as a part of its strategy to further increase reserves and production, and has identified drilling locations from 3-D seismic data.

      OTHER GALVESTON BAY PROSPECTS. TransTexas has also drilled exploratory wells on five other prospects in the Galveston Bay area. Four of these, the Doornbos #1, State Tract 88A #1, State Tract 13E #1 and Maco #1 were unsuccessful. As of January 31, 1999, the fifth prospect, Trout Point, was being tested by the drilling of the Sheldon #1 Sidetrack #2. The original Sheldon #1 well was an attempt to test a series of reflectors located beneath salt as seen on 3-D seismic. This well encountered gas bearing sands beneath the salt and was drilling at a depth of 21,442 feet when a gas pocket was encountered that eventually resulted in the sticking of the drill pipe and subsequent loss of the hole. TransTexas attempted a sidetrack (Sidetrack #1) to re-drill the subsalt section but was unsuccessful due to the hole deviating inside the salt body. A second sidetrack, the Sheldon #1 Sidetrack #2, was then drilled to once again attempt completion in the subsalt, gas bearing sands seen in the Sheldon #1. Subsequent to January 31, 1999, TransTexas drilled the Sidetrack #2 to a depth of 21,576 feet. Mechanical difficulties prevented the well from being drilled further. Wireline logs, run to a depth of 21,228 feet, suggested 88 feet of potential pay with porosity of up to 27%. As much as 200 feet of additional sand was encountered in the interval between 21,288 and 21,576 feet. The Company attempted to complete the well after flow from these additional sands was encountered. While attempting the completion, gas began flowing from the lower zone, and the well was shut in with 6,800 pounds per square inch of pressure at the surface, causing the 9-5/8 inch casing to burst. In order to prevent gas flow to the surface from the resulting underground blowout, TransTexas cemented the well to the surface. The Company intends to re-drill the prospect as the Sheldon #1-R (replacement), as soon as funds are available, in order to confirm the presence of commercially productive sands. As of January 31, 1999, TransTexas owned a 73% working interest covering approximately 17,708 gross (16,880) net acres in the Galveston Bay area prospects, including Eagle Bay.

      BOB WEST NORTH. In late 1994, TransTexas made a natural gas discovery in the Bob West North area of southern Zapata County, Texas. As of January 31, 1999, TransTexas had drilled 56 wells and completed 53 wells in the area. As of January 31, 1999, TransTexas' mineral interests in Bob West North consisted of a 100% working interest in 14,323 gross (12,126 net) acres. For the fiscal year ended January 31, 1999, TransTexas produced 16.8 Bcf (11.7 Bcf net) from the Bob West North area at an average net daily rate of 32 MMcfd. Recently obtained 3-D seismic data indicates the potential for additional drilling locations to further develop productive reservoirs in the area.

      FANDANGO SOUTH. As of January 31, 1999, TransTexas had drilled 13 wells, and completed nine wells in the Fandango South field located in Jim Hogg County, Texas. For the fiscal year ended January 31, 1999, TransTexas produced 2.3 Bcf (1.7 Bcf net) of natural gas from this field, at an average net daily rate of 5 MMcfd. As of January 31, 1999, TransTexas held a 98% working interest in approximately 4,871 gross (4,871 net) acres in Fandango South.

      WHARTON AND AUSTIN COUNTIES. In 1995, TransTexas entered into an agreement with an unaffiliated third party acting as operator, to jointly develop the mineral rights in the shallow Frio and Miocene sands in Wharton County, Texas. As of January 31, 1999, 62 wells had been drilled in shallow formations in the area, 26 of which had been completed. As of January 31, 1999, TransTexas held a 75% working interest in the shallow mineral rights in approximately
42,246 gross (39,957 net) acres in Wharton County.

      TransTexas also acquired mineral rights covering deeper Yegua and Wilcox formations in Wharton County and adjacent Austin County. TransTexas has drilled 12, and completed 10, deeper wells in the area, including the Joel Hudgins #1, the Rees-Gifford #1, the Obenhaus #2 and the Noska #1 in the Wilcox. TransTexas intends to drill additional wells in the Yegua and Wilcox formations as a part of its strategy to further increase reserves and production, and has identified drilling locations from 3-D seismic data. As of January 31, 1999, TransTexas held a 100% working interest in the mineral rights below the top of the Yegua formation in approximately 55,760 gross (51,773 net) acres.

      For the fiscal year ended January 31, 1999, TransTexas' Wharton County properties produced 5.3 Bcf (3.9 Bcf net) of natural gas, at an average net daily rate of 11 MMcfd.

      LIVE OAK COUNTY. In June 1998, TransTexas announced that it had drilled, completed and flow-tested its first well in Live Oak County, Texas, the McNeil #1. This discovery well flow-tested at a rate of 19.2 MMcfd of natural gas. Production commenced in August 1998. TransTexas intends to drill additional wells to develop the field as a part of its strategy to further increase reserves and production, and has identified potential drilling locations from 3-D seismic data. For the fiscal year ended January 31, 1999, TransTexas' Live Oak County properties produced 1.0 Bcf (0.7 Bcf net) of natural gas, at an average net daily rate of 2 MMcfd. As of January 31, 1999, TransTexas owned an 80% working interest in approximately 8,019 gross (8,004 net) acres in Live Oak County.

      LOUISIANA. TransTexas entered into a separate venture with its Galveston Bay co-venturer covering prospects in South Louisiana. During fiscal 1999, TransTexas drilled three unsuccessful exploratory wells on three out of eight prospects identified in the area. TransTexas owned a 37% working interest in a discovery well in Vermilion Parish and a 25% working interest in a second well that commenced production in May 1998 and September 1998, respectively. In December 1998, TransTexas sold its interest in these wells for a sales price of $4.7 million. As of January 31, 1999, TransTexas owned a 60% average working interest in 16,857 gross (16,339 net) acres. Subsequent to January 31, 1999, TransTexas assigned certain of its interests in South Louisiana to its Galveston Bay co-venturer and no longer has any obligations to drill additional wells in Louisiana.

      OTHER AREAS. TransTexas has also made discoveries of natural gas and oil in other prospects that, as of January 31, 1999, were in the preliminary stages of development drilling but which management believes have the potential to increase reserves and production.

      TransTexas owns an 85% working interest in 1,927 gross (1,623 net) acres in Brazoria County, Texas. As of January 31, 1999, TransTexas had drilled four wells and completed three wells in Brazoria County. For the fiscal year ended January 31, 1999, TransTexas' Brazoria County properties produced 1.1 Bcf (0.8 Bcf net) of natural gas, at an average daily rate of 2 MMcfd.

      TransTexas owns a 100% working interest in 14,415 gross (14,408 net) acres in Chambers County, Texas. As of January 31, 1999, TransTexas had drilled seven wells and completed four wells in Chambers County. TransTexas has conducted a 3-D seismic survey covering approximately 31 square miles that indicates multiple prospective drilling locations. For the fiscal year ended January 31, 1999, TransTexas' Chambers County properties produced 5.3 Bcf (3.9 Bcf net) of natural gas, at an average daily rate of 11 MMcfd.

      TransTexas holds a 98% working interest in approximately 11,442 gross (8,014 net) acres in the La Grulla area of Starr County, Texas. As of January 31, 1999, TransTexas had drilled 38 wells and completed 19 wells in La Grulla. For the fiscal year ended January 31, 1999, TransTexas' La Grulla properties produced 1.8 Bcf (1.3 Bcf net) at an average net daily rate of 3 MMcfd.

EXPLORATION AND PRODUCTION OPERATIONS

      The exploration and production activities of TransTexas consist of geological evaluation of current and prospective properties, the acquisition of mineral interests in prospects and the development and operation of leased properties for the production and sale of natural gas, condensate and crude oil. TransTexas' technical staff consists of geologists, geophysicists and engineers. TransTexas' technical staff selects drilling locations based on the interpretation of available well data, enhanced by 3-D and 2-D seismic data. TransTexas operates substantially all of its producing properties. TransTexas believes that this experience is especially important in south and upper coastal Texas, which are geologically complex.

      During the five years ended January 31, 1999, TransTexas completed approximately 69% of 533 wells. As of January 31, 1999, TransTexas was drilling three gross (two net) wells. As of January 31, 1999, TransTexas had a total of 127 productive wells. TransTexas had a working interest in the following numbers of wells that were drilled during the periods indicated:

                                                          YEAR ENDED JANUARY 31,
                                            ---------------------------------------------------
                                                  1999             1998              1997
                                            ---------------   --------------    ---------------
                                             GROSS     NET    GROSS     NET     GROSS      NET

Exploratory Wells (1):
  Productive(2)                                9        9      13       11       36        33
  Non-Productive                               6        5      16       14       45        41
  % Productive                                60%      63%     45%      44%      44%       45%
Development Wells(1):
  Productive(2)                               14       12      47       43       67        66
  Non-Productive                               9        9      31       27        3         3
  % Productive                                61%      58%     60%      62%      96%       96%

--------------------
(1) The number of net wells is the sum of the fractional working interests owned in gross wells.

(2) Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connection. Wells that are completed in more than one producing zone are counted as one well.

      The following table sets forth information with respect to net production and average unit prices and costs for the periods indicated:

                                                                      YEAR ENDED JANUARY 31,
                                                            --------------------------------------
                                                               1999          1998           1997
                                                            ----------    ----------    ----------
Production:
  Gas (Bcf) (1)........................................           35.6          72.4         153.6
  NGLs (MMgals)........................................            8.4          62.4         174.2
  Condensate and oil (MBbls)...........................          1,120          619            604
Average sales prices:
  Gas (dry) (per Mcf)(2)...............................         $ 2.10       $ 2.09         $ 2.14
  NGLs (per gallon)....................................            .21          .29            .36
  Condensate and oil (per Bbl).........................          11.91        19.20          21.54
Average lifting cost per Mcfe(3).......................            .37          .34            .29

(1) Net gas production volumes for the years ended January 31, 1998 and 1997, include 7.3 and 32.0 Bcf delivered pursuant to volumetric production payments.

(2)      Average prices for the years ended January 31, 1998 and 1997, include
         7.3 Bcf and 32.0 Bcf delivered pursuant to volumetric production payments. The average gas price for TransTexas' undedicated production for these periods was $2.10 per Mcf and $2.39 per Mcf, respectively.

(3) Condensate and oil are converted to a common unit of measure on the basis of six Mcf of natural gas to one barrel of condensate or oil. The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors. The calculation of average lifting cost per Mcfe for the years ended January 31, 1998 and 1997, includes volumes delivered to third parties under volumetric production payments.

DRILLING SERVICES DIVISION

      On April 30, 1998, TransTexas sold its oilfield stimulation, cementing and coiled tubing equipment and related facilities to an unaffiliated third party for a sales price of $30 million, subject to post-closing adjustments. For the year ended January 31, 1999, TransTexas recorded a $10.5 million pre-tax gain as a result of this sale.

      On June 26, 1998, TransTexas sold its drilling rigs and related facilities to an unaffiliated third party for a sales price of $75 million. On August 17, 1998, TransTexas sold its remaining well services assets to an unaffiliated third party for a sales price of $20.5 million. TransTexas recorded pre-tax gains of $51.2 million and $5.3 million, respectively, as a result of these sales.

      As a result of these sales, TransTexas no longer operates in the drilling services segment. TransTexas currently obtains drilling services on an as needed basis pursuant to an agreement with the third party to whom TransTexas sold its drilling rigs in June 1998. Pursuant to the agreement, TransTexas is obligated to engage the third party to provide drilling services for certain land drilling activities and the third party is obligated to provide such services and to make available up to 15 drilling rigs. TransTexas is currently renegotiating the rates payable for such services and rigs.

NATURAL GAS TRANSPORTATION AND PROCESSING

      As a part of the Lobo Sale, TransTexas divested the majority of its pipeline assets and no longer transports or processes a significant amount of natural gas for third parties. TransTexas initially retained from the Lobo Sale its right to earn a 37.5% interest in a 28-mile segment of 24-inch pipeline it had previously built to connect the Bob West North field to a pipeline in Webb County, Texas. Effective March 1, 1997, TransTexas entered into two agreements with Lobo Pipeline Company for firm and interruptible gas transportation from its Bob West North field to the Agua Dulce marketing hub or to the Exxon King Ranch Gas Plant for gas processing. The agreements were for a term of approximately 10 years and allowed for the transportation of up to a combined total of 400 MMcfd. In August 1998, TransTexas entered into a Lobo Pipeline settlement agreement whereby delivery commitments under such agreements were released in exchange for TransTexas' right to earn an interest in the 24-inch pipeline, elimination of certain amounts due TransTexas pursuant to the Lobo Sale Agreement and a cash payment by TransTexas of $2.7 million. In July 1998, TransTexas recorded a loss of $3.4 million as a result of this settlement.

      In July 1998, Galveston Bay Processing Corporation completed construction of onshore production facilities at Winnie, Texas, approximately 60 miles east of Houston. These facilities are designed to separate produced natural gas and condensate streams, dehydrate and treat natural gas and stabilize condensate from the Company's Eagle Bay field. Natural gas is transported by third-party pipeline from Winnie to Port Arthur where it is processed to remove natural gas liquids. TransTexas markets condensate and oil to third parties at the Winnie facility.

      TransTexas has entered into agreements for the gathering, transportation, processing and sale of natural gas produced from its Galveston Bay prospects. Current capacity constraints for transportation do not allow for optimal flow rates from the Eagle Bay field. TransTexas is negotiating additional agreements in order to increase available capacity for transportation of natural gas from the Eagle Bay field to Winnie.

      Other than the current capacity constraints at Eagle Bay, TransTexas believes that there is currently adequate pipeline transportation capacity for its hydrocarbon production in all of its operating areas. TransTexas intends to build or contract for additional pipeline capacity as future needs require. However, there can be no assurance that TransTexas will have funds available to build additional pipeline capacity.

      On June 23, 1997, TransTexas and Shell Midstream Enterprises, Inc. ("Shell") entered into a five-year gas treating agreement at Shell's Fandango Gas Plant to reduce the CO2 content of the Company's Fandango South gas production, which became operational in May 1998. Pursuant to this agreement, TransTexas has committed to deliver 75 MMcfd of natural gas for processing. The agreement also allows TransTexas to assign one-third of its commitment to a third party. A treating fee of $0.12 per Mcf must be paid by TransTexas, subject to adjustment in certain circumstances.

      In June 1998, TransTexas and Duke Field Services, Inc. ("Duke") entered into a three-year contract to extract natural gas liquids from the high-Btu natural gas stream leaving the Winnie production facilities. TransTexas can elect, at its discretion on a monthly basis, whether to process the natural gas to recover natural gas liquids. The Company's decision whether to process the natural gas is based on prevailing market prices. During fiscal 1999, TransTexas produced 8.4 MMgals of natural gas liquids.

NATURAL GAS MARKETING

      TransTexas sells its natural gas on the spot market on an interruptible basis or pursuant to long-term contracts at market prices. For the year ended January 31, 1999, five purchasers accounted for a total of 71% of the consolidated natural gas, condensate and NGLs revenues of TransTexas. TransTexas believes that the loss of any single purchaser would not have a material adverse effect on TransTexas due to the availability of other purchasers for TransTexas' production at comparable prices.

      In January 1997, TransTexas and Koch Energy Trading Inc. entered into a gas purchase contract pursuant to which TransTexas is required to deliver 25,000 MMBtu per day to a specified delivery point. The purchase price is determined by an industry index less $0.08 per MMBtu. Deliveries commenced on June 1, 1997 and are to continue through August 31, 1999.

      In June 1998, TransTexas entered into gas purchase agreements with Tejas Gas Marketing, LLC and PanEnergy Marketing Company, which set forth the terms and conditions covering the sale by TransTexas of substantially all of its gas production from the Eagle Bay field in Galveston County, Texas. The agreements provide for deliveries in excess of 50,000 MMBtu per day at a price calculated from an industry index. The agreements have terms of five years and two years, respectively.

PRODUCTION PAYMENTS

      In February 1998, TransTexas entered into a production payment drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $75 million. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. As of January 31, 1999, the outstanding balance of the production payment was $48.0 million.

      In September 1998, TransTexas sold to an unaffiliated third party a term overriding royalty in the form of a dollar-denominated production payment in certain of TransTexas' producing properties for net proceeds of $10 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum. As of January 31, 1999, the outstanding balance of the production payment was $9.2 million.

HEDGING

      From time to time, TransTexas has entered into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. These Hedge Agreements were accounted for as hedges and, accordingly, any gains and losses were deferred and recognized in the respective month as physical volumes were sold. For the fiscal year ended January 31, 1998, TransTexas made net settlement payments totaling approximately $7.4 million to the counterparty pursuant to the Hedge Agreements. As of January 31, 1999, TransTexas had no Hedge Agreements or other derivative instruments outstanding.

COMPETITION

      TransTexas encounters significant competition from major oil and gas companies and independent operators in the acquisition of desirable undeveloped natural gas leases and in the sale of natural gas. Many of its competitors are large, well-established companies with substantially greater capital and human resources than TransTexas' and which, in many instances, have been engaged in the energy business for a much longer time than TransTexas.

      The primary bases for competition in the natural gas and oil exploration and production businesses are available capital and the costs involved in finding and developing gas and oil resources combined with commodity sales prices and market access.

EMPLOYEES

      As of January 31, 1999, TransTexas had approximately 220 employees, including approximately 70 field workers. TransTexas may engage the services of independent geological, engineering, land and other consultants from time to time. None of TransTexas' employees are parties to a collective bargaining agreement.

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

ASSUMPTION OR REJECTION OF CONTRACTS

      Pursuant to Section 365 of Chapter 11 U.S.C., the Company has the right to assume or reject executory contracts. The Company is currently reviewing all such contracts.

ENVIRONMENTAL MATTERS

      See Note 13 of Notes to Consolidated Financial Statements for a discussion of environmental matters affecting TransTexas.

ITEM 2.  PROPERTIES

ACREAGE AND PRODUCTIVE WELLS

      The following table sets forth TransTexas' total developed and undeveloped acreage and productive wells as of January 31, 1999:

                                                                       DEVELOPED      UNDEVELOPED       PRODUCTIVE
                                                                        ACREAGE         ACREAGE          WELLS(1)
                                                                       ---------       ---------        ----------

      Gross........................................................    19,140        462,881          127
      Net (2)......................................................    16,263        282,933          110

(1) Of the total productive wells, 118 gross (108 net) were gas wells and 9 gross (2 net) were oil wells. As of January 31, 1999, TransTexas had interests in 2 productive wells which had multiple completions.

(2) The number of net acres and net wells is the sum of the fractional working interests owned in gross acres and gross wells, respectively.

RESERVES

      As of February 1, 1999, TransTexas had total proved reserves of 120.7 Bcf of natural gas and 6,640 MBbls of condensate and oil. See Note 17 of Notes to Consolidated Financial Statements, which contains supplemental information regarding TransTexas' proved reserves. Proved reserves are the estimated quantities of natural gas, condensate and oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimation of reserves requires substantial judgment on the part of petroleum engineers, resulting in imprecise determinations, particularly with respect to recent discoveries. The accuracy of any reserve estimate depends on the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may result in revisions of the estimate. Accordingly, estimates of reserves are often materially different from the quantities of natural gas, condensate and oil that are ultimately recovered, and these estimates will change as future production and development information becomes available. The reserve data represent estimates only and should not be construed as being exact.

TITLE TO PROPERTIES/LIENS AND CLAIMS

      As is customary in the oil and gas industry, TransTexas performs only a preliminary title investigation before leasing undeveloped properties. Accordingly, working interest percentages and gross and net acreage amounts for undeveloped properties are preliminary. However, a title opinion is typically obtained before the commencement of drilling operations and any material defects in title are remedied prior to the time actual drilling of a well on the lease is commenced. TransTexas has not obtained title opinions on all of its properties. The Company is uncertain as to the impact that failure to obtain a title opinion has on the Company's title to developed properties. TransTexas' properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens. In addition, numerous vendors have filed liens and claims against TransTexas and Galveston Bay Processing Corporation that could materially affect certain of TransTexas' and Galveston Bay Processing Corporation's properties. During pendency of the bankruptcy proceedings, these claims are stayed.

ITEM 3.  LEGAL PROCEEDINGS

      See Notes 13 and 15 of Notes to Consolidated Financial Statements for information about TransTexas' legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the three months ended January 31, 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      Prices for the common stock of TransTexas are currently quoted on Nasdaq's Over The Counter Bulletin Board under the symbol "TTGGQ." TransTexas' common stock traded on the New York Stock Exchange ("NYSE") under the symbol "TTG" from October 30, 1997 until trading was suspended on April 19, 1999 due to the Company's bankruptcy filing. On May 20, 1999, the NYSE filed with the Securities and Exchange Commission an application to de-list the common stock. From March 10, 1994 until October 30, 1997, TransTexas' common stock traded on the Nasdaq National Market tier of The Nasdaq Stock Market ("NNM") under the symbol "TTXG." The following table sets forth, on a per-share basis for the periods indicated, the high and low sales prices for TransTexas' common stock as reported by the NYSE and NNM.

                                                                                   HIGH         LOW
                                                                                   ----         ---

      Fiscal year ended January 31, 1999:
         Fourth Quarter                                                          $  4.688    $  1.938
         Third Quarter                                                              6.938       1.000
         Second Quarter                                                            12.625       7.000
         First Quarter                                                             17.125      11.875

      Fiscal year ended January 31, 1998:
          Fourth Quarter                                                         $ 20.375    $ 13.500
          Third Quarter                                                            19.375      13.250
          Second Quarter                                                           17.250      13.250
          First Quarter                                                            17.500      12.000

      As of May 12, 1999, there were approximately 157 record holders of TransTexas' common stock.

      TransTexas has not paid any cash dividends on its capital stock since inception, except a dividend of approximately $33 million to TransAmerican from the proceeds of its initial public offering in March 1994. TransTexas' ability to pay dividends in the future is restricted by TransTexas' existing debt instruments and will depend on TransTexas' debt levels, earnings levels and book value and discounted value of certain tangible assets. The Company does not anticipate paying any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                         SIX MONTHS ENDED
                                                       YEAR ENDED JANUARY 31,               JANUARY 31,        YEAR ENDED JULY 31,
                                                  -------------------------------      --------------------   ---------------------
                                                     1999       1998       1997          1996       1995        1995         1994
                                                  ---------   --------   --------      --------   ---------   ---------    --------
                                                                                                 (UNAUDITED)
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Gas, condensate and NGLs revenue                  $  91,319   $164,538   $363,459      $124,663   $ 143,304   $ 275,627    $302,522
Transportation revenues                                  --     12,055     34,423        15,892      19,161      36,787      33,240
Gain on the sale of assets                           61,247    543,365      7,865           474          --          --          --
Other revenues                                        4,200      3,313        600           127          52         285         157
                                                  ---------   --------   --------      --------   ---------   ---------    --------
                                                    156,766    723,271    406,347       141,156     162,517     312,699     335,919

Operating costs and expenses                         29,482     62,356    137,019        45,629      50,893      99,310     103,459
Depreciation, depletion, and amortization            86,137     82,659    132,453        60,894      70,345     129,964     113,858
General and administrative expenses                  21,938     48,156     45,596        13,685      12,595      31,935      40,311
Litigation settlements                                   --         --    (96,000)      (18,300)         --          --      (1,000
Loss on asset impairment                            425,966         --         --            --          --          --          --
                                                  ---------   --------   --------      --------   ---------   ---------    --------
   Operating income (loss)                         (406,757)   530,100    187,279        39,248      28,684      51,490      79,291
Net interest expense                                 78,716     68,187     91,463        40,436      29,059      65,797      50,155
Income taxes and other                              (38,882)   161,669     12,491          (416)       (131)     (2,415)      5,380
Extraordinary loss, net of taxes                      1,142     72,043         --            --          --      56,637          --
                                                  ---------   --------   --------      --------   ---------   ---------    --------
   Net income (loss)                              $(447,733)  $228,201   $ 83,325     $    (772)  $    (244)  $ (68,529)   $ 23,756
                                                  =========   ========   ========     =========   =========  ==========    ========

Net income (loss) per share: (1)
 Income (loss) before extraordinary item          $   (7.76)  $   4.49   $   1.13     $   (0.01)  $      --   $   (0.16)   $   0.33
   Extraordinary item                                  (.02)     (1.08)        --            --          --       (0.77)         --
                                                  ---------   --------   --------      --------   ---------   ---------    --------
   Net income (loss)                              $   (7.78)  $    3.41  $   1.13     $   (0.01)  $      --   $   (0.93)   $   0.33
                                                  =========   ========   ========     =========   =========  ==========    ========

Dividends declared per common share (2)                  --         --         --            --          --          --          --


                                                          JANUARY 31,
                                        ---------------------------------------------    JULY 31,
                                           1999       1998       1997         1996        1995
                                        ----------  ---------  ---------   ----------  ----------
BALANCE SHEET DATA:
Working capital (deficit) (3)           $  27,072   $ (22,122) $   71,586   $  43,602   $ 106,836
Net property and equipment                292,143     701,598     846,393     715,340     601,460
Total assets                              345,367     816,635   1,053,152     938,827     826,570
Liabilities subject to
 compromise                               718,139          --          --          --          --
Total debt (4)                             56,260     630,103     941,922     824,241     800,000
Stockholders' equity (deficit)           (430,015)     24,637    (150,795)   (154,440)   (153,668)

------------------------

(1) Net income per share for the year ended July 31, 1994 gives effect to 69,000,000 shares of common stock outstanding after a 69,000-for-1 stock split which was effective in February 1994.

(2) TransTexas' existing debt instruments contain certain restrictions with respect to the payment of dividends on TransTexas' common stock.

(3) Working capital as of January 31, 1997 and 1996 and July 31, 1995 includes $46.0 million, $46.0 million and $44.7 million, respectively, of cash restricted for the payment of interest.

(4) Excludes long-term debt subject to compromise of $583.1 million as of January 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with TransTexas' Consolidated Financial Statements and Notes thereto included under Item 8 of this report.

RESULTS OF OPERATIONS

      TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate and NGLs. The profitability of TransTexas also depends on its ability to minimize finding and lifting costs and maintain its reserve base while maximizing production. In fiscal 1998, TransTexas sold the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for an adjusted sales price of approximately $1.1 billion (the "Lobo Sale"). Accordingly, TransTexas' operating results for the fiscal year ended January 31, 1998 reflect the impact of the Lobo Sale. TransTexas recorded a gain of $543.4 million on the Lobo Sale.

      TransTexas' operating data for the years ended January 31, 1999, 1998 and 1997, are as follows:


                                                                    YEAR ENDED JANUARY 31,
                                                            --------------------------------------
                                                                1999         1998          1997
                                                            ----------    ----------    ----------

       Sales volumes:
         Gas (Bcf) (1).................................           35.6          72.4         153.6
         NGLs (MMgals).................................            8.4          62.4         174.2
         Condensate and oil (MBbls)....................          1,120           619           604

       Average prices:
         Gas (dry) (per Mcf) (2).......................         $ 2.10        $ 2.09        $ 2.14
         NGLs (per gallon).............................            .21           .29           .36
         Condensate and oil (per Bbl)..................          11.91         19.20         21.54

       Number of gross wells drilled...................             38           107           151
       Percentage of wells completed...................             61%           56%           68%

(1) Sales volumes for the years ended January 31, 1998 and 1997 include 7.3 Bcf and 32.0 Bcf, respectively, delivered pursuant to volumetric production payments.

(2) Average prices for the years ended January 31, 1998 and 1997 include amounts delivered pursuant to volumetric production payments. The average gas prices for TransTexas' undedicated production for these periods were $2.10 per Mcf and $2.39 per Mcf, respectively.

       TransTexas uses the full-cost method of accounting for exploration and development costs. Under the full-cost method, the cost for successful, as well as unsuccessful, exploration and development activities is capitalized and amortized on a unit-of-production basis over the life of the remaining proved reserves. Net capitalized costs of gas and oil properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated unescalated future net revenues from proved reserves; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. For the year ended January 31, 1999, TransTexas recorded pre-tax impairments of its gas and oil properties aggregating $426 million as a result of the limitations of net capitalized costs of gas and oil properties. Due to higher gas and oil prices realized by the Company subsequent to January 31, 1999, the impairment was less than would have been recorded using January 31, 1999 prices.

        A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                            YEAR ENDED JANUARY 31,
                                                     -----------------------------------
                                                        1999         1998         1997
                                                     ---------    ---------     --------

      Operating costs and expenses:
        Lease                                        $    10.4    $    15.2     $   27.5
        Pipeline and gathering                             8.7         18.1         37.2
        Natural gas liquids                               --           14.5         49.3
        Drilling services                                  3.3          3.1           .4
                                                     ---------     --------      -------
                                                          22.4         50.9        114.4
      Taxes other than income taxes (1)                    7.1         11.4         22.6
                                                     ---------    ---------     --------
                                                     $    29.5    $    62.3     $  137.0
                                                     =========    =========     ========

--------------------------
(1) Taxes other than income taxes include severance, property and other taxes.

      TransTexas' average depletion rates have been as follows:

                                                            YEAR ENDED JANUARY 31,
                                                       1999         1998         1997
                                                     ---------    ---------     --------

      Depletion rates (per Mcfe)                     $    1.96    $    1.11     $    .96
                                                     =========    =========     ========


    YEAR ENDED JANUARY 31, 1999, COMPARED WITH THE YEAR ENDED JANUARY 31, 1998

      Gas, condensate and NGL revenues for the year ended January 31, 1999 decreased by $73.2 million from the prior year, due primarily to decreases in gas and NGLs sales volumes attributable to the divestiture of producing properties as a result of the Lobo Sale and normal production declines on other properties. These declines were partially offset by increased production from Eagle Bay. The average monthly prices received per Mcf of gas ranged from $1.90 to $2.41 in the year ended January 31, 1999, compared to a range of $1.49 to $3.01 in the prior year. As of January 31, 1999, TransTexas had a total of 127 producing wells compared to 157 producing wells at January 31, 1998. Transportation revenues decreased $12.1 million over the prior year due primarily to the divestiture of the pipeline system in connection with the Lobo Sale. Drilling services revenues decreased by $0.4 million for the year ended January 31, 1999 due to a decrease in services provided to third parties prior to the sale of the drilling services division. TransTexas' net gain on the sale of assets includes a pre-tax gain of $63.6 million for the sale of certain drilling services division assets and a pre-tax loss of $2.4 million due to post-closing adjustments to the Lobo Sale purchase price.

      Lease operating expenses for the year ended January 31, 1999 decreased by $4.8 million from the prior year due primarily to the Lobo Sale offset by increased operating expenses for the Eagle Bay field. Pipeline and gathering expenses decreased by $9.4 million from the prior year due primarily to the divestiture of the pipeline system. NGL costs decreased by $14.5 million from the prior year due to the Lobo Sale and the resulting decrease in the volumes of natural gas processed. Drilling service expenses for the year ended January 31, 1999 increased $0.2 million primarily due to increased costs related to providing services to the new operator of the Lobo Trend properties prior to divestiture of the Company's drilling services assets. Depreciation, depletion and amortization expense for the year ended January 31, 1999 increased $3.5 million due to a $0.85 per Mcfe increase in the depletion rate due to higher acquisition cost of properties and increased drilling and development costs partially offset by the Lobo Sale and the resulting decrease in TransTexas' undedicated natural gas production. General and administrative expenses decreased by $26.3 million primarily as a result of a decrease in litigation expense. Taxes other than income taxes decreased by $4.3 million over the prior year due primarily to decreases in ad valorem, severance and excise taxes as a result of the decrease in the number of producing wells, partially offset by an increase in franchise taxes. The impairment loss of $426.0 million for the year ended January 31, 1999 relates to an aggregate write-down of $420.5 million of TransTexas' net capitalized costs of gas and oil properties as a result of the limitation on net capitalized costs of gas and oil properties and a $5.5 million write-down of an underutilized pipeline system.

      Interest income for the year ended January 31, 1999 decreased by $11.2 million as compared to the prior period due to lower cash balances available for investment. TransTexas does not expect to earn significant interest income during fiscal 2000. Interest expense decreased by $0.7 million primarily as a result of the retirement of the Senior Secured Notes in June 1997, offset in part by an increase in interest attributable to the issuance of dollar-denominated production payments and a decrease in the amount of interest capitalized in connection with unevaluated leasehold acreage.

      YEAR ENDED JANUARY 31, 1998, COMPARED WITH THE YEAR ENDED JANUARY 31, 1997

      Gas, condensate and NGL revenues for the year ended January 31, 1998 decreased by $198.9 million from the prior year, primarily due to decreases in gas, condensate and NGLs sales prices and gas sales volumes as a result of the divestiture of producing properties in connection with the Lobo Sale. The average prices received per Mcf of gas, excluding amounts dedicated to volumetric production payments, ranged from $1.49 to $3.01 in the year ended January 31, 1998, compared to a range of $1.71 to $3.74 in the prior year. NGLs sales volumes decreased as a result of decreases in the volumes of natural gas processed. Transportation revenues decreased by $22.4 million for the year ended January 31, 1998, due primarily to the divestiture of the pipeline system as a result of the Lobo Sale. Drilling service revenues increased by $2.7 million for the year ended January 31, 1998, due primarily to an increase in services provided to third parties. Prior to 1997, the Company did not provide significant drilling services to third parties; therefore, drilling services was not recorded or accounted for as a separate business segment.

      Lease operating expenses for the year ended January 31, 1998 decreased by $12.3 million from the prior year due primarily to the Lobo Sale and the resulting decrease in the number of producing wells. Pipeline and gathering expenses decreased by $19.1 million due primarily to the divestiture of the pipeline system, offset partially by an increase of $2.3 million attributable to contractual transportation charges. NGLs cost decreased by $34.8 million from the prior year primarily due to the Lobo Sale and the resulting decrease in volumes of natural gas processed. Drilling service expenses for the year ended January 31, 1998 increased $2.7 million as compared to the prior year primarily due to costs related to providing services to the new operator of the Lobo Trend properties. Depreciation, depletion and amortization expense for the year ended January 31, 1998 decreased by $49.8 million due to the Lobo Sale and the resulting decrease in TransTexas' undedicated natural gas production, as a result of the Lobo Sale, partially offset by a $0.15 increase in the depletion rate. The depletion rate increased primarily as a result of the inclusion of approximately $48 million of properties previously not subject to depletion, and a reduction in TransTexas' proved reserves as a result of the Lobo Sale. General and administrative expenses increased by $2.6 million due primarily to an increase in professional services related to amendments to debt agreements offset partially by a decrease in litigation expense. Taxes other than income taxes decreased by $11.2 million over the prior year due primarily to decreases in ad valorem, severance and excise taxes resulting from a decrease in the number of producing wells associated with the Lobo Sale.

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

LIQUIDITY AND CAPITAL RESOURCES

      On April 19, 1999, TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On April 20, 1999, TEC and TARC also filed voluntary petitions under Chapter 11. The bankruptcy cases are being jointly administered. TransTexas, TEC and TARC are operating their businesses and managing their properties as debtors-in-possession. As a result of the

Chapter 11 filings, absent approval from the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the bankruptcy.

      Pursuant to a Credit Agreement (the "DIP Facility") dated April 27, 1999 among TransTexas, as Borrower, various financial institutions, as Lenders, Credit Suisse First Boston Management Corporation, as Administrative Agent, and TEC and TARC, as Guarantors, the Lenders have agreed to provide up to $20 million in post-petition financing to the Company (with an additional $10 million potentially available). On April 28, 1999, $6 million was disbursed to TransTexas under the Credit Agreement pursuant to an interim order of the Bankruptcy Court. Additional advances will be subject to the entry of a final order. Advances under the Credit Agreement bear interest at the rate of 13% per annum. TransTexas' obligations are guaranteed by TEC and TARC and are secured by a first priority senior priming lien (subject to certain exceptions) on all property of TransTexas, TEC and TARC. Amounts outstanding under the DIP
Facility will mature on the earlier of October 20, 1999 or the effective date of a plan of reorganization.

      The bankruptcy petitions were filed in order to preserve cash and to give the Company the opportunity to restructure its debt. The consummation of a plan of reorganization is the primary objective of the Company. The plan of reorganization will set forth the means for satisfying claims, including liabilities subject to compromise, and interests in the Company. A plan of reorganization may result in, among other things, material dilution or elimination of existing security holders as a result of the issuance of securities to creditors or new investors. The consummation of a plan of reorganization will require approval of the Bankruptcy Court.

      At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors, royalty owners or stockholders. There can be no assurance that the plan of reorganization to be submitted by the Company will be approved or that the Bankruptcy Court will permit TransTexas to continue to operate as a debtor-in-possession. As a result, there is substantial doubt about the Company's ability to continue as a going concern. See the Consolidated Financial Statements of the Company included under Item 8 of this report.

      TransTexas makes substantial capital expenditures for the exploration and development of natural gas and oil reserves in the normal course of business. TransTexas historically has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, an accounts receivable revolving credit facility and other financings. Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas and oil. A reduction in planned capital spending or an extended decline in gas and oil prices could result in less than anticipated cash flow from operations in fiscal year 2000 and later years which could have a material adverse effect on TransTexas. Proceeds from natural gas and oil sales are received at approximately the same time that production-related burdens, such as royalties, production taxes and drilling program obligations, are payable.

      For the year ended January 31, 1999, total capital expenditures were $194 million, including $16 million for lease acquisitions, $159 million for drilling and development, and $19 million for gas gathering, other equipment and seismic acquisitions. Capital expenditures for fiscal 2000 are estimated to be $65 million which amount is in excess of anticipated cash flows from operating activities. To finance these planned capital expenditures, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales, financings or other capital-raising transactions. The ability to incur capital expenditures, sell properties and obtain additional financing is subject to the approval and ongoing supervision of the Bankruptcy Court, as well as the approval of the lenders under the DIP Facility. There is no assurance that adequate funds can be obtained on a timely basis or that the Bankruptcy Court will approve such transactions.

      In February 1998, TransTexas entered into a production payment drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. As of January 31, 1999, the outstanding balance of the production payment was $47.0 million.

      In September 1998, TransTexas sold to an unaffiliated third party a term overriding royalty in the form of a dollar-denominated production payment in certain of TransTexas' producing properties for net proceeds of $10 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum. As of January 31, 1999, the outstanding balance of the production payment was $9.2 million.

      During the year ended January 31, 1999, TEC made advances to TransTexas pursuant to a $50 million promissory note which matures on June 14, 2002. The note bears interest at a rate of 11.375% per annum. At January 31, 1999, the outstanding balance on the note was $6.5 million.

      In December 1998, TransTexas borrowed $5.65 million from an unaffiliated third party in order to meet a portion of its December 31, 1998 interest payment obligations. This note bears interest at a rate of 18% per annum and is secured by a pledge of the stock of Galveston Bay Processing Corporation, a mortgage on the Winnie processing facility, a pledge by TransAmerican of 5 million shares of TransTexas common stock and a lien on the Company's office building. The Company also borrowed $1.4 million from TransAmerican in December 1998.

      TransTexas and BNY Financial Corporation are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 14, 1997. As of January 31, 1999, outstanding advances under the BNY Facility totaled approximately $0.3 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory. The Company is currently negotiating a post-petition amendment to the BNY Facility.

      In April 1998, TransTexas sold its oilfield stimulation, cementing and coiled tubing equipment and related facilities for a sales price of $30 million, subject to post-closing adjustments. In June 1998, TransTexas sold its drilling rigs and related assets for a sales price of $75 million. TransTexas sold its remaining drilling services assets in August 1998 for a sales price of $20.5 million. The Company no longer operates in the drilling services segment.

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

      CONTINGENT LIABILITIES

      TransTexas has significant contingent liabilities. Although the outcome of these contingencies or the probability of the occurrence of these contingencies cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position. However, these contingencies, individually and in the aggregate, amount to potential liability which could have a material adverse effect on TransTexas' cash flows or results of operations.

      TransTexas has entered into various contracts whereby TransTexas is required to deliver an aggregate of approximately 125 MMcf per day to specified delivery points. TransTexas will incur certain charges if it does not deliver specified quantities under the contracts. Such charges totaled $1.9 million during the year ended January 31, 1999.

      Pursuant to Section 365 of Chapter 11 U.S.C., the Company has the right to assume or reject executory contracts. The Company is currently reviewing all such contracts.

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

    POTENTIAL TAX LIABILITY

      Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service (the "IRS") regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that such challenge would not be upheld. Under an agreement between TransTexas, TransAmerican and certain of TransAmerican's subsidiaries (the "Tax Allocation Agreement"), TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax could be offset in subsequent years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. As a member of the TNGC Consolidated Group (defined below), each of TransTexas, TEC and TARC will be severally liable for any tax liability resulting from the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1995 and 1994. At this time, it is not possible to predict the scope of the IRS' review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

      Based in part upon independent legal advice, TransTexas has determined that it was not required to report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that its position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which also includes TNGC Holdings Corporation, the sole stockholder of TransAmerican, TransAmerican, TEC and TARC. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $270 million (assuming no reduction of tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 7%) on the tax and penalties (if any). The Tax Allocation Agreement has been amended so that TransAmerican is obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican will be able to fund any such payment at the time due; therefore, the other members of the TNGC Consolidated Group may be required to pay the tax. TransTexas' obligations for any liability arising from the Lobo Sale would likely be in the form of reduced net operating loss carryforwards.

        If the aggregate ownership of TransTexas by members of the TNGC

Consolidated Group (excluding TransTexas) is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes ("Deconsolidation") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement. A Deconsolidation could result from the issuance of additional equity securities by TransTexas, or from the sale or other disposal of shares of TransTexas by TEC or TransAmerican. Upon a Deconsolidation of TransTexas, members of the TNGC Consolidated Group that own TransTexas' common stock could incur a substantial amount of federal income tax liability. If such Deconsolidation occurred during the fiscal year ending January 31, 2000, the aggregate amount of this tax liability is estimated to be approximately $100 million, assuming no reduction for tax attributes of the TNGC Consolidated Group. However, such tax liability would be substantially reduced or eliminated in the event that the IRS successfully challenged TransTexas' position on the Lobo Sale. Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that each TNGC Consolidated Group member will have the ability to satisfy any tax obligation attributable to these transactions at the time due and, therefore, other members of the group, including TEC, TransTexas or TARC, may be required to pay the tax.

      Generally, under the Tax Allocation Agreement, if net operating losses of TransTexas are used by other members of the TNGC Consolidated Group, then TransTexas is entitled to the benefit (through reduced current taxes payable) of such losses in later years to the extent TransTexas has taxable income, remains a member of the TNGC Consolidated Group and the other group members have the ability to pay such taxes. If Deconsolidation of TransTexas occurs, TransTexas would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of TransTexas used by other members of the TNGC Consolidated Group prior to the Deconsolidation of TransTexas. Should Deconsolidation occur, TransTexas would retain, as of January 31, 1999, approximately $364.5 million of net operating loss carryforwards. However, such net operating loss carryforwards could be reclaimed by the remaining members of the TNGC Consolidated Group if certain events occur. Such events would include a successful challenge to the tax treatment of the Lobo Sale.

      TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to transactions by any member of the TNGC Consolidated Group in prior years. As of January 31, 1999, TransTexas had paid approximately $9.6 million of such tax and estimates that approximately $0.6 million will be paid in fiscal 2000. During the year ended January 31, 1999, TransTexas paid approximately $5.6 million of Texas franchise taxes on behalf of affiliates. Approximately $2.3 million of the franchise taxes paid exceeded the payable to affiliates for such taxes and was recorded as a reduction of additional paid-in capital.

      It is not possible to predict the impact of the bankruptcy filing on the Tax Allocation Agreement, any obligations to the TNGC Consolidated Group or TransTexas' tax attributes, including its net operating loss carryforwards. In addition, the amount of net operating loss carryforwards remaining after discharge from bankruptcy that may be used in any future year may be limited.

    INFLATION AND CHANGES IN PRICES

      TransTexas' results of operations and the value of its gas properties are highly dependent upon the prices TransTexas receives for its natural gas. Substantially all of TransTexas' sales of natural gas are made in the spot market, or pursuant to long-term contracts at market prices. Accordingly, the prices received by TransTexas for its natural gas production are dependent upon numerous factors beyond the control of TransTexas, including the level of consumer product demand, the North American supply of natural gas, government regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment. Demand for natural gas is seasonal, with demand typically higher during the summer and winter, and lower during the spring and fall, with concomitant changes in price. As a result of high demand for drilling services in 1998 and 1999, TransTexas experienced increases in the cost of oilfield services and equipment used in exploration and development drilling, and to a lesser extent well completion and production costs.

      Any significant decline in current prices for natural gas could have a material adverse effect on TransTexas' financial condition, results of operations and quantities of reserves recoverable on an economic basis. Based on an assumed average net daily production level of approximately 90 MMcfd, TransTexas estimates that a $0.10 per MMBtu change in average gas prices received would change annual operating income by approximately $3 million.

    LACK OF COMPLETE YEAR 2000 COMPLIANCE

      The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause information technology ("IT") systems to malfunction in and around the Year 2000. Such malfunctions may lead to significant business delays in the U.S. and internationally. The Year 2000 problem will potentially impact the Company's normal business activities because information necessary to monitor and control various operations is controlled by computers. In addition to potential problems from computer systems, potential problems could arise from equipment with embedded chips.

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

o In stage two, TransTexas is assessing the results of the completed portions of inventory done in the first stage to determine the Year 2000 impact and what actions need to be taken to obtain Year 2000 compliance. For TransTexas' internal systems, actions needed include obtaining vendor certification of Year 2000 compliance, remediating internal systems or replacing systems and equipment that cannot be remediated. This stage is approximately 85% complete with respect to internal systems. Major outstanding items include receipt of vendor certifications and installation of Year 2000 upgrades for certain non-critical systems. TransTexas has determined a course of action for remediation or replacement of all identified critical internal systems. TransTexas is surveying and obtaining information about Year 2000 readiness of its material third-party relationships. Contingency plans will be developed for those third parties that cannot satisfactorily demonstrate Year 2000 compliance.

o The third stage includes the repair, replacement or retirement of systems. This stage of the Year 2000 process is ongoing and is dependent upon the availability of upgrades from TransTexas' IT vendors, technician time to implement the upgrades and notification from other third parties of Year 2000 compliance. TransTexas has been upgrading packaged software throughout the organization. TransTexas began implementation of a new financial reporting system on December 1, 1998. Several operational systems are in various stages of implementation, which should be completed prior to September 1999. The vendors of these new systems have provided certification that their respective software packages are Year 2000 compliant according to TransTexas' definition.

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

      As of January 31, 1999, TransTexas had incurred approximately $2 million in direct costs with respect to its Year 2000 compliance program. TransTexas anticipates spending an additional $0.5 million in direct costs to complete its Year 2000 compliance program.

      Despite TransTexas' best efforts to ready its systems and infrastructure for the Year 2000, there are many factors outside of TransTexas' control that could affect readiness for the Year 2000. Although TransTexas believes that Year 2000 compliance will be accomplished by the implementation of the program described above, there could be operational issues with the new systems implemented that prevent TransTexas from solving the Year 2000 compliance issue in a timely manner. In such event, TransTexas could be required to implement a contingency plan for Year 2000 compliance. Although TransTexas has not completely finalized its contingency plans, TransTexas will select from several alternative plans including remediation of its software, installation of other third party vendor software or some combination of alternatives. Substantial completion of these plans is expected by September 1999 with continual refinement until all of TransTexas' critical systems and all critical third-party relationships have demonstrated Year 2000 compliance.

      The potential impact of the Year 2000 problem on TransTexas could be material, as virtually every aspect of its business will be affected. TransTexas may be adversely affected by this problem, depending on whether it and the entities with which it does business address this issue successfully.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of January 31, 1999, the Company did not have any market risk sensitive instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                               PAGE
                                                                                                               ----

Report of Independent Accountants .............................................................................23

Financial Statements:

  Consolidated Balance Sheet ..................................................................................24

  Consolidated Statement of Operations ........................................................................25

  Consolidated Statement of Stockholders' Equity (Deficit).....................................................26

  Consolidated Statement of Cash Flows ........................................................................27

  Notes to Consolidated Financial Statements ..................................................................28

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Stockholders and Board of Directors of TransTexas Gas Corporation:


      In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of TransTexas Gas Corporation (debtor-in-possession) (the "Company") at January 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As a result of the Company's bankruptcy, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PricewaterhouseCoopers LLP

Houston, Texas
May 20, 1999

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                                  JANUARY 31,
                                                                                       -------------------------------
                                                                                            1999              1998
                                                                                       ------------       ------------
                                      ASSETS

Current assets:
   Cash and cash equivalents ........................................................  $      3,775       $     38,502
   Accounts receivable ..............................................................        16,091             17,056
   Receivable from affiliates .......................................................         1,286                 --
   Inventories ......................................................................         3,210             16,437
   Other current assets .............................................................         3,693             10,719
                                                                                       ------------       ------------
      Total current assets ..........................................................        28,055             82,714
                                                                                       ------------       ------------

Property and equipment ..............................................................     1,459,630          1,418,293
Less accumulated depreciation, depletion and amortization ...........................     1,167,487            716,695
                                                                                       ------------       ------------
   Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $20,477 and $104,389
   are excluded from amortization at January 31, 1999 and 1998, respectively ........       292,143            701,598
                                                                                       ------------       ------------

Due from affiliates .................................................................            --              1,488
Other assets, net ...................................................................        25,169             30,835
                                                                                       ------------       ------------
                                                                                       $    345,367       $    816,635
                                                                                       ============       ============
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
   Current maturities of long-term debt .............................................  $         --       $     10,181
   Accounts payable .................................................................            --             52,075
   Accrued interest payable to affiliate ............................................            --              6,762
   Accrued liabilities...............................................................           983             35,818
                                                                                       ------------       ------------
      Total current liabilities .....................................................           983            104,836
                                                                                       ------------       ------------

Liabilities subject to compromise....................................................       718,139                 --
Long-term debt, less current maturities .............................................            --              9,199
Production payments, less current portion ...........................................        56,260              4,121
Note payable to affiliate ...........................................................            --            486,991
Subordinated notes ..................................................................            --            115,815
Revolving credit agreement ..........................................................            --              7,917
Deferred income taxes ...............................................................            --             39,497
Payable to affiliates ...............................................................            --              3,002
Other liabilities ...................................................................            --             20,620

Commitments and contingencies (Note 13) .............................................            --                 --

Stockholders' equity (deficit):
   Common stock, $0.01 par value, 100,000,000 shares authorized, 57,515,566
      shares issued and outstanding at January 31, 1999 and 1998 ....................           740                740
   Additional paid-in capital .......................................................        19,915             26,834
   Retained earnings (accumulated deficit) ..........................................      (188,265)           259,468
                                                                                       ------------       ------------
                                                                                           (167,610)           287,042
   Treasury stock, at cost, 16,484,434 shares .......................................      (262,405)          (262,405)
                                                                                       ------------       ------------
      Total stockholders' equity (deficit) ..........................................      (430,015)            24,637
                                                                                       ------------       ------------
                                                                                       $    345,367       $    816,635
                                                                                       ============       ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                                                      YEAR ENDED JANUARY 31,
                                                     ----------------------------------------------------
                                                         1999                 1998               1997
                                                     ------------        ------------        ------------

Revenues:
   Gas, condensate and natural gas liquids .......   $     91,319        $    164,538        $    363,459
   Transportation ................................             --              12,055              34,423
   Gain on the sale of assets ....................         61,247             543,365               7,856
   Other .........................................          4,200               3,313                 609
                                                     ------------        ------------        ------------
      Total revenues .............................        156,766             723,271             406,347
                                                     ------------        ------------        ------------

Costs and expenses:
   Operating .....................................         22,352              50,957             114,453
   Depreciation, depletion and amortization ......         86,137              82,659             132,453
   General and administrative ....................         21,938              48,156              45,596
   Taxes other than income taxes .................          7,130              11,399              22,566
   Impairment of gas and oil properties ..........        425,966                  --                  --
   Litigation settlements ........................             --                  --             (96,000)
                                                     ------------        ------------        ------------
      Total costs and expenses ...................        563,523             193,171             219,068
                                                     ------------        ------------        ------------

   Operating income (loss) .......................       (406,757)            530,100             187,279
                                                     ------------        ------------        ------------

Other income (expense):
   Interest income ...............................          1,205              12,393               5,544
   Interest expense, net .........................        (79,921)            (80,580)            (97,007)
                                                     ------------        ------------        ------------
      Total other income (expense) ...............        (78,716)            (68,187)            (91,463)
                                                     ------------        ------------        ------------

      Income (loss) before income taxes ..........       (485,473)            461,913              95,816
Income tax expense (benefit) .....................        (38,882)            161,669              12,491
                                                     ------------        ------------        ------------

      Income (loss) before extraordinary item ....       (446,591)            300,244              83,325
Extraordinary item - loss on early
  extinguishment of debt, net of tax .............         (1,142)            (72,043)                 --
                                                     ------------        ------------        ------------
      Net income (loss) ..........................   $   (447,733)       $    228,201        $     83,325
                                                     ============        ============        ============

Basic and diluted net income (loss) per share:
   Income (loss) before extraordinary item .......   $      (7.76)       $       4.49        $       1.13
   Extraordinary item ............................          (0.02)              (1.08)                 --
                                                     ------------        ------------        ------------
                                                     $      (7.78)       $       3.41        $       1.13
                                                     ============        ============        ============

   Weighted average number of shares
   outstanding for basic and diluted net
   income (loss) per share .......................     57,515,566          66,905,903          74,000,000
                                                     ============        ============        ============





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                                                          RETAINED
                                                       COMMON STOCK                  ADDITIONAL           EARNINGS
                                             ------------------------------       PAID-IN CAPITAL       (ACCUMULATED
                                               SHARES              AMOUNT        (CAPITAL DEFICIT)         DEFICIT)
                                             ----------          ----------          ----------           ----------


Balance at January 31, 1996                  74,000,000          $      740          $ (107,040)          $  (48,140)

   Elimination of intercompany
     gain on property purchased
     from affiliate                                  --                  --                  --               (3,918)
   Transfer of litigation escrow to
     affiliate                                       --                  --             (22,484)                  --
   Contribution of Signal Capital
     Holdings Corporation stock by
     affiliate                                       --                  --               6,000                   --
   Advances to affiliate                             --                  --                  --                   --
   Net income                                        --                  --                  --               83,325
                                             ----------          ----------          ----------           ----------
Balance at January 31, 1997                  74,000,000                 740            (123,524)              31,267

   Purchase of treasury stock,
     at cost, 16,484,434 shares                      --                  --                  --                   --
   Advance to affiliate                              --                  --             (13,304)                  --
   Contribution from affiliate                       --                  --              21,513                   --
   Assumption of tax liability by
     TransAmerican                                   --                  --             129,549                   --
   Contribution of debt issue costs                  --                  --              12,600                   --
     by TEC
   Collection of advances to                         --                  --                  --                   --
     affiliates
   Net income                                        --                  --                  --              228,201
                                             ----------          ----------          ----------           ----------
Balance at January 31, 1998                  74,000,000                 740              26,834              259,468

   Advance to affiliate                              --                  --              (6,919)                  --
   Net loss                                          --                  --                  --             (447,733)
                                             ----------          ----------          ----------           ----------
Balance at January 31, 1999                  74,000,000          $      740          $   19,915           $ (188,265)
                                             ==========          ==========          ==========           ==========






                                                                                           TOTAL
                                              TREASURY              ADVANCES           STOCKHOLDERS'
                                               STOCK              TO AFFILIATES       EQUITY (DEFICIT)
                                              ----------           ----------           ----------


Balance at January 31, 1996                   $       --           $       --           $ (154,440)

   Elimination of intercompany
     gain on property purchased
     from affiliate                                   --                   --               (3,918)
   Transfer of litigation escrow to
     affiliate                                        --                   --              (22,484)
   Contribution of Signal Capital
     Holdings Corporation stock by
     affiliate                                        --                   --                6,000
   Advances to affiliate                              --              (59,278)             (59,278)
   Net income                                         --                   --               83,325
                                              ----------           ----------           ----------
Balance at January 31, 1997                           --              (59,278)            (150,795)

   Purchase of treasury stock,
     at cost, 16,484,434 shares                 (262,405)                  --             (262,405)
   Advance to affiliate                               --                   --              (13,304)
   Contribution from affiliate                        --                   --               21,513
   Assumption of tax liability by
     TransAmerican                                    --                   --              129,549
   Contribution of debt issue costs                   --                   --               12,600
     by TEC
   Collection of advances to                          --               59,278               59,278
     affiliates
   Net income                                         --                   --              228,201
                                              ----------           ----------           ----------
Balance at January 31, 1998                     (262,405)                  --               24,637

   Advance to affiliate                               --                   --               (6,919)
   Net loss                                           --                   --             (447,733)
                                              ----------           ----------           ----------
Balance at January 31, 1999                   $ (262,405)          $       --           $ (430,015)
                                              ==========           ==========           ==========











               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                                     YEAR ENDED JANUARY 31,
                                                                        ----------------------------------------------
                                                                           1999             1998              1997
                                                                        ---------       -----------        -----------

Operating activities:
   Net income (loss) ............................................       $(447,733)      $   228,201        $    83,325
   Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
         Extraordinary item .....................................           1,142            72,043                 --
         Depreciation, depletion and amortization ...............          86,137            82,659            132,453
         Impairment of gas and oil properties ...................         425,966                --                 --
         Amortization of debt issue costs .......................           5,730             2,030              8,387
         Accretion on subordinated notes ........................              --             4,941              1,647
         Gain on the sale of assets .............................         (61,247)         (543,365)            (7,856)
         Deferred income taxes ..................................         (38,882)          161,670             (8,889)
         Proceeds from volumetric production payments ...........              --                --             58,621
         Repayment of volumetric production payments ............              --           (45,134)                --
         Amortization of deferred revenue .......................              --            (9,420)           (36,917)
         Changes in assets and liabilities:
            Accounts receivable .................................             965            61,604            (42,409)
            Receivable from affiliates ..........................          (1,286)            3,248                449
            Inventories .........................................          13,227            (3,953)            (1,060)
            Other current assets ................................           7,026            10,265             (2,154)
            Accounts payable ....................................           7,981            18,451              9,900
            Accrued interest payable to affiliates ..............           1,851             6,762                 --
            Accrued liabilities .................................           9,177           (50,966)            31,134
            Transactions with affiliates, net ...................          (6,166)           31,223             (6,825)
            Other assets ........................................             126                65             21,428
            Other liabilities ...................................          (5,384)           (8,371)           (20,173)
                                                                        ---------       -----------        -----------
              Net cash provided (used) by operating activities ..          (1,370)           21,953            221,061
                                                                        ---------       -----------        -----------

Investing activities:
   Capital expenditures .........................................        (190,601)         (423,915)          (340,651)
   Proceeds from the sale of assets .............................         156,212         1,062,490             92,518
   Withdrawals from cash restricted for interest ................              --            46,000             92,000
   Increase in cash restricted for interest .....................              --                --            (92,000)
   Advances to affiliate ........................................          (1,648)               --            (24,750)
   Payment of advances by affiliate .............................              --            24,750                 --
   Contribution to affiliate ....................................              --           (13,304)                --
                                                                        ---------       -----------        -----------
              Net cash provided (used) by investing activities ..         (36,037)          696,021           (272,883)
                                                                        ---------       -----------        -----------

Financing activities:
   Issuance of long-term debt ...................................          19,650            14,946             26,200
   Principal payments on long-term debt .........................         (62,235)          (10,128)           (19,135)
   Revolving credit agreement, net ..............................          (7,572)          (18,351)             5,903
   Issuance of production payments ..............................          69,824            20,977             28,598
   Principal payments on production payments ....................         (17,355)          (29,504)           (45,205)
   Issuance of note payable to affiliate ........................           1,395           486,991                 --
   Retirement of senior secured notes ...........................              --          (892,000)                --
   Issuance of subordinated notes ...............................              --                --             99,445
   Debt issue costs .............................................          (1,027)          (13,559)            (9,187)
   Increase in cash restricted for share repurchases ............              --          (399,284)                --
   Withdrawals from cash restricted for share repurchases .......              --           399,284                 --
   Purchases of treasury stock ..................................              --          (262,405)                --
   Transfer of litigation escrow to affiliate ...................              --                --            (22,484)
                                                                        ---------       -----------        -----------
              Net cash provided (used) by financing activities ..           2,680          (703,033)            64,135
                                                                        ---------       -----------        -----------
              Increase (decrease) in cash and cash equivalents ..         (34,727)           14,941             12,313
Beginning cash and cash equivalents .............................          38,502            23,561             11,248
                                                                        ---------       -----------        -----------
Ending cash and cash equivalents ................................       $   3,775       $    38,502        $    23,561
                                                                        =========       ===========        ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      TransTexas is a subsidiary of TransAmerican Energy Corporation ("TEC"), which is wholly owned by TEC/TransAmerican LLC, which is wholly owned by TransAmerican. TransAmerican Refining Corporation ("TARC") is a wholly owned subsidiary of TEC. Unless otherwise noted, the term "TransTexas" refers to TransTexas Gas Corporation and its subsidiaries.

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

    Reclassifications

      Certain previously reported financial information has been reclassified to conform with the current presentation.

    Cash and Cash Equivalents

      TransTexas considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at January 31, 1999 includes $1.4 million restricted for payments of future goods and services provided by certain vendors.

    Inventories

      TransTexas' inventories, consisting primarily of tubular goods, are stated at the lower of average cost or market.

    Gas and Oil Properties

      TransTexas uses the full cost method of accounting for exploration and development costs. Under this method of accounting, the cost for successful as well as unsuccessful exploration and development activities are capitalized. Such capitalized costs and estimated future development and reclamation costs are amortized on a unit-of-production method. Net capitalized costs of gas and oil properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated unescalated future net revenues from proved reserves; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. As of January 31, 1999, TransTexas' net capitalized costs of gas and oil properties exceeded the cost center ceiling.

                           TRANSTEXAS GAS CORPORATION

TransTexas adjusted its net capitalized costs resulting in a non-cash pre-tax loss of approximately $426 million for the year ended January 31, 1999. Due to higher gas and oil prices realized by the Company subsequent to January 31, 1999, the impairment was less than would have been recorded using January 31, 1999 prices.

      Proceeds from the sale of gas and oil properties are applied to reduce the costs in the cost center unless the sale involves a significant quantity of reserves in relation to the cost center, in which case a gain or loss is recognized.

      Unevaluated properties and associated costs not currently being amortized and included in gas and oil properties were $20 million and $104 million at January 31, 1999 and 1998, respectively. The properties represented by these costs were undergoing exploration activities at such date, or are properties on which TransTexas intends to commence such activities in the future. TransTexas believes that the unevaluated properties at January 31, 1999 will be substantially evaluated in 12 to 24 months and it will begin to amortize these costs at such time.

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

      Depreciation of oilfield services equipment and other buildings and equipment is computed by the straight-line method at rates that will amortize the unrecovered cost of depreciable property, including assets acquired under capital leases, over their estimated useful lives of 4-10 years.

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

    Debt Issue Costs

      Costs related to the issuance of long-term debt are classified as "Other assets." Capitalized debt costs are amortized to interest expense over the scheduled maturity of the debt utilizing the interest method. In the event of a redemption of long-term debt, the related debt issue costs will be charged to income in the period of presentation.

    Defined Contribution Plan

      TransTexas, through its indirect parent company, TransAmerican, maintains a defined contribution plan, which incorporates a "401(k) feature" as allowed under the Internal Revenue Code. All investments are made through Massachusetts Mutual Life Insurance Company. Employees who are at least 21 years of age and have completed one year of credited service are eligible to participate on the next semiannual entry date. TransTexas matches 10%, 20%

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


or 50% of employee contributions up to a maximum of 3% of the participant's compensation, based on years of plan participation. TransTexas' contributions with respect to this plan totaled $0.3 million, $0.5 million and $0.5 million for years ended January 31, 1999, 1998 and 1997, respectively. All Company contributions are currently funded.

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

    Fair Value of Financial Instruments

      TransTexas includes fair value information in the Notes to Consolidated Financial Statements when the fair value of its financial instruments can be determined and is different from the book value. TransTexas generally assumes the book value of those financial instruments that are classified as current approximate fair value because of the short maturity of these instruments. For noncurrent financial instruments, TransTexas uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments. Due to the bankruptcy filing (Note 2), the Company is uncertain as to the timing and amount of liquidation or settlement of liabilities subject to compromise. Accordingly, except for debt which has quoted market prices, the Company does not believe it is practicable to estimate the fair value of those liabilities.

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

    Hedging Agreements

      From time to time, TransTexas enters into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. The Hedge Agreements are accounted for as hedges if the pricing of the hedge agreement correlates with the pricing of the natural gas production hedged. Accordingly, gains or losses are deferred and recognized as an increase or decrease in revenues in the respective month the physical volumes are sold. For the years ended January 31, 1998 and 1997, TransTexas incurred net settlement losses pursuant to the Hedge Agreements of approximately $7.4 million and $37 million, respectively. TransTexas had no Hedge Agreements outstanding at January 31, 1999 or 1998.

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



    Income Taxes

      TransTexas files a consolidated tax return with TransAmerican. Income taxes are due from or payable to TransAmerican in accordance with a tax allocation agreement, as amended, between TransTexas, TNGC Holdings Corporation, TransAmerican and TransAmerican's other subsidiaries (the "Tax Allocation Agreement"). It is TransTexas' policy to record income tax expense as though TransTexas had filed separately. Deferred income taxes are recognized, at enacted tax rates, to reflect the future effects of temporary differences arising between the financial reporting and tax bases of assets and liabilities. Income taxes include federal and state income taxes.

    Net Income (Loss) Per Share

      Basic and diluted net income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during each period, excluding treasury shares.

    Recently Issued Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company will adopt SFAS 133 effective February 1, 2000. TransTexas is uncertain as to the impact that adoption of SFAS 133 will have on its financial statements.

2.  CHAPTER 11 FILING AND LIQUIDITY

      On April 19, 1999, TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On April 20, 1999, TEC and TARC also filed voluntary petitions under Chapter 11. The bankruptcy cases are being jointly administered. TransTexas, TEC and TARC are operating their businesses and managing their properties as debtors-in-possession. As a result of the Chapter 11 filings, absent approval from the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the bankruptcy.

      Pursuant to a Credit Agreement (the "DIP Facility") dated April 27, 1999 among TransTexas, as Borrower, various financial institutions, as Lenders, Credit Suisse First Boston Management Corporation, as Administrative Agent, and TEC and TARC, as Guarantors, the Lenders have agreed to provide up to $20 million in post-petition financing to the Company (with an additional $10 million potentially available). On April 28, 1999, $6 million was disbursed to TransTexas under the Credit Agreement pursuant to an interim order of the Bankruptcy Court. Additional advances will be subject to the entry of a final order. Advances under the Credit Agreement bear interest at the rate of 13% per annum. TransTexas' obligations are guaranteed by TEC and TARC and are secured by a first priority senior priming lien (subject to certain exceptions) on all property of TransTexas, TEC and TARC. Amounts outstanding under the DIP Facility will mature on the earlier of October 20, 1999 or the effective date of a plan of reorganization.

      The bankruptcy petitions were filed in order to preserve cash and to give the Company the opportunity to restructure its debt. The consummation of a plan of reorganization is the primary objective of the Company. The plan of reorganization will set forth the means for satisfying claims, including liabilities subject to compromise, and

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


interests in the Company. A plan of reorganization may result in, among other things, material dilution or elimination of existing security holders as a result of the issuance of securities to creditors or new investors. The consummation of a plan of reorganization will require approval of the Bankruptcy Court.

      At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors, royalty owners or stockholders.

      As a result of the bankruptcy filing, a significant amount of the Company's liabilities, including certain secured debt, are subject to compromise. As of January 31, 1999, the liabilities subject to compromise included the following (in thousands of dollars):

      Long-term debt                                              $125,170 (Note 6)
      Notes payable to affiliates                                  457,928 (Note 7)
      Accounts payable                                              66,231
      Accrued interest payable to affiliate                          8,613
      Accrued liabilities                                           44,961 (Note 9)
      Other liabilities                                             15,236 (Note 10)
                                                                  --------
                                                                  $718,139
                                                                  ========

      The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The ability of TransTexas to continue as a going concern is dependent upon confirmation of a plan of reorganization, adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop gas and oil reserves.

      In the ordinary course of business, TransTexas makes substantial capital expenditures for the exploration and development of natural gas and oil reserves. TransTexas historically has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, an accounts receivable revolving credit facility and other financings. Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas and oil. A reduction in planned capital spending or an extended decline in gas and oil prices could result in less than anticipated cash flow from operations in fiscal year 2000 and later years which could have a material adverse effect on TransTexas.

      Management's plans are to continue to incur capital expenditures with the goal of increasing production and reserves. To finance these planned capital expenditures, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales, financings or other capital-raising transactions. The ability to incur capital expenditures, sell properties and obtain additional financing is subject to the approval and ongoing supervision of the Bankruptcy Court, as well as the approval of the lenders under the DIP Facility. There is no assurance that adequate funds can be obtained on a timely basis or that the Bankruptcy Court will approve such transactions.

3.  OTHER CURRENT ASSETS

      The major components of other current assets are as follows (in thousands of dollars):

                                                                                             JANUARY 31,
                                                                                     ---------------------------
                                                                                        1999              1998
                                                                                     ----------        ---------
         Prepayments:
           Trade..................................................................   $      676        $   7,120
           Insurance..............................................................        2,300            3,171
         Other ...................................................................          717              428
                                                                                     ----------        ---------
                                                                                     $    3,693        $  10,719
                                                                                     ==========        =========

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


4.  PROPERTY AND EQUIPMENT

      The major components of property and equipment, at cost, are as follows (in thousands of dollars):

                                                                                  JANUARY 31,
                                                                         -----------------------------
                                                                              1999             1998
                                                                         -------------   -------------

         Land.....................................................       $        710    $       1,373
         Gas and oil properties   ................................          1,394,325        1,246,584
         Gas gathering and transportation ........................             53,761           51,714
         Equipment and other .....................................             10,834          118,622
                                                                         ------------    -------------
                                                                         $  1,459,630    $   1,418,293
                                                                         ============    =============

      In May 1997, TransTexas consummated a stock purchase agreement with an unaffiliated buyer (the "Lobo Sale Agreement"), to effect the sale (the "Lobo Sale") of the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for an adjusted sales price of approximately $1.1 billion. With proceeds from the Lobo Sale, TransTexas repaid certain indebtedness and other obligations, including production payments, in an aggregate amount of approximately $84 million. TransTexas recorded a gain of $543.4 million on the Lobo Sale. In accordance with the full cost method, the cost of the properties sold was determined based on relative fair market value.

      In January 1998, TransTexas sold a portion of its Lodgepole producing properties for a sales price of $19.1 million. The proceeds from this sale were credited to the full cost pool.

      On April 30, 1998, TransTexas sold its oilfield stimulation, cementing and coiled tubing equipment and related facilities to an unaffiliated third party for a sales price of $30 million, subject to post-closing adjustments. For the year ended January 31, 1999, TransTexas recorded a $10.5 million pre-tax gain as a result of this sale.

      On June 26, 1998, TransTexas sold its drilling rigs and related facilities to an unaffiliated third party for a sales price of $75 million. On August 17, 1998, TransTexas sold its remaining drilling services assets to an unaffiliated third party for a sales price of $20.5 million. TransTexas recorded pre-tax gains of $51.2 million and $5.3 million, respectively, as a result of these sales.

      Additional purchase price adjustments related to the Lobo Sale resulted in a pre-tax loss on the sale of assets of $2.4 million during the year ended January 31, 1999.

      In December 1998, TransTexas sold certain gas and oil properties for net proceeds of approximately $16.7 million.

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


5.  OTHER ASSETS

      The major components of other assets are as follows (in thousands of dollars):

                                                                                              JANUARY 31,
                                                                                     ----------------------------
                                                                                        1999              1998
                                                                                     -----------      -----------
         Debt issue costs, net of accumulated amortization
           of $7,502 and $2,030 at January 31, 1999 and
           1998, respectively.....................................................   $     24,278     $    29,818
         Other ...................................................................            891           1,017
                                                                                     ------------     -----------
                                                                                     $     25,169     $    30,835
                                                                                     ============     ===========

6.  LONG-TERM DEBT (SUBJECT TO COMPROMISE) AND PRODUCTION PAYMENTS

    LONG-TERM DEBT

      Long-term debt at January 31, 1999 is subject to compromise. See Note 2. Long-term debt consists of the following (in thousands of dollars):

                                                                                              JANUARY 31,
                                                                                     ----------------------------
                                                                                        1999              1998
                                                                                     -----------      -----------

         Revolving credit agreement...............................................   $        345   $       7,917
         13 3/4% Senior Subordinated Notes due 2001...............................        115,815         115,815
         Note payable ............................................................          5,650              --
         Notes payable, ranging from 9.25% to 15%, due through 2001...............          3,360          19,380
                                                                                     ------------   -------------
            Total long-term debt..................................................   $    125,170   $     143,112
                                                                                     ============   =============

      TransTexas and BNY Financial Corporation ("BNY") are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement (the "BNY Facility"), dated as of October 14, 1997. As of January 31, 1999, outstanding advances under the BNY Facility totaled approximately $0.3 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory and is guaranteed by Mr. Stanley. The BNY Facility contains certain financial covenants including a limitation on net losses. The Company is currently negotiating a post-petition amendment to the BNY Facility.

      In December 1996, TransTexas issued $189 million in face amount of 13 1/4% Series A Senior Subordinated Notes due 2003 (the "Old Subordinated Notes") to unaffiliated third parties. On June 19, 1997, TransTexas completed an exchange offer (the "Subordinated Notes Exchange Offer"), pursuant to which it exchanged approximately $115.8 million aggregate principal amount of its 13 3/4% Series C Senior Subordinated Notes due 2001 (the "Series C Subordinated Notes") for all of the Old Subordinated Notes. On October 10, 1997, TransTexas completed a registered exchange offer whereby it issued $115.8 million aggregate principal amount of its 13 3/4% Series D Senior Subordinated Notes due 2001 (the "Subordinated Notes") in exchange for all of the outstanding Series C Subordinated Notes. The indenture governing the Subordinated Notes ("Subordinated Notes Indenture") includes certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. During the year ended January 31, 1998, TransTexas recorded a $72 million extraordinary charge, net of an income tax benefit of $38.2 million, as a result of its tender offer for its senior secured notes in the amount of $785.4 million and its exchange offer for its subordinated notes in the amount of $115.8 million. The fair value of the Subordinated Notes, based on quoted market prices as of January 31, 1999 and 1998, was $34.7 million and $129.7 million, respectively.

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


      In December 1998, TransTexas borrowed $5.65 million from an unaffiliated third party in order to meet a portion of its December 31, 1998 interest payment obligations. This note bears interest at a rate of 18% per annum and is secured by a pledge of the stock of Galveston Bay Processing Corporation, a mortgage on the Winnie processing facility, a pledge by TransAmerican of 5 million shares of TransTexas common stock and a lien on the Company's office building.

      As of January 31, 1998, TransTexas had outstanding notes payable bearing interest at rates ranging from 9.43% to 14.41% per annum and maturing at various dates through November 2001. These notes payable were collateralized by certain of TransTexas' operating equipment. In March 1998, TransTexas executed an amended and restated note in the principal amount of approximately $14.9 million evidencing a portion of the notes payable described above. Concurrently, TransTexas incurred an additional $14 million in equipment financing debt, evidenced by a promissory note. Both notes were secured by a lien on equipment. The notes bear interest at a rate of 13.87%, payable in monthly installments with a final installment payable on April 1, 2001. These notes were repaid in June 1998 with proceeds from the sale of drilling rigs.

    PRODUCTION PAYMENTS

      In February 1998, TransTexas entered into a production payment drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well, up to an aggregate maximum for all such wells of $75 million. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. As of January 31, 1999, the outstanding balance of the production payment was $48.0 million.

      In September 1998, TransTexas sold to an unaffiliated third party a term overriding royalty in the form of a dollar-denominated production payment in certain of TransTexas' producing properties for net proceeds of $10 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum. As of January 31, 1999, the outstanding balance of the production payment was $9.2 million.


7.  NOTES PAYABLE TO AFFILIATES (SUBJECT TO COMPROMISE)

      Notes payable to affiliates at January 31, 1999 are subject to compromise. See Note 2. Notes payable to affiliates consist of the following (in thousands of dollars):

                                                                                            JANUARY 31,
                                                                                    --------------------------
                                                                                       1999             1998
                                                                                    -----------     ----------
      TransTexas Intercompany Loan................................................  $   450,000     $  450,000
      Notes payable to affiliates.................................................        7,928         36,991
                                                                                    -----------     ----------
                                                                                    $   457,928     $  486,991
                                                                                    ===========     ==========

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

      With a portion of the proceeds of the TEC Notes Offering, TEC made an intercompany loan to TransTexas (the "TransTexas Intercompany Loan"). The TransTexas Intercompany Loan (i) is in the principal amount of $450 million,
(ii) bears interest at a rate of 107/8% per annum, payable semi-annually in cash in arrears and (iii) is secured initially by a security interest in substantially all of the assets of TransTexas other than inventory, receivables and equipment.

                           TRANSTEXAS GAS CORPORATION

The TransTexas Intercompany Loan will mature on June 1, 2002. The TransTexas Intercompany Loan Agreement contains certain restrictive covenants, including, among others, limitations on incurring additional debt, asset sales, dividends and transactions with affiliates. In connection with the TEC Notes Offering, TEC allocated $12.6 million of debt issuance costs to TransTexas which are reflected as a contribution of capital. Such costs are being amortized over the term of the TransTexas Intercompany Loan using the interest method. The TransTexas Intercompany Loan Agreement contains provisions which increase the interest rate from 10 7/8% to 12 7/8% per annum if certain financial ratios are not met. As a result of TransTexas' failure to maintain the required ratios, the interest rate on the TransTexas Intercompany Loan increased to 12 7/8% per annum effective November 1, 1998. The increased interest rate will continue until the Company has reserve value, as defined, equal to 90% of Net Debt or limits its quarterly capital expenditures to the amount of its quarterly EBITDA, all as specified in the TransTexas Intercompany Loan Agreement.

      During the year ended January 31, 1999, TEC made advances to TransTexas pursuant to a $50 million promissory note which matures on June 14, 2002. The note bears interest at a rate of 11.375% per annum. At January 31, 1999, the outstanding balance on the note was $6.5 million.

      In December 1998, TransTexas executed a note payable to TransAmerican in the original principal amount of $1.4 million plus interest at a rate of 15% per annum. The proceeds from this loan were used to meet a portion of the Company's interest payment obligations on December 31, 1998.

8.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      The following information reflects TransTexas' noncash investing and financing activities (in thousands of dollars):

                                                                       YEAR ENDED JANUARY 31,
                                                            ------------------------------------------
                                                               1999            1998          1997
                                                            ----------    ------------- --------------

      Assumption of tax liability by
        TransAmerican...................................    $     --      $  129,549    $     --
                                                            ==========    ==========    ==========

      Contribution from affiliate.......................    $     --      $   21,513    $     --
                                                            ==========    ==========    ==========

      Seller financed obligations incurred for
        capital expenditures............................    $     --      $     --      $    3,621
                                                            ==========    ==========    ==========

      Accounts payable and long-term
        liabilities for property and
        equipment.......................................    $   38,841    $   32,666    $   27,192
                                                            ==========    ==========    ==========

      Exchange of Subordinated Notes....................    $     --      $  115,815    $     --
                                                            ==========    ==========    ==========

      Contribution of debt issue
        costs from affiliate............................    $     --      $   12,600    $     --
                                                            ==========    ==========    ==========

      Cash paid for interest and income taxes are as follows (in thousands of dollars):

                                                                       YEAR ENDED JANUARY 31,
                                                            ------------------------------------------
                                                               1999            1998          1997
                                                            ----------    ------------- --------------

      Interest.........................................     $   69,970    $   52,563    $   85,254
                                                            ==========    ==========    ==========

      Income taxes (paid to TransAmerican).............     $   --        $   --        $    7,000
                                                            ==========    ==========    ==========

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


      TransTexas incurred approximately $89.6 million, $96.4 million and $112.9 million of interest charges of which approximately $9.7 million, $15.8 million and $15.9 million were capitalized for the years ended January 31, 1999, 1998 and 1997, respectively.

9.  ACCRUED LIABILITIES (SUBJECT TO COMPROMISE)

      Accrued liabilities at January 31, 1999, other than "Current portion of production payments," are subject to compromise. See Note 2. The major components of accrued liabilities are as follows (in thousands of dollars):

                                                                                           JANUARY 31,
                                                                                    ----------------------
                                                                                       1999         1998
                                                                                    ---------    ---------

      Royalties...................................................................  $   9,851    $   7,171
      Taxes other than income taxes...............................................      5,512        2,562
      Accrued interest............................................................      2,921        2,544
      Payroll.....................................................................      1,372        5,185
      Litigation settlements and other ...........................................      4,170        1,387
      Insurance...................................................................     12,819        9,041
      Current portion of production payments......................................        983          653
      Other.......................................................................      8,316        7,275
                                                                                    ---------    ---------
                                                                                    $  45,944    $  35,818
                                                                                    =========    =========

10.  OTHER LIABILITIES (SUBJECT TO COMPROMISE)

      Other liabilities at January 31, 1999 are subject to compromise. See
Note 2. The major components of other liabilities are as follows (in thousands of dollars):

                                                                                           JANUARY 31,
                                                                                    ----------------------
                                                                                       1999         1998
                                                                                    ---------    ---------

         Litigation accrual.......................................................  $     527    $  15,008
         Litigation settlements...................................................      7,102        --
         Other ...................................................................      7,607        5,612
                                                                                    ---------    ---------
                                                                                    $  15,236    $  20,620
                                                                                    =========    =========

11.  INCOME TAXES

      Income tax expense (benefit) includes the following (in thousands of dollars):

                                                                                   YEAR ENDED JANUARY 31,
                                                                           ---------------------------------------
                                                                              1999         1998           1997
                                                                           ----------   -----------    -----------

      Federal:
        Current ........................................................   $    --      $   (21,380)   $    21,380
        Deferred .......................................................      (39,497)      144,256         (8,889)
                                                                           ----------   -----------    -----------
                                                                           $  (39,497)  $   122,876    $    12,491
                                                                           ==========   ===========    ===========

      Included in "Payable to affiliates" at January 31, 1998 and 1997 are income taxes payable to TransAmerican totaling approximately $3.0 million and $14.4 million, respectively.

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


      Total income tax expense differs from amounts computed by applying the statutory federal income tax rate to income before income taxes. The items accounting for this difference are as follows (in thousands of dollars):

                                                                                   YEAR ENDED JANUARY 31,
                                                                           ---------------------------------------
                                                                              1999         1998           1997
                                                                           ----------   -----------    -----------

      Federal income tax expense
        (benefit) at the statutory rate ...............................    $ (170,530)  $   122,876    $    33,536
      Increase (decrease) in tax resulting from:
         Tight sands credit............................................        --           --              (7,441)
         Adjustment of tax assumption..................................       (75,000)      --               --
         Valuation allowance...........................................       206,033       --             (13,604)
                                                                           ----------   -----------    -----------
                                                                           $  (39,497)  $   122,876    $    12,491
                                                                           ==========   ===========    ===========

      Significant components of TransTexas' tax attributes are as follows (in thousand of dollars):

                                                                                               JANUARY 31,
                                                                                        ------------------------
                                                                                          1999           1998
                                                                                        --------       ---------
      Deferred tax liabilities:
        Depreciation, depletion and amortization .................................      $   --        $   36,314
        Tax assumption............................................................          --            75,000
                                                                                        --------       ---------
                                                                                            --           111,314
                                                                                        --------       ---------
      Deferred tax assets:
        Depreciation, depletion and amortization..................................        75,368              --
        Net operating loss carryforwards..........................................       127,901          63,712
        Contingent liabilities ...................................................         1,833           6,553
        Other, net................................................................           931           1,552
                                                                                        --------      ----------
                                                                                         206,033          71,817
      Valuation allowance.........................................................      (206,033)           --
                                                                                        ---------     ----------
      Net deferred tax assets.....................................................          --            71,817
                                                                                        --------      ----------
                                                                                        $   --        $   39,497
                                                                                        ========      ==========

      Based in part upon independent legal advice, TransTexas has determined that it was not required to report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that its position will be sustained if challenged by the Internal Revenue Service (the "IRS"). TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which includes TNGC Holdings Corporation, the sole stockholder of TransAmerican. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $270 million (assuming no reduction of tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 7%) on the tax and penalties (if any). The Tax Allocation Agreement has been amended so that TransAmerican will become obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican will be able to fund any such payment at the time due and the other members of the TNGC

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


Consolidated Group, thus, may be required to pay the tax. As a result, in 1998, TransTexas reserved approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal tax liability that TransAmerican might not be able to pay. As a result of subsequent net operating losses and the bankruptcy filing, it is more likely than not that any claims against TransTexas as a result of the Lobo Sale will be in the form of reduced net operating loss carryforwards. Accordingly, the $75 million reserve has been reclassified to the valuation allowance at January 31, 1999.

      TransTexas agreed to contribute to TransAmerican $48.6 million of alternative minimum tax credit carryforwards in connection with the assumption by TransAmerican of the aforementioned contingency. The assumption of the tax contingency net of the alternative minimum tax credits and the $75 million contingent liability initially recorded by TransTexas was a credit to additional paid-in capital of approximately $129.5 million.

      Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the IRS regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness.
However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that such challenge would not be upheld. Under an agreement between TransTexas, TransAmerican and certain of TransAmerican's subsidiaries (the "Tax Allocation Agreement"), TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax could be offset in subsequent years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. As a member of the TNGC Consolidated Group (defined below), each of TransTexas, TEC and TARC will be severally liable for any tax liability resulting from the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1995 and 1994. At this time, it is not possible to predict the scope of the IRS' review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

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

      Under the Tax Allocation Agreement, each subsidiary's Allocable Share for each tax year will generally equal the amount of federal income tax it would have owed had it filed a separate federal income tax return for each year

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


except that each subsidiary will be able to utilize net operating losses and credits of TransAmerican and the other members of the consolidated group effectively to defer payment of tax liabilities that it would have otherwise owed had it filed a separate federal income tax return. Each subsidiary will essentially pay the deferred taxes at the time TransAmerican (or the member whose losses or credits are utilized by such subsidiary) begins generating taxable income or tax. This will have the effect of deferring a portion of such subsidiary's tax liability to future years. The parties to the Tax Allocation Agreement amended such agreement in May 1997 to include additional affiliates as parties, and further amended the Tax Allocation Agreement in June 1997 to allocate to TransAmerican, as among the parties, any tax liability associated with the Lobo Sale.

      If the aggregate ownership of TransTexas by members of the TNGC Consolidated Group (excluding TransTexas) is less than 80% (measured by voting power and value), TransTexas will no longer be a member of the TNGC Consolidated Group for federal tax purposes ("Deconsolidation") and, with certain exceptions, will no longer be obligated under the terms and conditions of, or entitled to the benefits of, the Tax Allocation Agreement. A Deconsolidation could result from the issuance of additional equity securities by TransTexas, or from the sale or other disposal of shares of TransTexas by TEC or TransAmerican. Upon a Deconsolidation of TransTexas, members of the TNGC Consolidated Group that own TransTexas' common stock could incur a substantial amount of federal income tax liability. If such Deconsolidation occurred during the fiscal year ending January 31, 2000, the aggregate amount of this tax liability is estimated to be approximately $100 million, assuming no reduction for tax attributes of the TNGC Consolidated Group. However, such tax liability would be substantially reduced or eliminated in the event that the IRS successfully challenged TransTexas' position on the Lobo Sale. Each member of a consolidated group filing a consolidated federal income tax return is severally liable to the IRS for the consolidated federal income tax liability of the consolidated group. There can be no assurance that each TNGC Consolidated Group member will have the ability to satisfy any tax obligation attributable to these transactions at the time due and, therefore, other members of the group, including TEC, TransTexas or TARC, may be required to pay the tax.

      TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions by any member of the TNGC Consolidated Group. As of January 31, 1999, TransTexas had paid $9.6 million of these franchise taxes and estimates that it will pay approximately $0.6 million during fiscal 2000. During the year ended January 31, 1999, TransTexas paid approximately $5.6 million of Texas franchise taxes on behalf of affiliates. Approximately $2.3 million of the franchise taxes paid exceeded the payable to affiliates for such taxes and was recorded as a reduction of additional paid-in capital.

      It is not possible to predict the impact of the bankruptcy filing on the Tax Allocation Agreement, any obligations of TransTexas to the TNGC Consolidated Group or the tax attributes of TransTexas, including its net operating loss carryforwards. In addition, the utilization of any remaining net operating loss carryforwards after discharge from bankruptcy may be limited. Net operating loss carryforwards at January 31, 1999 were approximately $365 million.

12.  TRANSACTIONS WITH AFFILIATES

      From August 1993 to June 1997, TransTexas provided accounting and legal services to TARC and TEC and drilling and workover, administrative and procurement, accounting, legal, lease operating, and gas marketing services to TransAmerican pursuant to a services agreement. The fee to TARC and TEC for general commercial legal services and certain accounting services (including payroll, tax, and treasury services) was $26,000 per month. At TransAmerican's request, TransTexas, at its election, provided drilling and workover services. In June 1997, the receivable from TransAmerican under the services agreement was paid and the services agreement was terminated.

      On June 13, 1997, a services agreement was entered into among TransAmerican, TEC, TARC and TransTexas. Under the services agreement, TransTexas provided accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican will provide advisory services to TransTexas, TARC and TEC. As of January 31, 1999, the receivable from TARC and TransAmerican for services agreement fees of $0.2 million was charged to general and administrative expenses. As of January 31, 1999, receivables of $4.6 million for other services provided to TransAmerican and certain of its affiliates were recorded as a reduction of additional paid-in capital.

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


      In connection with a December 15, 1998 transaction pursuant to which TARC transferred its refinery assets to a minority-owned subsidiary, TCR Holding Corporation, a Delaware corporation ("TCR Holding"), and TCR Holding transferred such assets to its majority-owned subsidiary, TransContinental Refining Corporation, a Delaware corporation ("TransContinental"), TransTexas entered into an Amended and Restated Services Agreement with TransAmerican and its affiliates (other than TCR Holding and TransContinental) and an Amended and Restated Services Agreement (the "TCR Group Services Agreement") with TCR Holding and TransContinental. Pursuant to the TCR Group Services Agreement, TransTexas provides accounting, legal, administrative and other services to the TCR Group through December 15, 2000 and receive payment for such services, through February 28, 1999, in the amount of $200,000 per month. Subsequent to February 28, 1999, the monthly fee will be adjusted based on an assessment of the cost to TransTexas of providing such services. As of January 31, 1999, the receivable from TransContinental for such services was $0.3 million.

      During the year ended January 31, 1999, TEC made advances to TransTexas pursuant to a $50 million promissory note which matures on June 14, 2002. The note bears interest at a rate of 11.375% per annum. Interest payments are due and payable each June 15 and December 15. As of January 31, 1999, the outstanding balance of the note was $6.5 million and, the accrued interest was $0.1 million.

      In December 1998, TransTexas executed a note payable to TransAmerican in the original principal amount of $1.4 million plus interest at a rate of 15% per annum. The proceeds from this loan were used to pay a portion of the Company's interest payment obligations on December 31, 1998.

      In December 1994, TransTexas entered into an interruptible gas sales agreement with TransAmerican, revenues from which totaled approximately $11.7 million for the year ended January 31, 1997. TransAmerican did not purchase any gas from TransTexas during the years ended January 31, 1999 and 1998. All amounts owed under the agreement were paid on June 13, 1997.

      In July 1995, TransTexas acquired certain oil leases in the Lodgepole Prospect in North Dakota from TransAmerican for approximately $6.3 million, which amount represented TransAmerican's cost for such leases. TransTexas continued to acquire additional leases in the area. In October 1995, TransTexas sold an undivided interest in its Lodgepole leases to TransDakota Oil Corporation ("TDOC"), a subsidiary of TransAmerican. The sales price was approximately $16.1, which amount represented the cost to TransTexas of the interest sold. In September 1996, TransTexas purchased these and other oil and gas leasehold interests in the Lodgepole area from TDOC for approximately $20.0 million. The purchase price was $3.9 million greater than TDOC's basis in the properties. The properties were recorded in TransTexas' financial statements at carryover basis and the $3.9 million was classified as a reduction of retained earnings.

      In July 1996, TransAmerican executed a note payable to TransTexas Exploration Corporation ("TTEX") in the original principal amount of $25 million maturing on July 31, 1998. Advances by TTEX to TransAmerican under the note bore interest at a rate of 15% per annum, payable quarterly. This note was repaid on June 13, 1997.

      During 1995, TransAmerican acquired an office building which it subsequently sold to TransTexas in February 1996 for $4 million. In February 1996, TransAmerican advanced $4 million of the proceeds from this sale to TARC for working capital.

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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

      TransTexas sells natural gas to TARC under an interruptible long-term sales contract. Revenues from TARC under this contract totaled approximately $1.1 million and $2.7 million for the years ended January 31, 1998 and 1997, respectively. There were no such sales to TARC during 1999.

13.  COMMITMENTS AND CONTINGENCIES

    LEGAL PROCEEDINGS

      CHAPTER 11 BANKRUPTCY. On April 19, 1999 (the "Petition Date"), TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On April 20, 1999, TEC and TARC also filed voluntary petitions under Chapter 11. The bankruptcy cases are being jointly administered under the caption "In re:
TransTexas Gas Corporation, et al., Debtors," Case No. 99-889. TransTexas, TEC and TARC are operating their businesses and managing their properties as debtors-in-possession. As a result of the Chapter 11 filings, absent approval of the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the Petition Date.

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

      FINKELSTEIN. On April 22, 1991, Finkelstein filed a suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiff and seeking damages and attorneys' fees in excess of $33.7 million. On November 18, 1993, the plaintiff added TransTexas as an additional defendant. The parties arbitrated this matter in January 1997. In

                           TRANSTEXAS GAS CORPORATION

May 1998, the arbitration panel awarded $13 million to plaintiff, and plaintiff subsequently obtained a judgment against TransTexas for the awarded amount. Pursuant to a settlement agreement, TransTexas will pay the amount awarded over a 24-month period. If payments are not made, plaintiff will have the right to enforce its judgment.

      HEIN MINERALS. On April 3, 1998, Henry and Luz A. Hein Minerals, L.C. ("Hein") filed suit in the 49th Judicial District Court, Zapata County, Texas, against TransAmerican, TransTexas, TTC and Conoco, Inc. Plaintiff alleges that a 1990 mineral lease from plaintiffs to TransAmerican, comprising approximately 2,000 acres, was breached by failure to release certain acreage from the lease. Plaintiff alleges trespass, tortious interference, conversion, fraud, breach of fiduciary duty, breach of contract, conversion and slander of title, and claim damages including $10 per day per acre that was not released. TransAmerican, TransTexas and TransTexas Transmission's motion to transfer venue was denied by the Court on April 1, 1999. The Court also set the case for trial on November 1, 1999. On April 29, 1999, TransTexas Gas Corporation removed the case to the United States Bankruptcy Court for the Southern District of Texas, Laredo Division. TransTexas intends to vigorously defend against these claims.

      ZURICH. On May 5, 1998, The Home Insurance Company and Zurich Insurance Company filed suit against TransTexas in the United States District Court, Southern District of New York, to enforce an arbitration award of approximately $7.25 million relating to additional collateral for payments under workers' compensation policies. In January 1999, the court entered a judgment in favor of Zurich and Home, confirming the arbitration award. Zurich has also, by notice dated November 25, 1998, filed a second arbitration with respect to its attempt to satisfy a disputed premium payment of approximately $4.2 million. Zurich has also made claims on collateral to cover unpaid loss billings of over $1 million. Zurich's notice of arbitration names only TransAmerican, but TransTexas has provided significant collateral to Zurich and objected to any draw on its collateral.

      VENDOR CLAIMS. Numerous suppliers of goods and services have filed liens against property of the Company and Galveston Bay Processing Corporation to secure accounts payable. Many of these vendors have also filed collection suits against the Company and Galveston Bay Processing Corporation and/or suits to enforce their liens. These claims, as well as unasserted vendor claims, represent aggregate accounts payable of approximately $36 million at May 14, 1999.

      ROYALTY CLAIMS. Numerous royalty owners have made claims against the Company for payment of unpaid royalties under mineral leases and other agreements. These claims, as well as unasserted royalty claims, represent aggregate unpaid royalties of approximately $10 million at May 14, 1999.

      GENERAL. All of the foregoing claims are stayed as a result of the Chapter 11 filings. The resolution in any reporting period of one or more of the foregoing matters in a manner adverse to TransTexas could have a material adverse effect on TransTexas' results of operations and cash flows for that period. TransTexas is also a named defendant in other ordinary course, routine litigation incidental to its business. Although the outcome of these other lawsuits cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position. At January 31, 1999, the possible range of estimated losses related to all of the aforementioned claims, in addition to the estimates accrued by TransTexas is $0 to $20 million. Litigation expense, including legal fees, totaled approximately $1 million, $15 million and $19 million for the fiscal years ended
January 31, 1999, 1998 and 1997.

    ENVIRONMENTAL MATTERS

      TransTexas' operations and properties are subject to extensive federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials into the environment. Permits are required for various of TransTexas' operations, and these permits are subject to revocation, modification,

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


    OPERATING LEASES

      As of January 31, 1999, TransTexas had long-term leases covering land and other property and equipment. Rental expense was approximately $3 million, $2 million and $6 million for the years ended January 31, 1999, 1998 and 1997, respectively. Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of January 31, 1999, are as follows (in thousands of dollars):

                      2000 ...........................    $     940
                      2001 ...........................          908
                      2002............................          778
                      2003............................          644
                      2004............................          245
                                                          ---------
                                                          $   3,515
                                                          =========

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

      TransTexas has entered into various contracts whereby TransTexas is required to deliver an aggregate of approximately 125 MMcf per day to specified delivery points. TransTexas will incur certain charges if it does not deliver specified quantities under the contracts. Such charges totaled $1.9 million in fiscal 1999.

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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

14.  BUSINESS SEGMENTS

      TransTexas currently conducts its operations in one industry segment: exploration and production ("E&P"). Prior to the Lobo Sale, TransTexas also operated a gas transportation segment. The drilling services segment was not separately reported. The E&P segment explores for, develops, produces and markets natural gas, condensate and natural gas liquids. The transportation segment was engaged in intrastate natural gas transportation and marketing. All of TransTexas' significant gas and oil operations are located in South Texas, Louisiana and along the Texas Gulf Coast. TransTexas' revenues are derived principally from sales to interstate and intrastate gas pipelines, direct end users, industrial companies, marketers and refiners located in the United States.

      For the year ended January 31, 1999, five customers provided approximately $65 million in E&P revenues. For the year ended January 31, 1998, three customers provided approximately $79 million in E&P and Transportation revenues. For the year ended January 31, 1997, three customers provided approximately $177 million in E&P and Transportation revenues.

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


15.  LITIGATION SETTLEMENTS

      ALAMEDA. On May 22, 1993, Alameda Corporation ("Alameda") sued TransAmerican in the 234th Judicial District Court, Harris County, Texas, claiming that TransAmerican failed to account to Alameda for a share of the proceeds TransAmerican received in a 1990 settlement of litigation with El Paso Natural Gas Company ("El Paso"), and that TransAmerican has been unjustly enriched by its failure to share such proceeds with Alameda. On September 20, 1995, the jury rendered a verdict in favor of TransAmerican. Alameda appealed to the Fourteenth Court of Appeals, which affirmed the trial court judgment in favor of TransAmerican. Alameda's motion for rehearing was denied and Alameda appealed to the Texas Supreme Court. The Texas Supreme Court refused to hear Alameda's appeal. Alameda filed a motion for rehearing which was denied by the Texas Supreme Court on May 21, 1998. The judgment in favor of TransAmerican is now final.

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

      FINKELSTEIN. On April 15, 1990, H.S. Finkelstein filed suit against TransAmerican in the 49th Judicial District Court, Zapata County, Texas, alleging that TransAmerican failed to pay royalties and improperly marketed oil and gas produced from certain leases. On September 27, 1994, the plaintiff added TransTexas as an additional defendant. On January 6, 1995, a judgment against TransAmerican and TransTexas was entered for approximately $18 million in damages, interest and attorneys' fees. TransTexas and TransAmerican appealed the judgment to the Fourth Court of Appeals, San Antonio, Texas, which affirmed the judgment on April 3, 1996. TransTexas and TransAmerican filed a motion for rehearing. On August 14, 1996, the Fourth Court of Appeals reversed the trial court judgment and rendered judgment in favor of TransAmerican and TransTexas. On August 29, 1996, Finkelstein filed a motion for stay and a motion for rehearing with the court. On October 9, 1996, the court denied Finkelstein's rehearing request. In November 1996, Finkelstein filed an application for writ of error with the Supreme Court of Texas. The Texas Supreme Court denied Finkelstein's application in March 1998. Finkelstein's motion for rehearing was also denied and the Appellate Court judgment in favor of TransAmerican is now final.

16.  CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
      (In thousands, except per share data)

                                                                YEAR ENDED JANUARY 31, 1999
                                                       ------------------------------------------------
                                                         1ST           2ND          3RD           4TH
                                                       QUARTER       QUARTER      QUARTER       QUARTER
                                                       -------       -------      -------       -------

        Revenues..................................  $  33,467      $ 71,439     $   32,793    $  19,067
        Operating income (loss)...................      8,488        21,059(1)    (162,674)    (273,630)
        Net income (loss).........................     (6,803)         (806)      (147,763)    (292,361)
        Net income (loss) per share -- basic
          and diluted.............................      (0.12)        (0.01)         (2.57)       (5.08)

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                                                YEAR ENDED JANUARY 31, 1998
                                                       ------------------------------------------------
                                                         1ST           2ND          3RD           4TH
                                                       QUARTER       QUARTER      QUARTER       QUARTER
                                                       -------       -------      -------       -------

        Revenues.................................   $  82,351      $ 575,420    $ 37,233     $  28,267
        Operating income (loss)..................       1,298        531,425(2)    9,586       (12,209)
        Net income (loss)........................     (14,538)       262,745      (1,249)      (18,757)
        Net income (loss) per share -- basic
          and diluted............................       (0.20)          3.61       (0.02)       (0.33)


                                                                YEAR ENDED JANUARY 31, 1997
                                                       ------------------------------------------------
                                                         1ST           2ND          3RD           4TH
                                                       QUARTER       QUARTER      QUARTER       QUARTER
                                                       -------       -------      -------       -------

        Revenues................................    $  95,958      $ 86,732      $ 80,104     $ 143,553
        Operating income........................       25,798       106,696(3)      5,858(4)     48,927
        Net income (loss).......................        3,020        71,561        (9,396)       18,140
        Net income (loss) per share -- basic
          and diluted...........................         0.04          0.97         (0.13)         0.25

-----------------------

(1) Operating income for the second quarter of 1999 includes a $47.6 million gain on the sale of assets.

(2) Operating income for the second quarter of 1998 includes a $543 million gain on the sale of assets.

(3) Operating income for the second quarter of 1997 includes a gain on settlement of litigation of $96.0 million.

(4) Operating income for the third quarter of 1997 includes litigation expense of $7.5 million.

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

      Capitalized costs relating to gas and oil producing activities are as follows (in thousands of dollars):

                                                                                            JANUARY 31,
                                                                                     ---------------------------
                                                                                        1999             1998
                                                                                     ----------      -----------

         Proved properties .......................................................   $ 1,427,608     $ 1,142,195
         Unproved properties......................................................        20,477         104,389
                                                                                     -----------     -----------
          Total...................................................................     1,448,085       1,246,584
         Less accumulated depreciation, depletion and amortization ...............     1,164,224         652,090
                                                                                     -----------     -----------
                                                                                     $   283,861     $   594,494
                                                                                     ===========     ===========

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


      Costs incurred for gas and oil producing activities are as follows (in thousands of dollars):


                                                                                  YEAR ENDED JANUARY 31,
                                                                     -------------------------------------------
                                                                         1999            1998            1997
                                                                     -----------     ------------    -----------

         Property acquisitions....................................   $     13,084    $     56,205    $    50,963
         Exploration .............................................         98,294         196,728        100,737
         Development .............................................         77,322         123,273        162,313
                                                                     ------------    ------------    -----------
                                                                     $    188,700    $    376,206    $   314,013
                                                                     ============    ============    ===========

      Results of operations for gas and oil producing activities are as follows (in thousands of dollars):

                                                                                  YEAR ENDED JANUARY 31,
                                                                     -------------------------------------------
                                                                         1999            1998            1997
                                                                     -----------     ------------    -----------

         Revenues ................................................   $     91,319    $    164,538    $  363,459
                                                                     ------------    ------------    ----------
         Expenses:
             Production costs ....................................         22,352          51,346        97,619
             Depreciation, depletion and amortization.............         84,883          62,933       122,570
             General and administrative...........................          9,767           9,635         8,710
             Impairment of gas and oil properties.................        425,966          --             --
             Litigation settlement................................         --              --           (96,000)
                                                                     ------------    ------------    ----------
             Total operating expenses ............................        542,968         123,914       132,899
                                                                     ------------    ------------    ----------
             Income before income taxes...........................       (451,649)         40,624       230,560
         Income taxes (benefit)...................................       (158,077)         14,218        80,696
                                                                     ------------    ------------    ----------
                                                                     $   (293,572)    $    26,406    $  149,864
                                                                     ============     ===========    ==========
         Depletion rate per net equivalent Mcf....................  $       1.96           $1.11    $     0.96
                                                                     ============     ===========    ==========

    Reserve Quantity Information

      Proved reserves are estimated quantities of natural gas, condensate and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Natural gas quantities represent gas volumes which include amounts that will be extracted as natural gas liquids. TransTexas' estimated net proved reserves and proved developed reserves of natural gas (billions of cubic feet) and condensate (millions of barrels) are shown in the table below.

                                                                           YEAR ENDED JANUARY 31,
                                                        ---------------------------------------------------------
                                                                1999                1998              1997
                                                        ------------------   -----------------   ----------------
                                                          GAS        OIL      GAS        OIL     GAS       OIL
                                                          ---        ---      ---        ---     ---       ---

           Proved reserves:
              Beginning of year.....................     348.7      15.9     919.7       5.7     1,139.1    2.9
              Increase (decrease) during
               the year attributable to:
              Revisions of previous estimates.......    (127.1)(1)  (9.7)   (103.8)     (1.0)        6.5     .1
              Extensions, discoveries and other
                additions...........................      26.1       2.0     123.7      15.1        90.3    3.6

                           TRANSTEXAS GAS CORPORATION

              Sales of reserves.....................      (91.4)      (.5)   (525.8)    (3.3)    (204.9)    (.4)
              Purchase of reserves..................         --        --        --       --       11.3      .1
              Production............................      (35.6)     (1.1)    (65.1)     (.6)    (122.6)    (.6)
                                                        -------    ------    ------   ------     ------    -----
           End of year..............................      120.7       6.6     348.7     15.9      919.7     5.7
                                                        =======    ======    ======   ======     ======  ======

           Proved developed reserves:
              Beginning of year.....................      134.3       4.2     381.5      2.4      425.3      .9
              End of year...........................       87.8       5.0     134.3      4.2      381.5     2.4

       (1) Reserve estimates were revised downward principally as a result of additional seismic information which indicated more highly faulted structures in certain key properties causing reserves to be reclassified from proved to probable.

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

      The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair market value of TransTexas' gas and oil reserves. These estimates reflect proved reserves only and ignore, among other things, changes in prices and costs, revenues that could result from probable reserves which could become proved reserves in fiscal 2000 or later years and the risks inherent in reserve estimates. The standardized measure of discounted future net cash flows relating to proved gas and oil reserves is as follows (in thousands of dollars):

                                                                                YEAR ENDED JANUARY 31,
                                                                     -------------------------------------------
                                                                        1999            1998            1997
                                                                     -----------     -----------     -----------

         Future cash inflows .....................................   $   296,831     $   898,257     $ 3,051,397
         Future production costs .................................       (57,453)       (154,725)       (506,882)
         Future development costs ................................       (33,180)       (198,180)       (459,326)
         Future income taxes .....................................        --              --            (563,812)
                                                                     -----------     -----------     -----------
         Future net cash flows....................................       206,198         545,352       1,521,377

         Annual discount (10%) for estimated
            timing of cash flows..................................       (44,668)       (149,679)       (464,121)
                                                                     -----------     -----------     -----------

         Standardized measure of discounted
            future net cash flows.................................   $   161,530     $   395,673     $ 1,057,256
                                                                     ===========     ===========     ===========

      Principal sources of change in the standardized measure of discounted future net cash flows are as follows (in thousands of dollars):

                                                                                YEAR ENDED JANUARY 31,
                                                                     -------------------------------------------
                                                                        1999            1998            1997
                                                                     -----------     -----------     -----------

         Beginning of year .......................................   $   395,673     $  1,057,256   $   608,858
         Revisions:
         Quantity estimates and production rates .................      (194,041)(1)     (215,564)       13,903
           Prices, net of lifting costs ..........................       (76,157)        (348,781)      665,054
           Estimated future development costs.....................        58,455          (33,033)      (75,622)

                           TRANSTEXAS GAS CORPORATION

         Additions, extensions, discoveries and
           improved recovery .....................................        42,184         238,403        209,932
         Net sales of production .................................       (73,819)       (124,498)      (262,066)
         Development costs incurred ..............................        77,322         119,944        156,430
         Accretion of discount ...................................        39,566         144,909         80,806
         Net changes in income taxes..............................            --         391,812       (192,608)
         Sale of a volumetric production payment..................            --             --        (165,949)
         Purchases (sales) of reserves............................      (107,653)       (834,775)        18,518
                                                                     -----------     -----------    -----------
           End of year ...........................................   $   161,530     $   395,673    $ 1,057,256
                                                                     ===========     ===========    ===========

       (1) Reserve estimates were revised downward principally as a result of additional seismic information which indicated more highly faulted structures in certain key properties causing reserves to be reclassified from proved to probable.

      Year-end wellhead prices received by TransTexas from sales of natural gas, including margins from natural gas liquids, were $1.79, $1.96 and $3.17 per Mcf for 1999, 1998 and 1997, respectively. Year-end condensate prices were $12.12, $13.54 and $23.99 per barrel for 1999, 1998 and 1997, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated by reference from TransTexas' definitive proxy statement to be filed with the Commission with 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference from TransTexas' definitive proxy statement to be filed with the Commission with 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference from TransTexas' definitive proxy statement to be filed with the Commission with 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference from TransTexas' definitive proxy statement to be filed with the Commission with 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                       PAGE
                                                                       ----

(a)  Financial Statements, Schedules and Exhibits

     (1)  Report of Independent Accountants...........................  23
          Consolidated Balance Sheet..................................  24
          Consolidated Statement of Operations........................  25
          Consolidated Statement of Stockholders' Equity (Deficit)....  26
          Consolidated Statement of Cash Flows........................  27
          Notes to Consolidated Financial Statements..................  28

     (2)  Report of Independent Accountants...........................  61
          Schedule II - Valuation and Qualifying Accounts.............  62

     (3)  Exhibits

3.1  -   Articles of Incorporation (filed as an exhibit to the Company's
         Registration Statement on Form S-1 (No. 33-75050), and incorporated herein by reference).

3.2  -   By-laws of TransTexas (filed as an exhibit to the Company's
         Registration Statement on Form S-1 (No. 33-75050), and incorporated herein by reference).

4.1  -   Indenture dated as of June 15, 1995, among TransTexas, TTC and American
         Bank National Association, as Trustee (the "Indenture Trustee"), with respect to the Senior Secured Notes including the forms of Senior Secured Note and Senior Secured Guarantee as exhibits (filed as an exhibit to TransTexas' current report on Form 8-K dated June 20, 1995, and incorporated herein by reference).

4.2  -   Mortgage, Deed of Trust, Assignment of Production, Security Agreement
         and Financing Statement, effective as of June 23, 1995, from TransTexas to James A. Taylor, as trustee for the benefit of the Indenture Trustee (filed as an exhibit to TransTexas' current report on Form 8-K dated June 20, 1995, and incorporated herein by reference).

4.3  -   Pipeline Mortgage, Deed of Trust, Assignment, Security Agreement and
         Financing Statement, dated as of June 20, 1995, from TTC to James A. Taylor, as trustee for the benefit of the Indenture Trustee (filed as an exhibit to TransTexas' current report on Form 8-K dated on June 20, 1995, and incorporated herein by reference).

4.4  -   Security Agreement, Pledge and Financing Statement, dated as of June
         20, 1995, by TransTexas in favor of the Indenture Trustee (filed as an exhibit to TransTexas' current report on Form 8-K dated June 20, 1995, and incorporated herein by reference).

4.5  -   Security Agreement, Pledge and Financing Statement, dated as of June
         20, 1995, by TTC in favor of the Indenture Trustee (filed as an exhibit to TransTexas' current report on Form 8-K dated June 20, 1995, and incorporated herein by reference).

4.6  -   Cash Collateral and Disbursement Agreement, dated as of June 20, 1995, among TransTexas, the Indenture Trustee and the Disbursement Agent (filed as an exhibit to TransTexas' current report on Form 8-K dated June 20, 1995, and incorporated herein by reference).

4.7 - Pledge and Security Agreement dated as of September 19, 1996, between TransAmerican Exploration Corporation and Fleet National Bank (previously filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1996, and incorporated herein by reference).

4.8 - Registration Rights Agreement dated as of September 19, 1996, by and among TransTexas, TransAmerican, TransAmerican Exploration Corporation and Fleet National Bank (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1996, and incorporated herein by reference).

4.9 - Pledge Agreement dated as of February 23, 1995, between TEC and First Fidelity Bank, National Association, as Trustee (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.10 - Pledge Agreement dated as of February 23, 1995, between TARC and First Fidelity Bank, National Association, as Trustee (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.11 - Registration Rights Agreement dated as of February 23, 1995, among TransTexas, TARC and TEC (filed as an exhibit to Post-Effective Amendment No. 5 to the Company's Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.12 - Pledge Agreement dated as of February 23, 1995, among TransAmerican, TransTexas and Halliburton Company (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.13 - Pledge Agreement dated as of February 23, 1995, among TransAmerican, TransTexas and RECO Industries, Inc. (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.14 - Pledge Agreement dated as of February 23, 1995, among TransAmerican, TransTexas and Frito-Lay, Inc. (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.15 - Pledge Agreement dated as of February 23, 1995, among TransAmerican, TransTexas and EM Sector Holdings, Inc. (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.16 - Stock Pledge Agreement dated January 27, 1995, between TransAmerican and ITT Commercial Corp. (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.17 - Registration Rights Agreement dated January 27, 1995, among TransAmerican, TransTexas and ITT Commercial Finance Corp. (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.18 - Note Purchase Agreement dated December 13, 1996 between TransTexas and the Purchasers of 13 1/4% Series A Senior Subordinated Notes due 2003 (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.19 - Indenture dated December 13, 1996 between TransTexas and Bank One, Columbus, NA, as Trustee (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.20 - Registration Rights Agreement dated December 13, 1996 between TransTexas and each of the Purchasers of the Subordinated Notes (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.21 - First Supplemental Indenture dated May 29, 1997 by and among TransTexas, TTC and Firstar Bank of Minnesota, N.A., as trustee (filed as an exhibit to TransTexas' current report on Form 8-K dated May 29, 1997, and incorporated herein by reference).

4.22 - Second Supplemental Indenture dated June 13, 1997 between TransTexas, as issuer, and Firstar Bank of Minnesota, N.A., as trustee (filed as an exhibit to TransTexas' current report on Form 8-K dated June 13, 1997, and incorporated herein by reference).

4.23 - Indenture dated June 13, 1997 governing TransTexas' Senior Subordinated Notes due 2001 between TransTexas, as issuer, and Bank One, N.A., as trustee (filed as an exhibit to TransTexas' Registration Statement on Form S-4 (333-33803), and incorporated herein by reference).

4.24 - Registration Rights Agreement dated June 13, 1997 between TransTexas and the holders of TransTexas' Senior Subordinated Notes due 2001 (filed as an exhibit TransTexas' Registration Statement on Form S-4 (333-33803), and incorporated herein by reference).

4.25 - Loan Agreement dated June 13, 1997 between TransTexas and TEC (filed as an exhibit to TransTexas' current report on Form 8-K dated June 13, 1997, and incorporated herein by reference).

4.26 - Security and Pledge Agreement dated June 13, 1997 by TransTexas in favor of TEC (filed as an exhibit to TransTexas' current report on Form 8-K dated June 13, 1997, and incorporated herein by reference).

4.27 - Disbursement Agreement dated June 13, 1997 among TransTexas, TEC and Firstar Bank of Minnesota, as disbursement agent and Trustee (filed as an exhibit to TransTexas' current report on Form 8-K dated June 13, 1997, and incorporated herein by reference).

4.28 - Forms of Mortgage dated June 13, 1997 between TransTexas and TransAmerican Energy Corporation, (filed as an exhibit to TransTexas' Registration Statement on Form S-4 (333-33803), and incorporated herein by reference).

4.29 - Intercreditor and Collateral Agency Agreement dated June 13, 1997 among Firstar Bank of Minnesota, TEC and TransTexas (filed as an exhibit to TEC's Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

4.30 - Registration Rights Agreement dated August 12, 1997, by and among TransTexas, Firstar Bank of Minnesota, N.A., TEC and TARC (filed as an exhibit to Post-Effective Amendment No. 6 to TransTexas' Registration Statement on Form S-4 (33-91494) and incorporated herein by reference).

4.31 - First Supplemental Indenture dated as of September 2, 1997, between TransTexas, as issuer, and Bank One, N.A., as trustee (filed as an exhibit to TransTexas' Registration Statement on Form S-4 (333-33803), and incorporated herein by reference).

4.32 - First Amendment to Loan Agreement dated December 30, 1997 between TransTexas and TEC (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

4.33 - First Amendment to Disbursement Agreement dated December 30, 1997 between TransTexas, TEC and Firstar Bank of Minnesota, as disbursement agent and Trustee (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

4.34 - Second Amendment dated December 15, 1998 to Loan Agreement between TransTexas and TEC (filed as an exhibit to TEC's current report on Form 8-K dated February 23, 1999, and incorporated herein by reference).

10.1 - Services Agreement dated August 24, 1993, by and among TransTexas and TransAmerican (filed as an exhibit to TransTexas' current report on Form 8-K dated August 24, 1993, and incorporated herein by reference).

10.2 - Tax Allocation Agreement dated August 24, 1993, by and among TransAmerican, TransTexas, and the other subsidiaries of TransAmerican, as amended (filed as an exhibit to TransTexas' Registration Statement on Form S-1 (No. 33-75050), and incorporated herein by reference).

10.3 - Interruptible Gas Sales Terms and Conditions, between TransTexas and TARC, as amended (filed as an exhibit to TARC's Registration Statement on Form S-1 (No. 33-82200), and incorporated herein by reference).

10.4 - Bank Group Agreement dated August 24, 1993, by and among TransAmerican, TransTexas, and the Bank Group (filed as an exhibit to TransTexas' current report on Form 8-K dated August 24, 1993, and incorporated herein by reference).

10.5 - Gas Purchase Agreement dated June 8, 1987, by and between TransAmerican and The Coastal Corporation, as amended by the Amendment to Gas Purchase Agreement dated February 13, 1990, by and between TransAmerican and Texcol Gas Services, Inc., as successor to The Coastal Corporation (filed as an exhibit to TransTexas' Registration Statement on Form S-1 (No. 33-62740), and incorporated herein by reference).

10.6 - Gas Purchase Agreement dated October 29, 1987, by and between TransAmerican and The Coastal Corporation as amended by the Amendment to Gas Purchase Agreement dated February 13, 1990, by and between TransAmerican and Texcol Gas Services, Inc., successor to The Coastal Corporation (filed as an exhibit to TransTexas' Registration Statement on Form S-1 (No. 33-62740), and incorporated herein by reference).

10.7 - Gas Transportation Agreement dated the Effective Date (as therein defined), by and between TransAmerican and The Coastal Corporation, as amended by the Amendment to Gas Transportation Agreement dated February 13, 1990, by and between TransAmerican and Texcol Gas Services, Inc., successor to The Coastal Corporation (filed as an exhibit to TransTexas' Registration Statement on Form S-1 (No. 33-62740), and incorporated herein by reference).

10.8 - Firm Natural Gas Sales Agreement dated September 30, 1993, by and between TransTexas and Associated Natural Gas, Inc. (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1993, and incorporated herein by reference).

10.9 - Form of Indemnification Agreement by and between TransTexas and each of its directors (filed as an exhibit to TransTexas' current report on Form 8-K dated August 24, 1993 and incorporated herein by reference).

10.10 - Gas Purchase Agreement dated November 1, 1985, between TransAmerican and Washington Gas and Light Company, Frederick Gas Company, Inc., and Shenandoah Gas Company (filed as an exhibit to TransTexas' Registration Statement on Form S-1 (No. 33-75050), and incorporated herein by reference).

10.11 - Natural Gas Sales Agreement between TransTexas and Associated Natural Gas, Inc. dated September 30, 1993 (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1993, and incorporated herein by reference).

10.12 - Amendment Extending Gas Purchase Agreement between TransTexas and Washington Gas Light Company, Inc., and Shenandoah Gas Company, as amended, dated November 1, 1993 (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended January 31, 1994, and incorporated herein by reference).

10.13 - Agreement for Purchase of Production Payment between TransTexas and Southern States Exploration, Inc. dated April 1, 1994 (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1994, and incorporated herein by reference).

10.14 - Assignment of Proceeds Production Payment between TransTexas and Southern States Exploration, Inc. dated April 1, 1994 (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1994, and incorporated herein by reference).

10.15 - Transfer Agreement dated August 24, 1993, by and among TransAmerican, TransTexas, TTC, and John R. Stanley (filed as an exhibit to TransTexas' current report on Form 8-K dated August 24, 1993, and incorporated herein by reference).

10.16 - Amended and Restated Accounts Receivable Management and Security Agreement between TransTexas and BNY Financial Corporation (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1995, and incorporated herein by reference).

10.17 - Note Purchase Agreement, dated as of May 10, 1996, among TransTexas, TCW Shared Opportunity Fund II, L.P. and Jefferies & Company, Inc. (filed as an exhibit to the Company's Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.18 - Master Swap Agreement, dated June 6, 1996, between TransTexas and AIG Trading Corporation (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.19 - Purchase Agreement, dated January 30, 1996, between TransTexas and Sunflower Energy Finance Company (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.20 - Production Payment Conveyance, executed on January 30, 1996, from TransTexas to Sunflower Energy Finance Company (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.21 - First Supplement to Purchase Agreement, dated as of February 12, 1996, among TransTexas, Sunflower Energy Finance Company and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.22 - First Supplement to Production Payment Conveyance, executed February 12, 1996, among TransTexas, Sunflower Energy Finance Company and TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.23 - Purchase Agreement, dated May 14, 1996, among TransTexas, TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. and Sunflower Energy Finance Company (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.24 - Production Payment Conveyance, executed May 14, 1996, from TransTexas to TCW Portfolio No. 1555 Dr V Sub-Custody Partnership, L.P. and Sunflower Energy Finance Company (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.25 - Employment Agreement between TransTexas and Richard Bianchi dated August 12, 1996 (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1996, and incorporated herein by reference).

10.26 - Employment Agreement between TransTexas and Arnold Brackenridge dated August 12, 1996 (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1996, and incorporated herein by reference).

10.27 - Stock Purchase Agreement dated as of May 29, 1997 by and between TransTexas and First Union Bank of Connecticut, as trustee (filed as an exhibit to TransTexas' current report on Form 8-K dated May 29, 1997, and incorporated herein by reference).

10.28 - Interruptible Gas Transportation Agreement dated Effective March 1, 1997 between TransTexas, as shipper, and Lobo Pipeline Company, as transporter (filed an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.29 - Intrastate Firm Gas Transportation Agreement dated effective March 1, 1997 between TransTexas, as shipper, and Lobo Pipeline Company, as transporter (filed an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.30 - Master Services Contract dated May 30, 1997 between Conoco Inc. and TransTexas (filed an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.31 - Agreement for Services dated effective March 1, 1997 between Conoco Inc. and TransTexas (filed an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.32 - Services Agreement dated June 13, 1997 among TNGC Holdings Corporation, TransAmerican, TEC, TARC, TransTexas and TTXD (filed an an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.33 - Amendment No. 3 to Tax Allocation Agreement dated May 29, 1997 (filed an an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.34 - Amendment No. 4 to Tax Allocation Agreement dated June 13, 1997 (filed an an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.35 - Amendment No. 2 to Transfer Agreement dated May 29, 1997 (filed an an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.36 - Amendment No. 3 to Transfer Agreement dated June 13, 1997 (filed an an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

 10.37 - Second Amended and Restated Accounts Receivable Management Agreement dated October 14, 1997 between TransTexas and BNY Financial Corporation (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1997, and incorporated herein by reference).

 10.38 - Employment Agreement dated December 1, 1997 between TransTexas and Arnold Brackenridge (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

 10.39 - Employment Agreement Settlement dated April 28, 1998 between TransTexas and Richard Bianchi (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

 10.40 - Severance Agreement dated November 21, 1997 between TransTexas and Lee Muncy (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

 10.41 - Purchase Agreement dated February 23, 1998 between TransTexas and TCW (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

 10.42 - Production Payment Conveyance dated February 23, 1998 between TransTexas and TCW (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

 10.43 - Asset Purchase Agreement dated May 26, 1998 by and among TransTexas, Bayard Drilling, L.P. and Bayard Drilling Technologies, Inc. (Filed as an exhibit to TransTexas' current report on Form 8-K dated June 26, 1998, and incorporated herein by reference).

*10.44 - Employment Agreement between the Company and John R. Stanley dated November 1, 1998.

*10.45 - Employment Agreement between the Company and Ed Donahue dated December 1, 1998.

*10.46 - Credit Agreement dated April 27, 1999 among TransTexas, Credit Suisse First Boston Management Corporation, the Lenders named therein and TEC and TARC, as guarantors.

*21.1  -  Schedule of Subsidiaries of TransTexas.

*23.1  -  Consent of PricewaterhouseCoopers LLP.

*23.2  -  Consent of Netherland, Sewell & Associates, Inc.

*27.1  -  Financial Data Schedule.

------------------------
*filed herewith

(b) There were no reports on Form 8-K filed during the three months ended January 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 1999.

                               TRANSTEXAS GAS CORPORATION



                               By:          /s/ JOHN R. STANLEY
                                  -----------------------------------------
                                   John R. Stanley, Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 17, 1999.


                  NAME                                                TITLE



        /s/ JOHN R. STANLEY                            Director and Chief Executive Officer
-------------------------------------                    (Principal Executive Officer)
          John R. Stanley



        /s/ THOMAS B. MCDADE                           Director and Chairman of the Board
-------------------------------------
          Thomas B. McDade



        /s/ JAMES V. LANGSTON                          Director
-------------------------------------
          James V. Langston



        /s/ ROBERT L. MAY                              Director
-------------------------------------
          Robert L. May



        /s/ EDWIN B. DONAHUE                           Vice President and Chief Financial Officer
-------------------------------------                    (Principal Financial and Accounting
          Edwin B. Donahue                                Officer)


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
TransTexas Gas Corporation:


      Our report on the consolidated financial statements of TransTexas Gas Corporation, which includes an explanatory paragraph regarding the Company's ability to continue as a going concern, is included on page 23 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 53 of this Form 10-K.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


PricewaterhouseCoopers LLP

Houston, Texas
May 20, 1999

                                                                     SCHEDULE II

                           TRANSTEXAS GAS CORPORATION
                             (Debtor-in-Possession)

                        VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)





                                    BALANCE AT                                                         BALANCE AT
                                    BEGINNING        ADDITIONS                          OTHER              END
         DESCRIPTION                OF PERIOD        AT COSTS       RETIREMENTS        CHANGES          OF PERIOD
         -----------                ---------        --------       -----------        -------          ---------

Year ended January 31, 1997:
   Valuation allowance -
    long-term receivables        $     1,230        $    516         $   1,746        $  --          $     --
                                 ===========        ========         =========        =========      ============

Year ended January 31, 1998:
   Valuation allowance -
    long-term receivables        $    --            $ --             $   --           $  --          $     --
                                 ===========        ========         =========        =========      ============

Year ended January 31, 1999:
   Valuation allowance -
    long-term receivables        $    --            $    191         $   --           $  --          $        191
                                 ===========        ========         =========        =========      ============

                               INDEX TO EXHIBITS
                               -----------------


EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

3.1  -   Articles of Incorporation (filed as an exhibit to the Company's
         Registration Statement on Form S-1 (No. 33-75050), and incorporated herein by reference).

3.2  -   By-laws of TransTexas (filed as an exhibit to the Company's
         Registration Statement on Form S-1 (No. 33-75050), and incorporated herein by reference).

4.1  -   Indenture dated as of June 15, 1995, among TransTexas, TTC and American
         Bank National Association, as Trustee (the "Indenture Trustee"), with respect to the Senior Secured Notes including the forms of Senior
         Secured Note and Senior Secured Guarantee as exhibits (filed as an exhibit to TransTexas' current report on Form 8-K dated June 20, 1995, and incorporated herein by reference).

4.2  -   Mortgage, Deed of Trust, Assignment of Production, Security Agreement
         and Financing Statement, effective as of June 23, 1995, from TransTexas to James A. Taylor, as trustee for the benefit of the Indenture Trustee
         (filed as an exhibit to TransTexas' current report on Form 8-K dated
         June 20, 1995, and incorporated herein by reference).

4.3  -   Pipeline Mortgage, Deed of Trust, Assignment, Security Agreement and
         Financing Statement, dated as of June 20, 1995, from TTC to James A.
         Taylor, as trustee for the benefit of the Indenture Trustee (filed as an exhibit to TransTexas' current report on Form 8-K dated on June 20,
         1995, and incorporated herein by reference).

4.4  -   Security Agreement, Pledge and Financing Statement, dated as of June
         20, 1995, by TransTexas in favor of the Indenture Trustee (filed as an exhibit to TransTexas' current report on Form 8-K dated June 20, 1995, and incorporated herein by reference).

4.5  -   Security Agreement, Pledge and Financing Statement, dated as of June
         20, 1995, by TTC in favor of the Indenture Trustee (filed as an exhibit to TransTexas' current report on Form 8-K dated June 20, 1995, and incorporated herein by reference).

4.6  -   Cash Collateral and Disbursement Agreement, dated as of June 20, 1995, among TransTexas, the Indenture Trustee and the Disbursement Agent
         (filed as an exhibit to TransTexas' current report on Form 8-K dated
         June 20, 1995, and incorporated herein by reference).

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

4.7   -  Pledge and Security Agreement dated as of September 19, 1996, between
         TransAmerican Exploration Corporation and Fleet National Bank
         (previously filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1996, and incorporated herein by reference).

4.8 - Registration Rights Agreement dated as of September 19, 1996, by and among TransTexas, TransAmerican, TransAmerican Exploration Corporation and Fleet National Bank (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1996, and incorporated herein by reference).

4.9   -  Pledge Agreement dated as of February 23, 1995, between TEC and First
         Fidelity Bank, National Association, as Trustee (filed as an exhibit to
         Post-Effective Amendment No. 5 to TransTexas' Registration Statement on
         Form S-3 (33-91494), and incorporated herein by reference).

4.10  -  Pledge Agreement dated as of February 23, 1995, between TARC and First
         Fidelity Bank, National Association, as Trustee (filed as an exhibit to
         Post-Effective Amendment No. 5 to TransTexas' Registration Statement on
         Form S-3 (33-91494), and incorporated herein by reference).

4.11  -  Registration Rights Agreement dated as of February 23, 1995, among
         TransTexas, TARC and TEC (filed as an exhibit to Post-Effective
         Amendment No. 5 to the Company's Registration Statement on Form S-3
         (33-91494), and incorporated herein by reference).

4.12  -  Pledge Agreement dated as of February 23, 1995, among TransAmerican,
         TransTexas and Halliburton Company (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration Statement on
         Form S-3 (33-91494), and incorporated herein by reference).

4.13  -  Pledge Agreement dated as of February 23, 1995, among TransAmerican,
         TransTexas and RECO Industries, Inc. (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration Statement on
         Form S-3 (33-91494), and incorporated herein by reference).

4.14  -  Pledge Agreement dated as of February 23, 1995, among TransAmerican,
         TransTexas and Frito-Lay, Inc. (filed as an exhibit to Post-Effective
         Amendment No. 5 to TransTexas' Registration Statement on Form S-3
         (33-91494), and incorporated herein by reference).

4.15  -  Pledge Agreement dated as of February 23, 1995, among TransAmerican,
         TransTexas and EM Sector Holdings, Inc. (filed as an exhibit to
         Post-Effective Amendment No. 5 to TransTexas' Registration Statement on
         Form S-3 (33-91494), and incorporated herein by reference).

4.16 - Stock Pledge Agreement dated January 27, 1995, between TransAmerican and ITT Commercial Corp. (filed as an exhibit to Post-Effective
         Amendment No. 5 to TransTexas' Registration Statement on Form S-3
         (33-91494), and incorporated herein by reference).

4.17  -  Registration Rights Agreement dated January 27, 1995, among
         TransAmerican, TransTexas and ITT Commercial Finance Corp. (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration
         Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.18 - Note Purchase Agreement dated December 13, 1996 between TransTexas and the Purchasers of 13 1/4% Series A Senior Subordinated Notes due 2003
         (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas'
         Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.19  -  Indenture dated December 13, 1996 between TransTexas and Bank One,
         Columbus, NA, as Trustee (filed as an exhibit to Post-Effective
         Amendment No. 5 to TransTexas' Registration Statement on Form S-3
         (33-91494), and incorporated herein by reference).

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

4.20  -  Registration Rights Agreement dated December 13, 1996 between
         TransTexas and each of the Purchasers of the Subordinated Notes (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas'
         Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.21  -  First Supplemental Indenture dated May 29, 1997 by and among
         TransTexas, TTC and Firstar Bank of Minnesota, N.A., as trustee (filed as an exhibit to TransTexas' current report on Form 8-K dated May 29, 1997, and incorporated herein by reference).

4.22 - Second Supplemental Indenture dated June 13, 1997 between TransTexas, as issuer, and Firstar Bank of Minnesota, N.A., as trustee (filed as an exhibit to TransTexas' current report on Form 8-K dated June 13, 1997, and incorporated herein by reference).

4.23  -  Indenture dated June 13, 1997 governing TransTexas' Senior Subordinated
         Notes due 2001 between TransTexas, as issuer, and Bank One, N.A., as trustee (filed as an exhibit to TransTexas' Registration Statement on Form S-4 (333-33803), and incorporated herein by reference).

4.24 - Registration Rights Agreement dated June 13, 1997 between TransTexas and the holders of TransTexas' Senior Subordinated Notes due 2001
         (filed as an exhibit TransTexas' Registration Statement on Form S-4
         (333-33803), and incorporated herein by reference).

4.25 - Loan Agreement dated June 13, 1997 between TransTexas and TEC (filed as an exhibit to TransTexas' current report on Form 8-K dated June 13, 1997, and incorporated herein by reference).

4.26 - Security and Pledge Agreement dated June 13, 1997 by TransTexas in favor of TEC (filed as an exhibit to TransTexas' current report on Form
         8-K dated June 13, 1997, and incorporated herein by reference).

4.27  -  Disbursement Agreement dated June 13, 1997 among TransTexas, TEC and
         Firstar Bank of Minnesota, as disbursement agent and Trustee (filed as an exhibit to TransTexas' current report on Form 8-K dated June 13, 1997, and incorporated herein by reference).

4.28  -  Forms of Mortgage dated June 13, 1997 between TransTexas and
         TransAmerican Energy Corporation, (filed as an exhibit to TransTexas'
         Registration Statement on Form S-4 (333-33803), and incorporated herein by reference).

4.29  -  Intercreditor and Collateral Agency Agreement dated June 13, 1997 among
         Firstar Bank of Minnesota, TEC and TransTexas (filed as an exhibit to TEC's Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

4.30  -  Registration Rights Agreement dated August 12, 1997, by and among
         TransTexas, Firstar Bank of Minnesota, N.A., TEC and TARC (filed as an exhibit to Post-Effective Amendment No. 6 to TransTexas' Registration
         Statement on Form S-4 (33-91494) and incorporated herein by reference).

4.31  -  First Supplemental Indenture dated as of September 2, 1997, between
         TransTexas, as issuer, and Bank One, N.A., as trustee (filed as an exhibit to TransTexas' Registration Statement on Form S-4 (333-33803), and incorporated herein by reference).

4.32  -  First Amendment to Loan Agreement dated December 30, 1997 between
         TransTexas and TEC (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

4.33 - First Amendment to Disbursement Agreement dated December 30, 1997 between TransTexas, TEC and Firstar Bank of Minnesota, as disbursement agent and Trustee (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

4.34  -  Second Amendment dated December 15, 1998 to Loan Agreement between
         TransTexas and TEC (filed as an exhibit to TEC's current report on Form
         8-K dated February 23, 1999, and incorporated herein by reference).

10.1  -  Services Agreement dated August 24, 1993, by and among TransTexas and
         TransAmerican (filed as an exhibit to TransTexas' current report on Form 8-K dated August 24, 1993, and incorporated herein by reference).

10.2  -  Tax Allocation Agreement dated August 24, 1993, by and among
         TransAmerican, TransTexas, and the other subsidiaries of TransAmerican, as amended (filed as an exhibit to TransTexas' Registration Statement on Form S-1 (No. 33-75050), and incorporated herein by reference).

10.3  -  Interruptible Gas Sales Terms and Conditions, between TransTexas and
         TARC, as amended (filed as an exhibit to TARC's Registration Statement on Form S-1 (No. 33-82200), and incorporated herein by reference).

10.4  -  Bank Group Agreement dated August 24, 1993, by and among TransAmerican,
         TransTexas, and the Bank Group (filed as an exhibit to TransTexas' current report on Form 8-K dated August 24, 1993, and incorporated herein by reference).

10.5 - Gas Purchase Agreement dated June 8, 1987, by and between TransAmerican and The Coastal Corporation, as amended by the Amendment to Gas
         Purchase Agreement dated February 13, 1990, by and between
         TransAmerican and Texcol Gas Services, Inc., as successor to The
         Coastal Corporation (filed as an exhibit to TransTexas' Registration
         Statement on Form S-1 (No. 33-62740), and incorporated herein by reference).

10.6  -  Gas Purchase Agreement dated October 29, 1987, by and between
         TransAmerican and The Coastal Corporation as amended by the Amendment to Gas Purchase Agreement dated February 13, 1990, by and between
         TransAmerican and Texcol Gas Services, Inc., successor to The Coastal
         Corporation (filed as an exhibit to TransTexas' Registration Statement on Form S-1 (No. 33-62740), and incorporated herein by reference).

10.7 - Gas Transportation Agreement dated the Effective Date (as therein defined), by and between TransAmerican and The Coastal Corporation, as amended by the Amendment to Gas Transportation Agreement dated February
         13, 1990, by and between TransAmerican and Texcol Gas Services, Inc., successor to The Coastal Corporation (filed as an exhibit to TransTexas' Registration Statement on Form S-1 (No. 33-62740), and incorporated herein by reference).

10.8 - Firm Natural Gas Sales Agreement dated September 30, 1993, by and between TransTexas and Associated Natural Gas, Inc. (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1993, and incorporated herein by reference).

10.9 - Form of Indemnification Agreement by and between TransTexas and each of its directors (filed as an exhibit to TransTexas' current report on Form 8-K dated August 24, 1993 and incorporated herein by reference).

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

10.10 - Gas Purchase Agreement dated November 1, 1985, between TransAmerican and Washington Gas and Light Company, Frederick Gas Company, Inc., and
         Shenandoah Gas Company (filed as an exhibit to TransTexas' Registration
         Statement on Form S-1 (No. 33-75050), and incorporated herein by reference).

10.11 -  Natural Gas Sales Agreement between TransTexas and Associated Natural
         Gas, Inc. dated September 30, 1993 (filed as an exhibit to TransTexas'
         Form 10-Q for the quarter ended October 31, 1993, and incorporated herein by reference).

10.12 -  Amendment Extending Gas Purchase Agreement between TransTexas and
         Washington Gas Light Company, Inc., and Shenandoah Gas Company, as amended, dated November 1, 1993 (filed as an exhibit to TransTexas'
         Form 10-Q for the quarter ended January 31, 1994, and incorporated herein by reference).

10.13 -  Agreement for Purchase of Production Payment between TransTexas and
         Southern States Exploration, Inc. dated April 1, 1994 (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1994, and incorporated herein by reference).

10.14 -  Assignment of Proceeds Production Payment between TransTexas and
         Southern States Exploration, Inc. dated April 1, 1994 (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1994, and incorporated herein by reference).

10.15 -  Transfer Agreement dated August 24, 1993, by and among TransAmerican,
         TransTexas, TTC, and John R. Stanley (filed as an exhibit to
         TransTexas' current report on Form 8-K dated August 24, 1993, and incorporated herein by reference).

10.16 -  Amended and Restated Accounts Receivable Management and Security
         Agreement between TransTexas and BNY Financial Corporation (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1995, and incorporated herein by reference).

10.17 -  Note Purchase Agreement, dated as of May 10, 1996, among TransTexas,
         TCW Shared Opportunity Fund II, L.P. and Jefferies & Company, Inc.
         (filed as an exhibit to the Company's Form 10-Q for the quarter ended
         April 30, 1996, and incorporated herein by reference).

10.18 -  Master Swap Agreement, dated June 6, 1996, between TransTexas and AIG
         Trading Corporation (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.19 -  Purchase Agreement, dated January 30, 1996, between TransTexas and
         Sunflower Energy Finance Company (filed as an exhibit to TransTexas'
         Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.20 -  Production Payment Conveyance, executed on January 30, 1996, from
         TransTexas to Sunflower Energy Finance Company (filed as an exhibit to
         TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.21 - First Supplement to Purchase Agreement, dated as of February 12, 1996, among TransTexas, Sunflower Energy Finance Company and TCW Portfolio
         No. 1555 DR V Sub-Custody Partnership, L.P. (filed as an exhibit to
         TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.22 -  First Supplement to Production Payment Conveyance, executed February
         12, 1996, among TransTexas, Sunflower Energy Finance Company and TCW
         Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

10.23 -  Purchase Agreement, dated May 14, 1996, among TransTexas, TCW Portfolio
         No. 1555 DR V Sub- Custody Partnership, L.P. and Sunflower Energy
         Finance Company (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.24 - Production Payment Conveyance, executed May 14, 1996, from TransTexas to TCW Portfolio No. 1555 Dr V Sub-Custody Partnership, L.P. and
         Sunflower Energy Finance Company (filed as an exhibit to TransTexas'
         Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.25 -  Employment Agreement between TransTexas and Richard Bianchi dated
         August 12, 1996 (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1996, and incorporated herein by reference).

10.26 -  Employment Agreement between TransTexas and Arnold Brackenridge dated
         August 12, 1996 (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1996, and incorporated herein by reference).

10.27 -  Stock Purchase Agreement dated as of May 29, 1997 by and between
         TransTexas and First Union Bank of Connecticut, as trustee (filed as an exhibit to TransTexas' current report on Form 8-K dated May 29, 1997, and incorporated herein by reference).

10.28 -  Interruptible Gas Transportation Agreement dated Effective March 1,
         1997 between TransTexas, as shipper, and Lobo Pipeline Company, as transporter (filed an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.29 -  Intrastate Firm Gas Transportation Agreement dated effective March 1,
         1997 between TransTexas, as shipper, and Lobo Pipeline Company, as transporter (filed an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.30 -  Master Services Contract dated May 30, 1997 between Conoco Inc. and
         TransTexas (filed an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.31 -  Agreement for Services dated effective March 1, 1997 between Conoco
         Inc. and TransTexas (filed an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.32 -  Services Agreement dated June 13, 1997 among TNGC Holdings Corporation,
         TransAmerican, TEC, TARC, TransTexas and TTXD (filed an an exhibit to
         TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.33 - Amendment No. 3 to Tax Allocation Agreement dated May 29, 1997 (filed an an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.34 - Amendment No. 4 to Tax Allocation Agreement dated June 13, 1997 (filed an an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.35 - Amendment No. 2 to Transfer Agreement dated May 29, 1997 (filed an an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.36 - Amendment No. 3 to Transfer Agreement dated June 13, 1997 (filed an an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

10.37 - Second Amended and Restated Accounts Receivable Management Agreement dated October 14, 1997 between TransTexas and BNY Financial Corporation
         (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended
         October 31, 1997, and incorporated herein by reference).

10.38 -  Employment Agreement dated December 1, 1997 between TransTexas and
         Arnold Brackenridge (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

10.39 - Employment Agreement Settlement dated April 28, 1998 between TransTexas and Richard Bianchi (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

10.40 -  Severance Agreement dated November 21, 1997 between TransTexas and Lee
         Muncy (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

10.41 -  Purchase Agreement dated February 23, 1998 between TransTexas and TCW
         (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

10.42 -  Production Payment Conveyance dated February 23, 1998 between
         TransTexas and TCW (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

10.43 -  Asset Purchase Agreement dated May 26, 1998 by and among TransTexas,
         Bayard Drilling, L.P. and Bayard Drilling Technologies, Inc. (Filed as an exhibit to TransTexas' current report on Form 8-K dated June 26, 1998, and incorporated herein by reference).

*10.44 - Employment Agreement between the Company and John R. Stanley dated
         November 1, 1998.

*10.45 - Employment Agreement between the Company and Ed Donahue dated
         December 1, 1998.

*10.46 - Credit Agreement dated April 27, 1999 among TransTexas, Credit Suisse
         First Boston Management Corporation, the Lenders named therein and TEC and TARC, as guarantors.

*21.1 -  Schedule of Subsidiaries of TransTexas.

*23.1 -  Consent of PricewaterhouseCoopers LLP

*23.2 -  Consent of Netherland, Sewell & Associates, Inc

*27.1 -  Financial Data Schedule

-------------------
*filed herewith