Form 10-Q
period 1999-04-30
TRANSTEXAS GAS CORP
filed 1999-06-18
CIK 904977

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


                  For the Quarterly Period Ended April 30, 1999

                         Commission File Number 0-23580

                            ------------------------

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

                            ------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

         The number of shares of common stock of the registrant outstanding on June 18, 1999 was 57,515,566.

================================================================================

                           TRANSTEXAS GAS CORPORATION

                                TABLE OF CONTENTS




                                                                                                               PAGE
                                                                                                               ----
                                                      PART I.
                                               FINANCIAL INFORMATION

Item 1.    Financial Statements:

              Report of Independent Accountants............................................................    2

              Condensed Consolidated Balance Sheet as of April 30, 1999 and January 31, 1999...............    3

              Condensed Consolidated Statement of Operations for the three months ended
                  April 30, 1999 and 1998..................................................................    4

              Condensed Consolidated Statement of Cash Flows for the three months ended
                  April 30, 1999 and 1998..................................................................    5

              Notes to Condensed Consolidated Financial Statements.........................................    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
               of Operations...............................................................................   13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................   19



                                                     PART II.
                                                 OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................   20

Item 3.    Defaults Upon Senior Securities.................................................................   20

Item 6.    Exhibits and Reports on Form 8-K................................................................   20

Signature..................................................................................................   21


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of TransTexas Gas Corporation

     We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation (debtor-in-possession) as of April 30, 1999 and the related condensed consolidated statements of operations and of cash flows for the three months ended April 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 31, 1999, and the related consolidated statements of operations, of stockholders' equity (deficit), and of cash flows for the year then ended (not presented herein); and in our report dated May 20, 1999, which contains an explanatory paragraph regarding the Company's ability to continue as a going concern, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP


Houston, Texas
June 17, 1999

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                APRIL 30,        JANUARY 31,
                                                                                  1999              1999
                                                                              -------------     ------------

                                                 ASSETS
Current assets:
   Cash and cash equivalents................................................   $      8,761     $      3,775
   Accounts receivable......................................................         18,592           16,091
   Receivable from affiliates...............................................          1,250            1,286
   Inventories..............................................................          3,178            3,210
   Other current assets.....................................................          3,247            3,693
                                                                               ------------     ------------
        Total current assets................................................         35,028           28,055
                                                                               ------------     ------------

Property and equipment......................................................      1,461,278        1,459,630
Less accumulated depreciation, depletion and amortization...................      1,183,428        1,167,487
                                                                               ------------     ------------

   Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $20,109 and
     $20,477 was excluded from  amortization at April 30, 1999
     and January 31, 1999 respectively......................................        277,850          292,143
                                                                               ------------     ------------
Other assets, net...........................................................         22,738           25,169
                                                                               ------------     ------------

                                                                               $    335,616     $    345,367
                                                                               ============     ============


             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Note payable.............................................................   $      6,000     $      --
   Accounts payable.........................................................          1,276            --
   Accrued liabilities......................................................          2,152              983
                                                                               ------------     ------------
        Total current liabilities...........................................          9,428              983
                                                                               ------------     ------------

Liabilities subject to compromise...........................................        733,722          718,139
Production payments, less current portion...................................         56,189           56,260

Commitments and contingencies (Note 3)......................................          --               --

Stockholders' deficit:
   Common stock, $0.01 par value, 100,000,000
    shares authorized, 57,515,566 shares issued and outstanding
        at April 30, 1999 and January 31, 1999..............................            740              740
   Additional paid-in capital...............................................         20,615           19,915
   Accumulated deficit......................................................       (222,673)        (188,265)
                                                                                ------------     ------------
                                                                                   (201,318)        (167,610)
   Treasury stock, at cost, 16,484,434 shares...............................       (262,405)        (262,405)
                                                                               ------------     ------------
           Total stockholders' deficit......................................       (463,723)        (430,015)
                                                                               ------------     ------------

                                                                                $    335,616    $    345,367
                                                                               ============     ============







     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                     THREE MONTHS ENDED
                                                                                          APRIL 30,
                                                                              -----------------------------------
                                                                                  1999                    1998
                                                                              ------------         --------------

Revenues:
   Gas, condensate and natural gas liquids................................    $    18,393          $      19,330
   Gain (loss) on the sale of assets......................................           (502)                12,327
   Other..................................................................          1,174                  1,810
                                                                              -----------          -------------
     Total revenues.......................................................         19,065                 33,467
                                                                              -----------          -------------

Costs and expenses:
   Operating..............................................................          6,880                  6,512
   Depreciation, depletion and amortization...............................         16,332                 11,846
   General and administrative.............................................          5,937                  5,645
   Taxes other than income taxes..........................................          1,660                    976
                                                                              -----------          -------------
     Total costs and expenses.............................................         30,809                 24,979
                                                                              -----------          -------------
     Operating income (loss)..............................................        (11,744)                 8,488
                                                                              -----------          -------------

Other income (expense):
   Interest income........................................................             49                    574
   Interest expense, net..................................................        (22,713)               (19,529)
                                                                              -----------          -------------
     Total other income (expense).........................................        (22,664)               (18,955)
                                                                              -----------          -------------
     Loss before income taxes.............................................        (34,408)               (10,467)
Income taxes (benefit)....................................................             --                 (3,664)
                                                                              -----------          -------------
     Net loss.............................................................    $   (34,408)         $      (6,803)
                                                                              ===========          =============

Basic and diluted net loss per share......................................    $     (0.60)         $       (0.12)
                                                                              ===========          =============

Weighted average number of shares outstanding for basic
   and diluted net loss per share.........................................     57,515,566             57,515,566
                                                                              ===========          =============






     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                           APRIL 30,
                                                                               --------------------------------
                                                                                  1999                 1998
                                                                               ------------        ------------
Operating activities:
   Net loss    .............................................................   $   (34,408)        $    (6,803)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
      Depreciation, depletion and amortization..............................        16,332              11,846
      Amortization of debt issue costs......................................         1,677                 831
      (Gain) loss on the sale of assets.....................................           502             (12,327)
      Deferred income taxes.................................................            --              (3,664)
      Changes in assets and liabilities:
        Accounts receivable.................................................        (2,501)             (4,857)
        Receivable from affiliates..........................................            36                  --
        Inventories.........................................................            32              (2,195)
        Other current assets................................................           446               5,097
        Accounts payable....................................................          (219)             (2,568)
        Accrued interest payable to affiliates..............................        14,722              13,255
        Accrued liabilities.................................................         4,436                (194)
        Transactions with affiliates, net...................................           700                 (25)
        Other assets........................................................           878                  62
        Other liabilities...................................................        (1,796)                622
                                                                               -----------         -----------
           Net cash provided (used) by operating activities.................           837                (920)
                                                                               -----------         -----------

Investing activities:
   Capital expenditures.....................................................        (1,189)            (61,359)
   Proceeds from the sale of assets.........................................           550              22,112
                                                                               -----------         -----------
           Net cash used by investing activities............................          (639)            (39,247)
                                                                               -----------         -----------

Financing activities:
   Issuance of production payments..........................................            --              39,100
   Principal payments on production payments................................        (1,054)             (2,705)
   Issuance of note payable.................................................         6,000                  --
   Issuance of long-term debt...............................................            --              14,000
   Principal payments on long-term debt.....................................            --              (2,466)
   Issuance of note payable to affiliate....................................            --               3,345
   Revolving credit agreement, net..........................................            29                  18
   Debt issue costs.........................................................          (187)                 --
                                                                               -----------         -----------
           Net cash provided by financing activities........................         4,788              51,292
                                                                               -----------         -----------
           Increase in cash and cash equivalents............................         4,986              11,125
Beginning cash and cash equivalents.........................................         3,775              38,502
                                                                               -----------         -----------
Ending cash and cash equivalents............................................   $     8,761         $    49,627
                                                                               ===========         ===========

Noncash operating and investing activities:
   Accounts payable for property and equipment..............................   $    40,680         $    38,318
                                                                               ===========         ===========



     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    GENERAL

      In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransTexas Gas Corporation ("TransTexas" or the "Company") as of April 30, 1999 and the results of its operations and cash flows for the interim periods ended April 30, 1999 and 1998. The condensed consolidated balance sheet as of January 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in TransTexas' annual report on Form 10-K for the year ended January 31, 1999. Unless otherwise noted, the terms "TransTexas" and the "Company" refer to TransTexas Gas Corporation and its subsidiaries, including Galveston Bay Processing Corporation. TransTexas is a subsidiary of TransAmerican Energy Corporation ("TEC"), which is an indirect subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican"). TransAmerican Refining Corporation ("TARC") is a wholly owned subsidiary of TEC.

    Recently Issued Pronouncement

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company will adopt SFAS 133 effective February 1, 2001. TransTexas is uncertain as to the impact that adoption of SFAS 133 will have on its financial statements.

2.    CHAPTER 11 FILING AND LIQUIDITY

      On April 19, 1999, TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On April 20, 1999, TEC and TARC also filed voluntary petitions under Chapter 11. The bankruptcy cases are being jointly administered. On May 20, 1999, the cases were transferred to the Southern District of Texas, Corpus Christi Division. TransTexas, TEC and TARC are operating their businesses and managing their properties as debtors-in-possession. TransTexas' Chapter 11 filing does not include its subsidiaries, including Galveston Bay Processing Corporation which had assets of approximately $12.5 million at April 30, 1999. As a result of the Chapter 11 filings, absent approval from the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the bankruptcy.

      Pursuant to a Credit Agreement (the "DIP Facility") dated April 27, 1999 among TransTexas, as Borrower, various financial institutions, as Lenders, Credit Suisse First Boston Management Corporation, as Administrative Agent, and TEC and TARC, as Guarantors, the Lenders have agreed to provide up to $20 million in post-petition financing to the Company (with an additional $10 million potentially available). On April 28, 1999, $6 million was disbursed to TransTexas under the Credit Agreement pursuant to an interim order of the Bankruptcy Court. Additional advances may be made pursuant to a final order dated June 16, 1999. Advances under the Credit Agreement bear interest at the rate of 13% per annum. TransTexas' obligations are guaranteed by TEC and TARC and are secured by a first priority senior priming lien (subject to certain exceptions) on all property of TransTexas, TEC and TARC. Amounts outstanding under the DIP Facility will mature on the earlier of October 20, 1999 or the effective date of a plan of reorganization.

      Pursuant to an order of the Bankruptcy Court, TransTexas can borrow up to $10 million under the BNY Facility (defined in Note 4).

      The bankruptcy petitions were filed in order to preserve cash and to give the Company the opportunity to restructure its debt. The consummation of a plan of reorganization is the primary objective of the Company. The

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

plan of reorganization will set forth the means for satisfying claims, including liabilities subject to compromise, and interests in the Company. A plan of reorganization may result in, among other things, material dilution or elimination of the interests of existing security holders as a result of the issuance of securities to creditors or new investors. The consummation of a plan of reorganization will require approval of the Bankruptcy Court.

      At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors, royalty owners or stockholders.

      As a result of the bankruptcy filing, a significant amount of the Company's liabilities, including secured debt, are subject to compromise. As of April 30, 1999 and January 31, 1999, liabilities subject to compromise included the following (in thousands of dollars):

                                                                APRIL 30,      JANUARY 31,
                                                                  1999           1999
                                                              -----------    -------------

                  Long-term debt..............................$   125,250     $   125,170
                  Notes payable to affiliates.................    457,928         457,928
                  Accounts payable............................     66,524          66,231
                  Accrued interest payable to affiliate.......     23,335           8,613
                  Accrued liabilities.........................     47,245          44,961
                  Other liabilities...........................     13,440          15,236
                                                              -----------     -----------
                                                              $   733,722     $   718,139
                                                              ===========     ===========

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

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


is no assurance that adequate funds can be obtained on a timely basis or that the Bankruptcy Court will approve such transactions.

3.    COMMITMENTS AND CONTINGENCIES

    Legal Proceedings

      Chapter 11 Bankruptcy. On April 19, 1999 (the "Petition Date"), TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On April 20, 1999, TEC and TARC also filed voluntary petitions under Chapter 11. On May 20, 1999, the cases were transferred to the Southern District of Texas, Corpus Christi Division. The bankruptcy cases are being jointly administered under the caption "In re: TransTexas Gas Corporation, et al., Debtors," Case No. 99-21550-C-11. TransTexas, TEC and TARC are operating their businesses and managing their properties as debtors-in-possession. As a result of the Chapter 11 filings, absent approval of the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the Petition Date.

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

      Blue Gulf. On July 14, 1998, Blue Gulf Seafood, an owner of oyster leases, sued TransTexas in the U. S. District Court, Southern District of Texas, Galveston Division. Blue Gulf is claiming damages in excess of $5 million as a result of alleged economic injury to its oyster beds caused by TransTexas' drilling and development activities in the Eagle Point Prospect in Galveston Bay. In October 1998, TransTexas obtained a final judgment in its favor principally on the grounds that Blue Gulf lacked standing. Blue Gulf has appealed.

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

      Hein Minerals. On April 3, 1998, Henry and Luz A. Hein Minerals, L.C. ("Hein") filed suit in the 49th Judicial District Court, Zapata County, Texas, against TransAmerican, TransTexas, TransTexas Transmission Corporation ("TTC") and Conoco, Inc. Plaintiff alleges that a 1990 mineral lease from plaintiffs to TransAmerican, comprising approximately 2,000 acres, was breached by failure to release certain acreage from the lease. Plaintiff alleges trespass, tortious interference, conversion, fraud, breach of fiduciary duty, breach of contract, conversion and slander of title, and claim damages including $10 per day per acre that was not released. TransAmerican, TransTexas and TTC's motion to transfer venue was denied by the Court on April 1, 1999. The Court also set the case for trial on November 1, 1999. On April 29, 1999, TransTexas removed the case to the United States Bankruptcy Court for the Southern District of Texas, Laredo Division. On May 28, 1999, plaintiffs filed a motion to remand the case to the 49th Judicial District Court, Zapata County, Texas. TransTexas intends to vigorously defend against these claims.

      Zurich. On May 5, 1998, The Home Insurance Company and Zurich Insurance Company filed suit against TransTexas in the United States District Court, Southern District of New York, to enforce an arbitration award of

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)0


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

      Vendor Claims. Numerous suppliers of goods and services have filed or asserted liens against property of the Company and Galveston Bay Processing Corporation to secure the payment of invoices. Many of these vendors have also filed collection suits against the Company and Galveston Bay Processing Corporation and/or suits to enforce their liens. The amount of claims as to which liens have been asserted or filed against the Company and its subsidiaries, including Galveston Bay Processing Corporation, was approximately $37.2 million as of June 17, 1999.

      Royalty Claims. Numerous royalty owners have made claims and filed suits against the Company for payment of unpaid royalties under mineral leases and other agreements. Unpaid royalties totaled approximately $8.2 million at June 17, 1999.

      General. All of the foregoing claims are stayed as a result of the Chapter 11 filings. The resolution in any reporting period of one or more of the foregoing matters in a manner adverse to TransTexas could have a material adverse effect on TransTexas' results of operations and cash flows for that period. TransTexas is also a named defendant in other ordinary course, routine litigation incidental to its business. Although the outcome of these other lawsuits cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position. At April 30, 1999, the possible range of estimated losses related to litigation claims (other than vendor claims and royalty claims), in addition to the estimates accrued by TransTexas, is $0 to $20 million. Litigation expense, including legal fees, totaled approximately $0.4 million and $0.1 million for the three months ended April 30, 1999 and 1998, respectively.

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

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

determined by an industry index less $0.08 per MMBtu. Deliveries commenced on June 1, 1997 and are to continue through August 31, 1999.

      As of April 30, 1999, TransTexas had delivery commitments for an aggregate of approximately 125 MMcf of natural gas per day pursuant to certain contracts. These contracts require TransTexas to pay certain charges if it does not deliver the specified quantities. Such charges totaled $0.6 million and $1.0 million for the three months ended April 30, 1999 and 1998, respectively.

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

    Potential Tax Liability

      Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the IRS regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that such challenge would not be upheld. Under an agreement between TNGC Holdings Corporation, the sole stockholder of TransAmerican ("TNGC"), TransAmerican and its existing subsidiaries, including TARC, TEC and TransTexas (the "Tax Allocation Agreement"), TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax could be offset in subsequent years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. As a member of the TNGC Consolidated Group (defined below), each of TransTexas, TEC and TARC will be severally liable for any tax liability resulting from the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1995 and 1994. At this time, it is not possible to predict the scope of the IRS' review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

      Based in part upon independent legal advice, TransTexas has determined that it was not required to report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that its position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which also includes TNGC, TransAmerican, TEC and TARC. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $270 million (assuming no reduction of tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 7%) on the tax and penalties (if any). The

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

Tax Allocation Agreement provides that TransAmerican will be obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due; therefore, the other members of the TNGC Consolidated Group may be required to pay the tax. TransTexas has reserved approximately $75 million with respect to the potential tax liability for financial reporting purposes to reflect a portion of the federal tax liability that TransAmerican might not be able to pay. As a result of subsequent net operating losses and the bankruptcy filing, it is more likely than not that any claims against TransTexas as a result of the Lobo Sale will be in the form of reduced net operating loss carryforwards.

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

      TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions by any member of the TNGC Consolidated Group. As of April 30, 1999, TransTexas had paid $9.6 million of these franchise taxes and estimates that it will pay approximately $0.6 million during fiscal 2000.

      It is not possible to predict the impact of the bankruptcy filing on the Tax Allocation Agreement, any obligations of TransTexas to the TNGC Consolidated Group or the tax attributes of TransTexas, including its net operating loss carryforwards. In addition, the utilization of any remaining net operating loss carryforwards after discharge from bankruptcy may be limited. Net operating loss carryforwards at April 30, 1999 were approximately $397 million.

4.    CREDIT AGREEMENT

      TransTexas and BNY Financial Corporation ("BNY") are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement dated as of October 14, 1997, as amended (the "BNY Facility"). As of April 30, 1999, outstanding advances under the BNY Facility totaled approximately $0.4 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory and is guaranteed by Mr. Stanley. The BNY Facility contains certain financial covenants. Pursuant to an order of the Bankruptcy Court, TransTexas can borrow up to $10 million and access cash collateral under the BNY Facility. The amounts that may be advanced under the BNY Facility are based on a percentage of certain of the Company's receivables and inventory.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


5.    TRANSACTIONS WITH AFFILIATES

      In connection with a December 15, 1998 transaction pursuant to which TARC transferred its refinery assets to a minority-owned subsidiary, TCR Holding Corporation, a Delaware corporation ("TCR Holding"), and TCR Holding transferred such assets to its majority-owned subsidiary, Orion Refining Corporation, a Delaware corporation ("Orion"), TransTexas entered into an Amended and Restated Services Agreement with TransAmerican and its affiliates (other than TCR Holding and Orion) and an Amended and Restated Services Agreement (the "TCR Group Services Agreement") with TCR Holding and Orion. Pursuant to the TCR Group Services Agreement, TransTexas will provide accounting, legal, administrative and other services to the TCR Group through December 15, 2000. The fee for such services, from December 15, 1998 through February 28, 1999, was $200,000 per month. Subsequent to February 28, 1999, the monthly fee will be adjusted based on an assessment of the cost to TransTexas of providing such services. As of April 30, 1999 and January 31, 1999, respectively, the receivable from Orion for such services was $0.3 million.

      During the year ended January 31, 1999, TEC made advances to TransTexas pursuant to a $50 million promissory note which matures on June 14, 2002. The note bears interest at a rate of 11.375% per annum. Interest payments are due and payable each June 15 and December 15. As of April 30, 1999 and January 31, 1999, respectively, the outstanding principal balance of the note was $6.5 million and accrued interest was $0.3 million and $0.1 million.

      In December 1998, TransTexas executed a note payable to TransAmerican in the original principal amount of $1.4 million plus interest at a rate of 15% per annum. The proceeds from this loan were used to pay a portion of the Company's interest payment obligations on December 31, 1998. As of April 30, 1999 and January 31, 1999, respectively, the balance due on the note was $1.4 million. Accrued interest was $0.1 million as of April 30, 1999.

      In April 1999, TEC made a cash contribution of $0.7 million to TransTexas.

      In October 1998, TransTexas and Galveston Bay Processing Corporation entered into a treating agreement. Pursuant to the agreement, Galveston Bay Processing Corporation treats and dehydrates gas and separates and handles condensate produced from TransTexas' Eagle Bay Field at its processing facility located in Winnie, Texas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of TransTexas included elsewhere in this report.

RESULTS OF OPERATIONS

    GENERAL

      TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate and natural gas liquids ("NGLs"). The profitability of TransTexas also depends on its ability to minimize finding and lifting costs and maintain its reserve base while maximizing production.

      TransTexas' operating data for the three months ended April 30, 1999 and 1998, is as follows:

                                                                                     THREE MONTHS ENDED
                                                                                           APRIL 30,
                                                                                   -----------------------
                                                                                     1999          1998
                                                                                   ---------     ---------
Sales volumes:
  Gas (Bcf).....................................................................         7.1           7.8
  NGLs (MMgal)................................................................           8.4           2.0
  Condensate (MBbls)..........................................................           458            72
Average prices:
  Gas (dry) (per Mcf).........................................................        $ 1.86      $   2.18
  NGLs (per gallon)...........................................................           .20           .23
  Condensate and oil (per Bbl)................................................         13.70         13.51
Number of gross wells drilled.................................................             3            14
Percentage of wells completed.................................................            --            64%

      A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                                                      THREE MONTHS ENDED
                                                                                           APRIL 30,
                                                                                    -----------------------
                                                                                       1999         1998
                                                                                    ----------   ----------
Operating costs and expenses:
    Lease.....................................................................      $      4.1   $      3.0
    Pipeline and gathering....................................................             2.8          2.8
    Drilling services.........................................................              --          0.7
                                                                                    ----------   ----------
                                                                                           6.9          6.5
Taxes other than income taxes (1)...............................................           1.7          1.0
                                                                                    ----------   ----------
                                                                                    $      8.6   $      7.5
                                                                                    ==========   ==========

----------------------------

(1) Taxes other than income taxes include severance, property and other taxes.

      TransTexas' average depletion rates have been as follows:


                                                                                      THREE MONTHS ENDED
                                                                                          APRIL 30,
                                                                                    ----------------------
                                                                                       1999         1998
                                                                                    ---------     --------

      Depletion rates (per Mcfe)................................................    $    1.79     $   1.32
                                                                                    =========     ========

   THREE MONTHS ENDED APRIL 30, 1999 COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1998

      Gas, condensate and NGL revenues for the three months ended April 30, 1999 decreased $0.9 million from the prior period, due primarily to lower natural gas prices and sales volumes offset in part by increases in condensate and NGLs sales volumes. The average monthly prices received per Mcf of gas ranged from $1.76 to $1.91 in the three months ended April 30, 1999, compared to a range of $2.10 to $2.35, in the prior period. Drilling services revenues decreased by $1.1 million for the three months ended April 30, 1999, due primarily to the sale of certain drilling services division assets. For the three months ended April 30, 1999, TransTexas recognized a pre-tax loss of $0.5 million on the sale of certain vehicles and other equipment. For the three months ended April 30, 1998, TransTexas recognized a pre-tax gain of $10.3 million on the sale of certain drilling services division assets and a pre-tax gain of $2.0 million due to post-closing adjustments to the Lobo Sale purchase price.

      Lease operating expenses for the three months ended April 30, 1999 increased by $1.1 million from the prior period due primarily to increases in salt water disposal costs and workover expenses. Pipeline and gathering expenses were unchanged from the prior period. Drilling service expenses for the three months ended April 30, 1999 decreased $0.7 million primarily due to the sale of certain drilling assets. Depreciation, depletion and amortization expense for the three months ended April 30, 1999 increased $4.5 million due to an increase in the depletion rate resulting from higher cost properties and unsuccessful drilling results. General and administrative expenses increased by $0.3 million primarily as a result of an increase in bad debt expense. Taxes other than income taxes increased by $0.7 million over the prior period due primarily to increases in property taxes.

      Interest income for the three months ended April 30, 1999 decreased by $0.5 million as compared to the prior period due to lower cash balances available for investment. TransTexas does not expect to earn significant interest income during fiscal 2000. Interest expense increased by $3.2 million primarily as a result of the issuance of dollar-denominated production payments in February and September 1998 and a decrease in the amount of interest capitalized in connection with unevaluated leasehold acreage.

LIQUIDITY AND CAPITAL RESOURCES

      On April 19, 1999, TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On April 20, 1999, TEC and TARC also filed voluntary petitions under Chapter 11. On May 20, 1999, the cases were transferred to the Southern District of Texas, Corpus Christi Division. The bankruptcy cases are being jointly administered. TransTexas, TEC and TARC are operating their businesses and managing their properties as debtors-in-possession. As a result of the Chapter 11 filings, absent approval from the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the bankruptcy.

      Pursuant to a Credit Agreement (the "DIP Facility") dated April 27, 1999 among TransTexas, as Borrower, various financial institutions, as Lenders, Credit Suisse First Boston Management Corporation, as Administrative Agent, and TEC and TARC, as Guarantors, the Lenders have agreed to provide up to $20 million in post-petition financing to the Company (with an additional $10 million potentially available). On April 28, 1999, $6 million was disbursed to TransTexas under the Credit Agreement pursuant to an interim order of the Bankruptcy Court. Additional advances may be made pursuant to a final order dated June 16, 1999. Advances under the Credit Agreement bear interest at the rate of 13% per annum. TransTexas' obligations are guaranteed by TEC and TARC and are secured by a first priority senior priming lien (subject to certain exceptions) on all property of TransTexas, TEC and TARC. Amounts outstanding under the DIP Facility will mature on the earlier of October 20, 1999 or the effective date of a plan of reorganization.

      The bankruptcy petitions were filed in order to preserve cash and to give the Company the opportunity to restructure its debt. The consummation of a plan of reorganization is the primary objective of the Company. The plan of reorganization will set forth the means for satisfying claims, including liabilities subject to compromise, and interests in the Company. A plan of reorganization may result in, among other things, material dilution or elimination of the interests of existing security holders as a result of the issuance of securities to creditors or new investors. The consummation of a plan of reorganization will require approval of the Bankruptcy Court.

      At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors, royalty owners or stockholders. There can be no assurance that the plan of reorganization to be submitted by the Company will be approved or that the Bankruptcy Court will permit TransTexas to continue to operate as a debtor-in-possession. As a result, there is substantial doubt about the Company's ability to continue as a going concern. See the Condensed Consolidated Financial Statements of the Company included under Item 1 of this report.

      TransTexas makes substantial capital expenditures for the exploration and development of natural gas and oil reserves in the normal course of business. TransTexas historically has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, an accounts receivable revolving credit facility and other financings. Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas and oil. A reduction in planned capital spending or an extended decline in gas and oil prices could result in less than anticipated cash flow from operations in fiscal year 2000 and later years which could have a material adverse effect on TransTexas. Proceeds from natural gas and oil sales are received at approximately the same time that production- related burdens, such as royalties, production taxes and drilling program obligations, are payable.

      For the three months ended April 30, 1999, total capital expenditures incurred were $4 million, including $1 million for lease acquisitions and $3 million for gas gathering, other equipment and seismic acquisitions. Capital expenditures for the remainder of fiscal 2000 are estimated to be approximately $61 million which amount is in excess of anticipated cash flows from operating activities. To finance these planned capital expenditures, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales, financings or other capital-raising transactions. The ability to incur capital expenditures, sell properties and obtain additional financing is subject to the approval and ongoing supervision of the Bankruptcy Court, as well as the approval of the lenders under the DIP Facility. There is no assurance that adequate funds can be obtained on a timely basis or that the Bankruptcy Court will approve such transactions.

      In February 1998, TransTexas entered into a production payment drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. As of April 30, 1999, the outstanding balance of the production payment was $47.0 million.

      In September 1998, TransTexas sold to an unaffiliated third party a term overriding royalty in the form of a dollar-denominated production payment in certain of TransTexas' producing properties for net proceeds of $10 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum. As of April 30, 1999, the outstanding balance of the production payment was $9.2 million.

      During the year ended January 31, 1999, TEC made advances to TransTexas pursuant to a $50 million promissory note which matures on June 14, 2002. The note bears interest at a rate of 11.375% per annum. At April 30, 1999, the outstanding principal balance of the note was $6.5 million and accrued interest was $0.3 million.

      In December 1998, TransTexas borrowed $5.65 million from an unaffiliated third party in order to meet a portion of its December 31, 1998 interest payment obligations. This note bears interest at a rate of 18% per annum and is secured by a pledge of the stock of Galveston Bay Processing Corporation, a mortgage on the Winnie processing facility, a pledge by TransAmerican of five million shares of TransTexas common stock and an interest in the proceeds from any sale of the Company's office building. The Company also borrowed $1.4 million from TransAmerican in December 1998.

      In April 1999, TEC made a cash contribution of $0.7 million to TransTexas.

      TransTexas and BNY Financial Corporation are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement dated as of October 14, 1997, as amended (the "BNY Facility"). As of April 30, 1999, outstanding advances under the BNY Facility totaled approximately $0.4 million. Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the BNY Facility are secured by liens on TransTexas' receivables and inventory. Pursuant to an order of the Bankruptcy Court, the Company can borrow up to $10 million and access cash collateral under the BNY Facility. The amounts that may be advanced under the BNY Facility are based on a percentage of certain of the Company's receivables and inventory.

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

      As of April 30, 1999, TransTexas had delivery commitments for an aggregate of approximately 125 MMcf of natural gas per day pursuant to certain contracts. These contracts require TransTexas to pay certain charges if it does not deliver the specified quantities. Such charges totaled $0.6 million during the three months ended April 30, 1999.

      Pursuant to the Bankruptcy Code, the Company has the right to assume or reject executory contracts.

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

    POTENTIAL TAX LIABILITY

      Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the IRS regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that such challenge would not be upheld. Under an agreement between TNGC Holdings Corporation, the sole stockholder of TransAmerican ("TNGC"), TransAmerican and its subsidiaries including TransTexas, TEC and TARC (the "Tax Allocation Agreement"), TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax could be offset in subsequent years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. As a member of the TNGC Consolidated Group (defined below), each of TransTexas, TEC and TARC will be severally liable for any tax liability resulting from the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1995 and 1994. At this time, it is not possible to predict the scope of the IRS' review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

      Based in part upon independent legal advice, TransTexas has determined that it was not required to report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that its position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which also includes TNGC, TransAmerican, TEC and TARC. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $270 million (assuming no reduction of tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 7%) on the tax and penalties (if any). The Tax Allocation Agreement provides that TransAmerican will be obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due; therefore, the other members of the TNGC Consolidated Group may be required to pay the tax. TransTexas' obligations for any liability arising from the Lobo Sale would likely be in the form of reduced net operating losses.

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

      Generally, under the Tax Allocation Agreement, if net operating losses of TransTexas are used by other members of the TNGC Consolidated Group, then TransTexas is entitled to the benefit (through reduced current taxes payable) of such losses in later years to the extent TransTexas has taxable income, remains a member of the TNGC Consolidated Group and the other group members have the ability to pay such taxes. If Deconsolidation of TransTexas occurs, TransTexas would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of TransTexas used by other members of the TNGC Consolidated Group prior to the Deconsolidation of TransTexas. Should Deconsolidation occur, TransTexas would retain, as of April 30, 1999, approximately $397 million of net operating loss carryforwards. However, such net operating loss carryforwards could be reclaimed by the remaining members of the TNGC Consolidated Group if certain events occur. Such events would include a successful challenge to the tax treatment of the Lobo Sale.

      TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to transactions by any member of the TNGC Consolidated Group in prior years. As of April 30, 1999, TransTexas had paid approximately $9.6 million of these franchise taxes and estimates that it will pay approximately $0.6 million during fiscal 2000.

      It is not possible to predict the impact of the bankruptcy filing on the Tax Allocation Agreement, any obligations to the TNGC Consolidated Group or TransTexas' tax attributes, including its net operating loss carryforwards. In addition, the amount of net operating loss carryforwards remaining after discharge from the bankruptcy that may be used in any future year may be limited.

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

      As of April 30, 1999, TransTexas had incurred approximately $2 million in direct costs with respect to its Year 2000 compliance program. TransTexas anticipates spending an additional $0.5 million in direct costs to complete its Year 2000 compliance program.

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

      As of April 30, 1999, the Company did not have any market risk sensitive instruments.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           See Note 3 to the condensed consolidated financial statements for a discussion of TransTexas' legal proceedings.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            On April 19, 1999, the Company filed a voluntary petition under Chapter 11 of the U. S. Bankruptcy Code. This filing is an Event of Default under the BNY Facility, the Subordinated Notes Indenture and the TransTexas Intercompany Loan Agreement. See Note 2 to the condensed consolidated financial statements.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       10.1 -- Post-Petition Amendment No. 1 to Financing Agreement dated as of April 19, 1999 between TransTexas and BNY Financial Corporation.

       15.1 -- Letter of Independent Accountants regarding awareness of incorporation by reference.

       27.1 --    Financial Data Schedule

(b)    Reports on Form 8-K

             On April 27, 1999, the Company filed a Current Report on Form 8-K to report under Item 3 the filing on April 19, 1999 of a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TRANSTEXAS GAS CORPORATION
                                          (Registrant)





                                    By:       /s/ Ed Donahue
                                       -----------------------------------------
                                          Ed Donahue, Vice President
                                            and Chief Financial Officer


June 18, 1999

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                        EXHIBIT
-------                       -------
10.1  --   Post-Petition Amendment No. 1 to Financing Agreement dated as of
           April 19, 1999 between TransTexas and BNY Financial Corporation.

15.1  --   Letter of Independent Accountants regarding awareness of
           incorporation by reference.

27.1  --   Financial Data Schedule