Form 10-Q
period 1999-07-31
TRANSTEXAS GAS CORP
filed 1999-09-20
CIK 904977

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


                  For the Quarterly Period Ended July 31, 1999

                         Commission File Number 0-23580

                                 -------------

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

                                 -------------

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

         The number of shares of common stock of the registrant outstanding on September 20, 1999 was 57,515,566.


================================================================================

                           TRANSTEXAS GAS CORPORATION

                                TABLE OF CONTENTS



                                                                                                               PAGE
                                                                                                               ----

                                                      PART I.
                                               FINANCIAL INFORMATION

Item 1.    Financial Statements:

              Report of Independent Accountants............................................................    2

              Condensed Consolidated Balance Sheet as of July 31, 1999 and January 31, 1999................    3

              Condensed Consolidated Statement of Operations for the three and six months ended
                  July 31, 1999 and 1998...................................................................    4

              Condensed Consolidated Statement of Cash Flows for the six months ended
                  July 31, 1999 and 1998...................................................................    5

              Notes to Condensed Consolidated Financial Statements.........................................    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
               of Operations   ............................................................................   14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................   20



                                                     PART II.
                                                 OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................   21

Item 4.    Submission of Matters to a Vote of Security Holders.............................................   21

Item 6.    Exhibits and Reports on Form 8-K................................................................   21

Signature..................................................................................................   22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of TransTexas Gas Corporation

     We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation (debtor-in-possession) as of July 31, 1999 and the related condensed consolidated statements of operations and of cash flows for the three and six months ended July 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
September 15, 1999

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                            JULY 31,         JANUARY 31,
                                                                                              1999              1999
                                                                                          ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents ........................................................     $     16,670      $      3,775
   Accounts receivable ..............................................................           24,187            16,091
   Receivable from affiliates .......................................................            1,075             1,286
   Inventories ......................................................................            2,592             3,210
   Other current assets .............................................................            5,010             3,693
                                                                                          ------------      ------------
        Total current assets ........................................................           49,534            28,055
                                                                                          ------------      ------------

Property and equipment ..............................................................        1,471,235         1,459,630
Less accumulated depreciation, depletion and amortization ...........................        1,203,135         1,167,487
                                                                                          ------------      ------------

   Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $20,816 and $20,477 was excluded from amortization at July 31, 1999
     and January 31, 1999 respectively ..............................................          268,100           292,143
                                                                                          ------------      ------------
Other assets, net ...................................................................           22,805            25,169
                                                                                          ------------      ------------
                                                                                          $    340,439      $    345,367
                                                                                          ============      ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Note payable .....................................................................     $     20,000      $         --
   Revolving credit agreement .......................................................            1,815                --
   Accounts payable .................................................................            5,431                --
   Accrued liabilities ..............................................................            6,322               983
                                                                                          ------------      ------------
        Total current liabilities ...................................................           33,568               983
                                                                                          ------------      ------------

Production payments, less current portion ...........................................           49,796            56,260
Liabilities subject to compromise (Note 2)...........................................          727,752           718,139


Commitments and contingencies (Note 3) ..............................................               --                --

Stockholders' deficit:
   Common stock, $0.01 par value, 100,000,000
    shares authorized, 57,515,566 shares issued and outstanding
    at July 31, 1999 and January 31, 1999 ...........................................              740               740
   Additional paid-in capital .......................................................           20,615            19,915
   Accumulated deficit ..............................................................         (229,627)         (188,265)
                                                                                          ------------      ------------
                                                                                              (208,272)         (167,610)
   Treasury stock, at cost, 16,484,434 shares .......................................         (262,405)         (262,405)
                                                                                          ------------      ------------
           Total stockholders' deficit ..............................................         (470,677)         (430,015)
                                                                                          ------------      ------------
                                                                                          $    340,439      $    345,367
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

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JULY 31,                       JULY 31,
                                                      ----------------------------    ----------------------------
                                                          1999            1998            1999            1998
                                                      ------------    ------------    ------------    ------------
Revenues:
   Gas, condensate and natural gas liquids ........   $     28,096    $     20,538    $     46,489    $     39,868
   Gain (loss) on the sale of assets ..............            (29)         47,693            (531)         60,020
   Other ..........................................            506           3,208           1,680           5,018
                                                      ------------    ------------    ------------    ------------
     Total revenues ...............................         28,573          71,439          47,638         104,906
                                                      ------------    ------------    ------------    ------------

Costs and expenses:
   Operating ......................................          4,662           6,061          11,542          12,573
   Depreciation, depletion and amortization .......         19,708          13,870          36,040          25,716
   General and administrative .....................          5,869           6,132          11,806          11,777
   Taxes other than income taxes ..................          2,450           2,474           4,110           3,450
   Impairment loss ................................             --          21,843              --          21,843
                                                      ------------    ------------    ------------    ------------
     Total costs and expenses .....................         32,689          50,380          63,498          75,359
                                                      ------------    ------------    ------------    ------------
     Operating income (loss) ......................         (4,116)         21,059         (15,860)         29,547
                                                      ------------    ------------    ------------    ------------

Other income (expense):
   Interest income ................................             87             453             136           1,027
   Interest expense, net ..........................         (2,006)        (20,995)        (24,719)        (40,524)
                                                      ------------    ------------    ------------    ------------
     Total other income (expense) .................         (1,919)        (20,542)        (24,583)        (39,497)
                                                      ------------    ------------    ------------    ------------
     Income (loss) before reorganization items,
        income taxes and extraordinary item .......         (6,035)            517         (40,443)         (9,950)
Reorganization items ..............................           (919)             --            (919)             --
Income taxes (benefit) ............................             --             181              --          (3,483)
                                                      ------------    ------------    ------------    ------------
     Income (loss) before extraordinary item ......         (6,954)            336         (41,362)         (6,467)
Extraordinary item - early extinguishment
     of debt (net of income tax benefit) ..........             --          (1,142)             --          (1,142)
                                                      ------------    ------------    ------------    ------------
     Net loss .....................................   $    ( 6,954)   $       (806)   $    (41,362)   $     (7,609)
                                                      ============    ============    ============    ============

Basic and diluted net loss per share:
     Income (loss) before extraordinary item ......   $      (0.12)   $       0.01    $      (0.72)   $      (0.11)
     Extraordinary item ...........................             --           (0.02)             --           (0.02)
                                                      ------------    ------------    ------------    ------------
        Basic and diluted net loss per share ......   $      (0.12)   $      (0.01)   $      (0.72)   $      (0.13)
                                                      ============    ============    ============    ============

Weighted average number of shares outstanding
  for basic and diluted net loss per share ........     57,515,566      57,515,566      57,515,566      57,515,566
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

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                       SIX MONTHS ENDED
                                                                                           JULY 31,
                                                                                ------------------------------
                                                                                    1999              1998
                                                                                ------------      ------------
Operating activities:
   Net loss ...............................................................     $    (41,362)     $     (7,609)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
      Extraordinary item ..................................................               --             1,142
      Depreciation, depletion and amortization ............................           36,040            25,716
      Impairment loss .....................................................               --            21,843
      Amortization of debt issue costs ....................................            1,656             2,880
      (Gain) loss on the sale of assets ...................................              531           (60,020)
      Deferred income taxes ...............................................               --            (3,481)
      Changes in assets and liabilities:
        Accounts receivable ...............................................           (8,096)            1,067
        Receivable from affiliates ........................................              211                --
        Inventories .......................................................              618             1,284
        Other current assets ..............................................           (1,317)            5,060
        Accounts payable ..................................................            2,470            (4,161)
        Accrued interest payable to affiliates ............................           14,692                28
        Accrued liabilities ...............................................           (1,867)            6,093
        Transactions with affiliates, net .................................              700            (4,497)
        Other assets ......................................................              605               197
        Other liabilities .................................................           (1,796)           (6,064)
                                                                                ------------      ------------
           Net cash provided (used) by operating activities ...............            3,085           (20,522)
                                                                                ------------      ------------

Investing activities:
   Capital expenditures ...................................................           (7,109)         (128,393)
   Proceeds from the sale of assets .......................................              556           104,920
                                                                                ------------      ------------
           Net cash used by investing activities ..........................           (6,553)          (23,473)
                                                                                ------------      ------------

Financing activities:
   Issuance of production payments ........................................               --            52,214
   Principal payments on production payments ..............................           (5,107)           (4,985)
   Issuance of note payable to TEC ........................................               --            11,948
   Principal payment on note payable to TEC ...............................               --           (19,206)
   Issuance of note payable ...............................................           20,000                --
   Issuance of long-term debt .............................................               --            15,500
   Principal payments on long-term debt ...................................               --           (33,037)
   Revolving credit agreement, net ........................................            1,470              (708)
   Debt issue costs .......................................................               --              (143)
                                                                                ------------      ------------
           Net cash provided by financing activities ......................           16,363            21,583
                                                                                ------------      ------------
           Increase (decrease) in cash and cash equivalents ...............           12,895           (22,412)
Beginning cash and cash equivalents .......................................            3,775            38,502
                                                                                ------------      ------------
Ending cash and cash equivalents ..........................................     $     16,670      $     16,090
                                                                                ============      ============

Noncash operating and investing activities:
   Accounts payable for property and equipment ............................     $     44,610      $     29,194
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

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    GENERAL

      In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransTexas Gas Corporation ("TransTexas" or the "Company") as of July 31, 1999 and the results of its operations and cash flows for the interim periods ended July 31, 1999 and 1998. The condensed consolidated balance sheet as of January 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in TransTexas' annual report on Form 10-K for the year ended January 31, 1999. Unless otherwise noted, the terms "TransTexas" and the "Company" refer to TransTexas Gas Corporation and its subsidiaries, including Galveston Bay Processing Corporation ("Galveston Bay Processing") and Galveston Bay Pipeline Company ("Galveston Bay Pipeline"). TransTexas is a subsidiary of TransAmerican Energy Corporation ("TEC"), which is an indirect subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican"). TransAmerican Refining Corporation ("TARC") is a wholly owned subsidiary of TEC.

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

2.    CHAPTER 11 FILING AND LIQUIDITY

      On April 19, 1999, TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On April 20, 1999, TEC and TARC also filed voluntary petitions under Chapter 11. On May 20, 1999, the cases were transferred to the Southern District of Texas, Corpus Christi Division. The bankruptcy cases are being jointly administered. TransTexas, TEC and TARC are operating their businesses and managing their properties as debtors-in-possession. TransTexas' Chapter 11 filing does not include its subsidiaries, including Galveston Bay Processing and Galveston Bay Pipeline.
See Note 6 for summarized financial information of TransTexas' subsidiaries. As a result of the Chapter 11 filings, absent approval from the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the bankruptcy.

      Pursuant to a Credit Agreement (the "DIP Facility") dated April 27, 1999 among TransTexas, as Borrower, various financial institutions, as Lenders, Credit Suisse First Boston Management Corporation, as Administrative Agent, and TEC and TARC, as Guarantors, the Lenders have agreed to provide up to $20 million in post-petition financing to the Company (with an additional $10 million potentially available). On April 28, 1999, $6 million was disbursed to TransTexas under the Credit Agreement pursuant to an interim order of the Bankruptcy Court. On July 27, 1999, $14 million was disbursed to TransTexas under the Credit Agreement pursuant to a final order dated June 16, 1999. The Company expects to obtain an additional $10 million under the Credit Agreement in September 1999. Advances under the Credit Agreement bear interest at the rate of 13% per annum. TransTexas' obligations are guaranteed by TEC and TARC and are secured by a first priority senior priming lien (subject to certain exceptions) on all property of TransTexas, TEC and TARC. Amounts outstanding under the DIP Facility will mature on the earlier of October 20, 1999 or the effective date of a plan of reorganization. The maturity date may be extended by the Lenders under the DIP Facility; however, there is no assurance that an extension, if needed, will be granted.

      Pursuant to an order of the Bankruptcy Court, TransTexas can borrow up to $10 million under the GMAC Facility (defined in Note 4).

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)



      The bankruptcy petitions were filed in order to preserve cash and to give the Company the opportunity to restructure its debt. The consummation of a plan of reorganization is the primary objective of the Company. On July 16, 1999, the Company filed its Plan of Reorganization with the Bankruptcy Court. An amended plan was filed on July 23, 1999. The Company's Plan of Reorganization, as amended, is referred to herein as the "Plan." A Disclosure Statement relating to the Plan was filed with Bankruptcy Court on August 13, 1999. The Plan sets forth TransTexas' proposal for satisfying claims, including liabilities subject to compromise, and interests in the Company. The Plan will likely result in, among other things, material dilution or elimination of the interests of existing security holders. A copy of the Plan is being filed as an exhibit to this Form 10-Q. Consummation of the Plan will require approval of the Bankruptcy Court. There can be no assurance that the terms of the Plan will not be modified prior to approval or that the Plan will be approved.

      As a result of the bankruptcy filing, a significant amount of the Company's liabilities, including secured debt, are subject to compromise. As of July 31, 1999 and January 31, 1999, liabilities subject to compromise included the following (in thousands of dollars):

                                                      JULY 31,      JANUARY 31,
                                                       1999           1999
                                                     ----------     -----------
      Long-term debt............................     $  124,876     $   125,170
      Notes payable to affiliates ..............        457,928         457,928
      Accounts payable .........................         69,091          66,231
      Accrued interest payable to affiliates ...         23,305           8,613
      Accrued liabilities ......................         39,112          44,961
      Other liabilities ........................         13,440          15,236
                                                     ----------     -----------
                                                     $  727,752     $   718,139
                                                     ==========     ===========

      As of the petition date, in accordance with current accounting pronouncements applicable to companies operating under Chapter 11, TransTexas discontinued the accrual of interest and amortization of deferred debt issue costs related to liabilities subject to compromise. If such interest had continued to be accrued, based on contractual terms without increase for default provisions, and related deferred debt issue costs continued to be amortized, interest expense for the three and six months ended July 31, 1999 would have increased by approximately $18.6 million and $19.2 million, respectively.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, confirmation of a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The ability of TransTexas to continue as a going concern is dependent upon confirmation of a plan of reorganization, adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop gas and oil reserves.

      In the ordinary course of business, TransTexas makes substantial capital expenditures for the exploration and development of natural gas and oil reserves. TransTexas historically has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, an accounts receivable revolving credit facility and other financings. Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas and oil. A reduction in planned capital spending or an extended decline in gas and oil prices could result in less than anticipated

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


cash flow from operations in fiscal year 2000 and later years, which could have a material adverse effect on TransTexas.

      Management's plans are to continue to incur capital expenditures with the goal of increasing production and reserves. To finance these planned capital expenditures, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales, financings or other capital-raising transactions. The ability to incur capital expenditures, sell properties and obtain additional financing is subject to the approval and ongoing supervision of the Bankruptcy Court, as well as the approval of the lenders under the DIP Facility or, if subsequent to confirmation of the Plan, the post-confirmation lenders. There is no assurance that adequate funds can be obtained on a timely basis or that the Bankruptcy Court will approve such transactions.

3.    COMMITMENTS AND CONTINGENCIES

    Legal Proceedings

      Chapter 11 Bankruptcy. On April 19, 1999 (the "Petition Date"), TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On April 20, 1999, TEC and TARC also filed voluntary petitions under Chapter 11. On May 20, 1999, the cases were transferred to the Southern District of Texas, Corpus Christi Division. The bankruptcy cases are being jointly administered under the caption "In re: TransTexas Gas Corporation, et al., Debtors," Case No. 99-21550-C-11. TransTexas, TEC and TARC are operating their businesses and managing their properties as debtors-in-possession. As a result of the Chapter 11 filings, absent approval of the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the Petition Date. The Company filed its Plan with the Bankruptcy Court on July 16, 1999. An amended Plan was filed on July 23, 1999 and a Disclosure Statement was filed on August 13, 1999. See Note 2.

      Arabian Offshore Partners. On June 27, 1997, Arabian Offshore Partners filed a lawsuit against TransTexas in the 14th Judicial District Court, Dallas County, Texas, seeking $20 million in damages in connection with TransTexas' refusal to proceed with the acquisition of two jack-up drilling rigs. TransTexas' motion for summary judgment was granted on January 13, 1998. The plaintiffs have appealed. This matter is stayed as a result of the Company's Chapter 11 filing.

      Blue Gulf. On July 14, 1998, Blue Gulf Seafood, an owner of oyster leases, sued TransTexas in the U. S. District Court, Southern District of Texas, Galveston Division. Blue Gulf is claiming damages in excess of $5 million as a result of alleged economic injury to its oyster beds caused by TransTexas' drilling and development activities in the Eagle Point Prospect in Galveston Bay. In October 1998, TransTexas obtained a final judgment in its favor principally on the grounds that Blue Gulf lacked standing. Blue Gulf has appealed. This matter is stayed as a result of the Company's Chapter 11 filing.

      Finkelstein. On April 22, 1991, Finkelstein filed a suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiff and seeking damages and attorneys' fees in excess of $33.7 million. On November 18, 1993, the plaintiff added TransTexas as an additional defendant. The parties arbitrated this matter in January 1997. In May 1998, the arbitration panel awarded $13 million to plaintiff, and plaintiff subsequently obtained a judgment against TransTexas for the awarded amount. Pursuant to a settlement agreement, TransTexas will pay the amount awarded over a 24-month period. If payments are not made, plaintiff will have the right to enforce its judgment. This matter is stayed as a result of the Company's
Chapter 11 filing.

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

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

On April 29, 1999, TransTexas removed the case to the United States Bankruptcy Court for the Southern District of Texas, Laredo Division. On May 28, 1999, plaintiffs filed a motion to remand the case to the 49th Judicial District Court, Zapata County, Texas. This matter is stayed as a result of the Company's Chapter 11 filing. TransTexas intends to vigorously defend against these claims.

      Zurich. On May 5, 1998, The Home Insurance Company and Zurich Insurance Company filed suit against TransTexas in the United States District Court, Southern District of New York, to enforce an arbitration award of approximately $7.25 million relating to additional collateral for payments under workers' compensation policies. In January 1999, the court entered a judgment in favor of Zurich and Home, confirming the arbitration award. Zurich has also, by notice dated November 25, 1998, filed a second arbitration against TransAmerican with respect to its attempt to satisfy a disputed premium payment of approximately $4.2 million. Zurich has also made claims on collateral to cover unpaid loss billings of over $1 million. Although Zurich's notice of arbitration names only TransAmerican, TransTexas has provided significant collateral to Zurich and objected to any draw on its collateral. These matters are stayed as a result of the Company's Chapter 11 filing. Hearings have been held to consider whether the stay should be lifted, but the Bankruptcy Court has not ruled on the matter.

      Vendor Claims. Numerous suppliers of goods and services have filed or asserted liens against property of the Company and Galveston Bay Processing to secure the payment of invoices which are included in liabilities subject to compromise. Many of these vendors have also filed collection suits against the Company and Galveston Bay Processing and/or suits to enforce their liens. These matters are stayed as a result of the Company's Chapter 11 filing. The amount of claims as to which liens have been asserted or filed against property of the Company and its subsidiaries, including Galveston Bay Processing, was approximately $37.3 million as of September 9, 1999. Of this amount, approximately $3.5 million in liens have been filed against property of Galveston Bay Processing and approximately $1.8 million in liens have been filed against property of Galveston Bay Pipeline.

      Royalty Claims. Numerous royalty owners have made claims and filed suits against the Company for payment of unpaid prepetition royalties under mineral leases and other agreements. These matters are stayed as a result of the Company's Chapter 11 filing. Unpaid prepetition royalties, included in liabilities subject to compromise, totaled approximately $9.4 million at July 31, 1999.

      General. The resolution in any reporting period of one or more of the foregoing matters in a manner adverse to TransTexas could have a material adverse effect on TransTexas' results of operations and cash flows for that period. TransTexas is also a named defendant in other ordinary course, routine litigation incidental to its business. Although the outcome of these other lawsuits cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position. At July 31, 1999, the possible range of estimated losses related to litigation claims, in addition to the estimates accrued by TransTexas, is $0 to $20 million. Litigation expense, including legal fees, totaled approximately $1.4 million and $0.9 million for the three months ended July 31, 1999 and 1998, respectively, and approximately $1.8 million and $1.0 million for the six months ended July 31, 1999 and 1998, respectively.

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

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


    Gas Sales and Delivery Commitments

      In January 1997, TransTexas and Koch Energy Trading Inc. entered into a gas purchase contract pursuant to which TransTexas is required to deliver 25,000 MMBtu per day to a specified delivery point. The purchase price is determined by an industry index less $0.08 per MMBtu. On August 10, 1999, the Company obtained Bankruptcy Court approval to reject this contract.

      As of July 31, 1999, TransTexas had delivery commitments for an aggregate of approximately 125 MMcf of natural gas per day pursuant to certain contracts. These contracts require TransTexas to pay certain charges if it does not deliver the specified quantities. Such charges totaled $0.5 million and $1.4 million for the three months ended July 31, 1999 and 1998, respectively, and approximately $1.1 million and $2.4 million for the six months ended July 31, 1999 and 1998, respectively. The Company expects to obtain Bankruptcy Court approval to reject these contracts.

      Pursuant to the Bankruptcy Code, the Company has the right to assume or reject executory contracts. As of September 10, 1999, the Company had obtained Bankruptcy Court approval to reject 11 contracts.

    Lobo Sale

      Pursuant to the Lobo Sale Agreement, TransTexas is required to indemnify the buyer for certain liabilities related to the assets previously owned by TTC. Although TransTexas does not anticipate that it will incur any material indemnity liability with respect to the Lobo Sale Agreement, no assurance can be given that TransTexas will not incur such indemnity liability.

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

      Based in part upon independent legal advice, TransTexas determined that it was not required to report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that its position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which also includes TNGC, TransAmerican, TEC and TARC. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

regulations for the resulting taxes, in the estimated amount of up to $270 million (assuming no reduction of tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 8%) on the tax and penalties (if any). The Tax Allocation Agreement provides that TransAmerican will be obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due and the other members of the TNGC Consolidated Group may be required to pay the tax. As a result of subsequent net operating losses and the bankruptcy filing, it is more likely than not that any claims against TransTexas as a result of the Lobo Sale will be in the form of reduced net operating loss carryforwards.

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

      TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions by any member of the TNGC Consolidated Group. As of July 31, 1999, TransTexas had paid $9.6 million of these franchise taxes.

      It is not possible to predict the impact of the bankruptcy filing on the Tax Allocation Agreement, any obligations of TransTexas to the TNGC Consolidated Group or the tax attributes of TransTexas, including its net operating loss carryforwards. In addition, the utilization of any remaining net operating loss carryforwards after discharge from bankruptcy may be limited. Net operating loss carryforwards attributable to TransTexas at July 31, 1999 were approximately $397 million.

4.    CREDIT AGREEMENT

      TransTexas and GMAC Commercial Credit LLC, formerly known as BNY Factoring LLC, successor by merger to BNY Financial Corporation ("GMAC"), are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement dated as of October 14, 1997, as amended (the "GMAC Facility"). Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the GMAC Facility are secured by liens on TransTexas' receivables and inventory and are guaranteed by John R. Stanley. The GMAC Facility contains certain financial covenants. Pursuant to an order of the Bankruptcy Court, TransTexas can borrow up to $10 million and access cash collateral under the GMAC Facility. The amounts that may be advanced under the GMAC Facility are based on a percentage of certain of the Company's receivables and inventory. As of July 31, 1999, outstanding advances under the GMAC Facility totaled approximately $1.8 million with availability for additional advances of approximately $1.5 million.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


5.    TRANSACTIONS WITH AFFILIATES

      In connection with a December 15, 1998 transaction pursuant to which TARC transferred its refinery assets to a minority-owned subsidiary, TCR Holding Corporation, a Delaware corporation ("TCR Holding"), and TCR Holding transferred such assets to its majority-owned subsidiary, Orion Refining Corporation, a Delaware corporation ("Orion"), TransTexas entered into an Amended and Restated Services Agreement with TransAmerican and its affiliates (other than TCR Holding and Orion) and an Amended and Restated Services Agreement (the "TCR Group Services Agreement") with TCR Holding and Orion. Pursuant to the TCR Group Services Agreement, TransTexas will provide accounting, legal, administrative and other services to the TCR Group through December 15, 2000. The fee for such services, from December 15, 1998 through February 28, 1999, was $200,000 per month. Subsequent to February 28, 1999, the monthly fee will be adjusted based on an assessment of the cost to TransTexas of providing such services. For the three and six months ended July 31, 1999, respectively, TransTexas charged Orion $0.1 million and $0.5 million for such services. As of July 31, 1999 and January 31, 1999, respectively, the receivable from Orion for such services was $0.1 million and $0.3 million.

      In December 1998, TransTexas executed a note payable to TransAmerican in the original principal amount of $1.4 million plus interest at a rate of 15% per annum. This note is secured by a second lien on the assets of Galveston Bay Processing. The proceeds from this loan were used to pay a portion of the Company's interest payment obligations on December 31, 1998. As of July 31, 1999 and January 31, 1999, respectively, the balance due on the note was $1.4 million. Accrued interest was $0.1 million as of July 31, 1999.

      In April 1999, TEC made a cash contribution of $0.7 million to TransTexas.

      In October 1998, TransTexas and Galveston Bay Processing entered into a treating agreement. Pursuant to the agreement, Galveston Bay Processing treats and dehydrates gas and separates and handles condensate produced from TransTexas' Eagle Bay Field at its processing facility located in Winnie, Texas.

6.    SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

      Summarized combined financial information of TransTexas' subsidiaries not in bankruptcy is as follows (in thousands of dollars):

                                               July 31,     January 31,
                                                 1999           1999
                                               --------     -----------
                     Assets

Current assets                                 $    811      $    115
Net property and equipment                       12,262           145
Other assets                                          7             1
                                               --------      --------
                                               $ 13,080      $    261
                                               ========      ========

               Liabilities and Equity

Current liabilities                            $    141      $     --
Payable to affiliates                            12,844           251
Equity                                               95            10
                                               --------      --------
                                               $ 13,080      $    261
                                               ========      ========

                                             Three Months   Six Months
                                                Ended         Ended
                                               July 31,      July 31,
                                                 1999          1999
                                             ------------   ----------
Revenues                                       $  2,396      $  3,607
Costs and expenses                                1,754         2,595
                                               --------      --------
     Operating income                               642         1,012
Interest income                                       2             4
Interest expense                                    (45)          (64)
                                               --------      --------
     Income before income taxes                     599           952
Income taxes                                        210           333
                                               --------      --------
     Net income                                $    389      $    619
                                               ========      ========


      Galveston Bay Processing and Galveston Bay Pipeline conduct significant intercompany activities with TransTexas. Included in revenues of subsidiaries for the three and six months ended July 31, 1999 are processing fees from TransTexas of $2.0 million and $2.7 million, respectively.

7.    GAS AND OIL PROPERTIES

      TransTexas uses the full cost method of accounting for exploration and development costs. Under this method of accounting, net capitalized costs of gas and oil properties are limited to the lower of unamortized cost or the cost center ceiling. As of July 31, 1999, TransTexas' net capitalized costs of gas and oil properties exceeded the cost center ceiling. TransTexas did not adjust its net capitalized costs because, subsequent to July 31, 1999, prices for gas and oil increased such that TransTexas' net capitalized costs did not exceed the recalculated cost center ceiling.

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

      TransTexas' operating data for the three and six months ended July 31, 1999 and 1998, is as follows:

                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       JULY 31,                       JULY 31,
                                             --------------------------      --------------------------
                                                1999            1998            1999            1998
                                             ----------      ----------      ----------      ----------
Sales volumes:
  Gas (Bcf) ............................            7.7             8.7            14.8            16.5
  NGLs (MMgal) .........................            8.5             1.3            16.9             3.3
  Condensate (MBbls) ...................            455             147             913             219
Average prices:
  Gas (dry) (per Mcf) ..................     $     2.26      $     2.23      $     2.07      $     2.21
  NGLs (per gallon) ....................            .30             .18             .25             .23
  Condensate (per Bbl) .................          17.96           12.24           15.82           12.65
Number of gross wells drilled ..........              2              15               5              29
Percentage of wells completed ..........             50%             67%             20%             66%

      A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    JULY 31,                  JULY 31,
                                             ---------------------     ---------------------
                                               1999         1998         1999         1998
                                             --------     --------     --------     --------
Operating costs and expenses:
  Lease ................................     $    2.0     $    3.5     $    6.0     $    6.7
  Pipeline and gathering ...............          2.7          1.1          5.5          3.7
  Drilling services ....................           --          1.5           --          2.2
                                             --------     --------     --------     --------
                                                  4.7          6.1         11.5         12.6
Taxes other than income taxes (1) ......          2.4          2.5          4.1          3.5
                                             --------     --------     --------     --------
                                             $    7.1     $    8.6     $   15.6     $   16.1
                                             ========     ========     ========     ========

----------------------------

(1) Taxes other than income taxes include severance, property and other taxes.

    TransTexas' average depletion rates have been as follows:

                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                            JULY 31,                      JULY 31,
                                   -------------------------     -------------------------
                                      1999           1998           1999           1998
                                   ----------     ----------     ----------     ----------
Depletion rates (per Mcfe) ...     $     1.81     $     1.36     $     1.80     $     1.34
                                   ==========     ==========     ==========     ==========

   THREE MONTHS ENDED JULY 31, 1999 COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1998

      Gas, condensate and NGL revenues for the three months ended July 31, 1999 increased $7.6 million from the prior period due primarily to increases in condensate and NGL sales volumes and higher prices for those products offset in part by a decrease in natural gas sales volumes. The average monthly prices received per Mcf of gas ranged from $2.25 to $2.32 in the three months ended July 31, 1999, compared to a range of $2.17 to $2.31 in the prior period. Drilling services revenues decreased by $1.3 million for the three months ended July 31, 1999 due to the sale of certain drilling services division assets in the prior period. For the three months ended July 31, 1998, TransTexas recognized a pre-tax gain of $52.3 million on the sale of certain drilling services division assets and a pre-tax loss of $4.6 million due to post-closing adjustments to the Lobo Sale purchase price.

      Lease operating expenses for the three months ended July 31, 1999 decreased $1.5 million from the prior period due primarily to decreases in maintenance costs. Pipeline and gathering expenses increased $1.6 million primarily due to the operations of TransTexas' natural gas treating facility in Winnie, Texas. Drilling service expenses for the three months ended July 31, 1999 decreased $1.5 million due to the sale of certain drilling assets in the prior period. Depreciation, depletion and amortization expense for the three months ended July 31, 1999 increased $5.8 million due to an increase in the depletion rate resulting from higher cost properties and unsuccessful drilling results. General and administrative expenses decreased by $0.3 million primarily as a result of a decrease in salaries and benefits offset in part by an increase in professional fees. Taxes other than income taxes decreased by $0.1 million over the prior period due primarily to decreases in severance taxes. The impairment loss of $21.8 million for the three months ended July 31, 1998 related to a write-down of $16.3 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling and a $5.5 million write-down of an underutilized pipeline system that was exchanged as part of a settlement of certain natural gas delivery commitments.

      Interest income for the three months ended July 31, 1999 decreased by $0.4 million as compared to the prior period due to lower cash balances available for investment. Interest expense decreased $19.0 million primarily as a result of discontinuing interest accruals on pre-petition unsecured debt obligations. Reorganization items of $0.9 million for the three months ended July 31, 1999 included legal and professional fees and expenses directly related to TransTexas' Chapter 11 proceedings.

   SIX MONTHS ENDED JULY 31, 1999 COMPARED WITH THE SIX MONTHS ENDED
   JULY 31, 1998

      Gas, condensate and NGL revenues for the six months ended July 31, 1999 increased by $6.6 million from the prior period due primarily to increases in condensate and NGL sales volumes and higher prices for those products offset in part by decreases in natural gas sales volumes and prices. The average monthly prices received per Mcf of gas ranged from $1.74 to $2.32 in the six months ended July 31, 1999, compared to a range of $2.09 to $2.36 in the prior period. Drilling services revenues decreased by $2.7 million for the six months ended July 31, 1999 due to the sale of certain drilling services division assets in the prior period. For the six months ended July 31, 1998, TransTexas recognized a pre-tax gain of $62.6 million for the sale of certain drilling services division assets and a pre-tax loss of $2.6 million due to post-closing adjustments to the Lobo Sale purchase price.

      Lease operating expenses for the six months ended July 31, 1999 decreased $0.7 million from the prior period due primarily to decreases in maintenance costs. Pipeline and gathering expenses increased $1.8 million primarily due to the operations of TransTexas' natural gas treating facility at Winnie, Texas. Drilling services expenses for the six months ended July 31, 1999 decreased $2.2 million due to the sale of certain drilling assets in the prior period. Depreciation, depletion and amortization expense for the six months ended July 31, 1999 increased $10.3 million due to an increase in the depletion rate resulting from higher cost properties and unsuccessful drilling results. General and administrative expenses were unchanged from the prior period. Taxes other than income taxes increased by $0.6 million over the prior period due primarily to increases in property taxes. The impairment loss of $21.8 million for the six months ended July 31, 1998 related to a write-down of $16.3 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling and a $5.5 million write-down of an underutilized pipeline system that was exchanged as part of a settlement of certain natural gas delivery commitments.

      Interest income for the six months ended July 31, 1999 decreased by $0.9 million as compared to the prior period due to lower cash balances available for investment.

Interest expense decreased $15.8 million primarily as a result of discontinuing interest accruals on pre-petition unsecured debt obligations. Reorganization items of $0.9 million for the six months ended July 31, 1999 included legal and professional fees and expenses directly related to TransTexas' Chapter 11 proceedings.

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

      Pursuant to a Credit Agreement (the "DIP Facility") dated April 27, 1999 among TransTexas, as Borrower, various financial institutions, as Lenders, Credit Suisse First Boston Management Corporation, as Administrative Agent, and TEC and TARC, as Guarantors, the Lenders have agreed to provide up to $20 million in post-petition financing to the Company (with an additional $10 million potentially available). On April 28, 1999, $6 million was disbursed to TransTexas under the Credit Agreement pursuant to an interim order of the Bankruptcy Court. On July 27, 1999, $14 million was disbursed to TransTexas under the Credit Agreement pursuant to a final order dated June 16, 1999. The Company expects to obtain an additional $10 million under the Credit Agreement in September 1999. Advances under the Credit Agreement bear interest at the rate of 13% per annum. TransTexas' obligations are guaranteed by TEC and TARC and are secured by a first priority senior priming lien (subject to certain exceptions) on all property of TransTexas, TEC and TARC. Amounts outstanding under the DIP Facility will mature on the earlier of October 20, 1999 or the effective date of a plan of reorganization. The maturity date may be extended by the Lenders under the DIP Facility; however, there is no assurance that an extension, if needed, will be granted.

      TransTexas and GMAC Commercial Credit LLC, formerly known as BNY Factoring LLC, successor by merger to BNY Financial Corporation, are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement dated as of October 14, 1997, as amended (the "GMAC Facility"). Interest accrues on advances at the rate of (i) the higher of (a) the prime rate of The Bank of New York or (b) the Federal Funds Rate plus 1/2 of 1% plus (ii) 1/2 of 1%. Obligations under the GMAC Facility are secured by liens on TransTexas' receivables and inventory and are guaranteed by John R. Stanley. Pursuant to an order of the Bankruptcy Court, the Company can borrow up to $10 million and access cash collateral under the GMAC Facility. The amounts that may be advanced under the GMAC Facility are based on a percentage of certain of the Company's receivables and inventory. As of July 31, 1999, outstanding advances under the GMAC Facility totaled approximately $1.8 million with availability for additional advances of approximately $1.5 million.

      The bankruptcy petitions were filed in order to preserve cash and to give the Company the opportunity to restructure its debt. The consummation of a plan of reorganization is the primary objective of the Company. On July 16, 1999, the Company filed its Plan with the Bankruptcy Court. An amended Plan was filed on July 23, 1999 and a Disclosure Statement was filed on August 13, 1999. The Plan sets forth TransTexas' proposal for satisfying claims, including liabilities subject to compromise, and interests in the Company. The Plan will likely result in, among other things, material dilution or elimination of the interests of existing security holders. Consummation of the Plan will require approval of the Bankruptcy Court. There can be no assurance that the terms of the Plan will not be modified prior to approval or that the Plan will be approved.

      At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors, royalty owners or stockholders. There can be no assurance that the Plan will be approved or that the Bankruptcy Court will permit TransTexas to continue to operate as a debtor-in-possession. As a result of these uncertainties and other matters, there is substantial doubt about the Company's ability to continue as a going concern. See the Notes to Condensed Consolidated Financial Statements of the Company included under Item 1 of this report.

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

      For the six months ended July 31, 1999, total capital expenditures incurred were $11 million, including $3 million for lease acquisitions, $7 million for drilling and development and $1 million for gas gathering, other equipment and seismic acquisitions. Capital expenditures for the remainder of fiscal 2000 are estimated to be approximately $42 million which amount is in excess of anticipated cash flows from operating activities. To finance these planned capital expenditures, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales, financings or other capital-raising transactions. The ability to incur capital expenditures, sell properties and obtain additional financing is subject to the approval and ongoing supervision of the Bankruptcy Court, as well as the approval of the lenders under the DIP Facility or, if subsequent to confirmation of the Plan, to the post-confirmation lenders. There is no assurance that adequate funds can be obtained on a timely basis or that the Bankruptcy Court will approve such transactions.

      In February 1998, TransTexas entered into a production payment drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. As of July 31, 1999, the outstanding balance of the production payment was $44.0 million.

      In September 1998, TransTexas sold to an unaffiliated third party a term overriding royalty in the form of a dollar-denominated production payment in certain of TransTexas' producing properties for net proceeds of $10 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum. As of July 31, 1999, the outstanding balance of the production payment was $8.1 million.

      In December 1998, TransTexas executed a note payable to TransAmerican in the original principal amount of $1.4 million plus interest at a rate of 15% per annum. This note is secured by a second lien on the assets of Galveston Bay Processing. The proceeds from this loan were used to pay a portion of the Company's interest payment obligations on December 31, 1998. As of July 31, 1999 and January 31, 1999, respectively, the balance due on the note was $1.4 million. Accrued interest was $0.1 million as of July 31, 1999.

      In April 1999, TEC made a cash contribution of $0.7 million to TransTexas.

    CONTINGENT LIABILITIES

      TransTexas has significant contingent liabilities. Although the outcome of these contingencies or the probability of the occurrence of these contingencies cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position. However, these contingencies, individually and in the aggregate, amount to potential liability that could have a material adverse effect on TransTexas' cash flows or results of operations.

      In January 1997, TransTexas and Koch Energy Trading Inc. entered into a gas purchase contract pursuant to which TransTexas is required to deliver 25,000 MMBtu per day to a specified delivery point. The purchase price is determined by an industry index less $0.08 per MMBtu. On August 10, 1999, the Company obtained Bankruptcy Court approval to reject this contract.

      As of July 31, 1999, TransTexas had delivery commitments for an aggregate of approximately 125 MMcf of natural gas per day pursuant to certain contracts. These contracts require TransTexas to pay certain charges if it does not deliver the specified quantities. Such charges totaled $0.5 million and $1.1 million, respectively, during the three and six months ended July 31, 1999. The Company expects to obtain Bankruptcy Court approval to reject these contracts.

      Pursuant to the Bankruptcy Code, the Company has the right to assume or reject executory contracts. As of September 10, 1999, the Company had obtained Bankruptcy Court approval to reject 11 contracts.

      Pursuant to the Lobo Sale Agreement, TransTexas is required to indemnify the buyer for certain liabilities related to the assets previously owned by TTC. Although TransTexas does not anticipate that it will incur any material indemnity liability with respect to the Lobo Sale Agreement, no assurance can be given that TransTexas will not incur such indemnity liability.

    POTENTIAL TAX LIABILITY

      Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provisions (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the IRS regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that such challenge would not be upheld. Under an agreement between TNGC Holdings Corporation, the sole stockholders of TransAmerican ("TNGC"), TransAmerican and certain of TransAmerican's subsidiaries including TransTexas, TEC and TARC (the "Tax Allocation Agreement"), TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax could be offset in subsequent years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican. As a member of the TNGC Consolidated Group (defined below), each of TransTexas, TEC and TARC will be severally liable for any tax liability resulting from the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1995 and 1994. At this time, it is not possible to predict the scope of the IRS' review or whether any tax deficiencies will be proposed by the IRS as a result of its review.

      Based in part upon independent legal advice, TransTexas determined that it was not required to report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that its position will be sustained if challenged by the IRS. TransTexas is part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which also includes TNGC, TransAmerican, TEC and TARC. No letter ruling has been or will be obtained from the IRS regarding the Lobo Sale by any member of the TNGC Consolidated Group. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $270 million (assuming no reduction of tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 8%) on the tax and penalties (if any). The Tax Allocation Agreement provides that TransAmerican will be obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to fund any such payment at the time due; therefore, the other members of the TNGC Consolidated Group may be required to pay the tax. TransTexas' obligations for any liability arising from the Lobo Sale would likely be in the form of reduced net operating losses.

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

      Generally, under the Tax Allocation Agreement, if net operating losses of TransTexas are used by other members of the TNGC Consolidated Group, then TransTexas is entitled to the benefit (through reduced current taxes payable) of such losses in later years to the extent TransTexas has taxable income, remains a member of the TNGC Consolidated Group and the other group members have the ability to pay such taxes. If Deconsolidation of TransTexas occurs, TransTexas would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of TransTexas used by other members of the TNGC Consolidated Group prior to the Deconsolidation of TransTexas. Should Deconsolidation occur, TransTexas would retain, as of July 31, 1999, approximately $397 million of net operating loss carryforwards. However, such net operating loss carryforwards could be reclaimed by the remaining members of the TNGC Consolidated Group if certain events occur. Such events would include a successful challenge to the tax treatment of the Lobo Sale.

      TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to transactions by any member of the TNGC Consolidated Group in prior years. As of July 31, 1999, TransTexas had paid approximately $9.6 million of these franchise taxes.

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

      o In the first stage, TransTexas commenced preparation of an inventory of all IT and non-IT systems, as well as equipment that could have embedded chips, whether or not critical to the operation of the business. TransTexas also compiled a listing of material relationships with third parties with which it conducts business. These relationships include contractors, suppliers and financial institutions. This stage of the Year 2000 compliance process is substantially complete.

      o In stage two, TransTexas is assessing the results of the completed inventory done in the first stage to determine the Year 2000 impact and what actions need to be taken to obtain Year 2000 compliance. For TransTexas' internal systems, actions needed include obtaining vendor certification of Year 2000 compliance, remediating internal systems or replacing systems and equipment that cannot be remediated. This stage is approximately 95% complete with respect to internal systems. Major outstanding items include receipt of vendor certifications and installation of Year 2000 upgrades for certain non-critical systems. TransTexas has determined a course of action for remediation or replacement of all identified critical internal systems. TransTexas is surveying and obtaining information about Year 2000 readiness of its material third-party relationships. Contingency plans will be developed for those third parties that cannot satisfactorily demonstrate Year 2000 compliance.

      o The third stage includes the repair, replacement or retirement of systems. This stage of the Year 2000 process is ongoing and is dependent upon the availability of upgrades from TransTexas' IT vendors, technician time to implement the upgrades and notification from other third parties of Year 2000 compliance. TransTexas has been upgrading packaged software throughout the organization. TransTexas has implemented a new financial reporting system. Several operational systems are in various stages of implementation, which should be completed prior to November 1999. The vendors of these new systems have provided certification that their respective software packages are Year 2000 compliant according to TransTexas' definition.

      o The last stage of the implementation process, which is approximately 80% complete, includes testing all of the changes implemented individually and integrating those changes with all of the systems of TransTexas and its suppliers and customers. Various forms of testing are used depending on the type of change implemented. Each upgrade, to the extent economically feasible, will be run through a test environment before it is implemented. It is then tested to see how well it integrates into TransTexas' overall IT environment. Currently, TransTexas is not employing any independent verification processes of its systems' tests.

      As of July 31, 1999, TransTexas had incurred approximately $2 million in direct costs with respect to its Year 2000 compliance program. TransTexas anticipates spending an additional $0.2 million in direct costs to complete its Year 2000 compliance program.

      Despite TransTexas' best efforts to ready its systems and infrastructure for the Year 2000, there are many factors outside of TransTexas' control that could affect readiness for the Year 2000. Although TransTexas believes that Year 2000 compliance will be accomplished by the implementation of the program described above, there could be operational issues with the new systems implemented that prevent TransTexas from solving the Year 2000 compliance issue in a timely manner. In such event, TransTexas could be required to implement a contingency plan for Year 2000 compliance. Although TransTexas has not completely finalized its contingency plans, TransTexas will select from several alternative plans including remediation of its software, installation of other third party vendor software or some combination of alternatives. Substantial completion of these plans is expected by November 1999 with continual refinement until all of TransTexas' critical systems and all critical third-party relationships have demonstrated Year 2000 compliance.

      The potential impact of the Year 2000 problem on TransTexas could be material, as virtually every aspect of its business will be affected. TransTexas may be adversely affected by this problem, depending on whether it and the entities with which it does business address this issue successfully.

    FORWARD-LOOKING STATEMENTS

      Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. All statements other than statements of historical facts included in this report regarding TransTexas' financial position, business strategy, and plans and objectives of management for future operations, including, but not limited to words such as "anticipates," "expects," "estimates," "believes" and "likely" indicate forward-looking statements. TransTexas' management believes its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include fluctuations in the commodity prices for natural gas, crude oil, condensate and natural gas liquids, the extent of TransTexas' success in discovering, developing and producing reserves, conditions in the equity and capital markets, competition, Year 2000 readiness and the ultimate resolution of litigation, including bankruptcy.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of July 31, 1999, the Company did not have any market risk sensitive instruments.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           See Note 3 to the condensed consolidated financial statements for a discussion of TransTexas' legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company held its 1999 Annual Meeting of Stockholders on July 9, 1999. No matters, other than the election of directors, were voted upon. James
V. Langston and Robert L. May were elected to serve as Class III directors for a three-year term. Thomas B. McDade's term as Class II director expires in 2001. John R. Stanley's term as Class I director expires in 2000.

           The following votes were cast with respect to each nominee:

                                               FOR          WITHHELD
                                            ----------      --------
                   James V. Langston        56,715,111       228,843
                   Robert L. May            56,707,411       236,543

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

        2.1 --    First Amended Plan of Reorganization dated July 22, 1999.

       10.1 -- Amendment No. 1 dated June 28, 1999 to Credit Agreement dated April 27, 1999 among TransTexas, Credit Suisse First Boston Management Corporation, the Lenders named therein, and TEC and TARC, as guarantors.

       15.1 -- Letter of Independent Accountants regarding awareness of incorporation by reference.

       27.1 --    Financial Data Schedule

(b)    Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter ended July 31, 1999.

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



                                       TRANSTEXAS GAS CORPORATION
                                              (Registrant)





                                       By:       /s/ Ed Donahue
                                             ----------------------------------
                                             Ed Donahue, Vice President
                                               and Chief Financial Officer


September 20, 1999

                                INDEX TO EXHIBITS


       EXHIBIT
       NUMBER                       EXHIBIT
       ------                       -------
        2.1 --    First Amended Plan of Reorganization dated July 22, 1999.

       10.1 --    Amendment No. 1 dated June 28, 1999 to Credit Agreement dated
                  April 27, 1999 among TransTexas, Credit Suisse First Boston
                  Management Corporation, the Lenders named therein, and TEC and TARC, as guarantors.

       15.1 -- Letter of Independent Accountants regarding awareness of incorporation by reference.

       27.1 --    Financial Data Schedule