Form 10-Q
period 1999-10-31
TRANSTEXAS GAS CORP
filed 1999-12-15
CIK 904977

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


                 For the Quarterly Period Ended October 31, 1999

                         Commission File Number 0-23580

                             ----------------------

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

                             ----------------------

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

         The number of shares of common stock of the registrant outstanding on December 15, 1999 was 57,515,566.

================================================================================

                           TRANSTEXAS GAS CORPORATION

                                TABLE OF CONTENTS



                                                                                                  PAGE
                                                                                                  ----

                                               PART I.
                                        FINANCIAL INFORMATION
Item 1. Financial Statements:

         Report of Independent Accountants........................................................  2

         Condensed Consolidated Balance Sheet as of October 31, 1999 and January 31, 1999.........  3

         Condensed Consolidated Statement of Operations for the three and nine months ended
               October 31, 1999 and 1998..........................................................  4

         Condensed Consolidated Statement of Cash Flows for the nine months ended
               October 31, 1999 and 1998..........................................................  5

         Notes to Condensed Consolidated Financial Statements.....................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations   ................................................................... 14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................... 20


                                              PART II.
                                          OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................ 21

Item 6.  Exhibits and Reports on Form 8-K......................................................... 21

Signature......................................................................................... 22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of TransTexas Gas Corporation

         We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation (debtor-in-possession) as of October 31, 1999, the related condensed consolidated statements of operations for the three and nine months ended October 31, 1999 and 1998 and of cash flows for the nine months ended October 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
December 15, 1999

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                   OCTOBER 31,    JANUARY 31,
                                                                                      1999           1999
                                                                                   -----------    -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $    15,655    $     3,775
   Accounts receivable .........................................................        28,974         16,091
   Receivable from affiliates ..................................................         1,117          1,286
   Inventories .................................................................         2,480          3,210
   Other current assets ........................................................         4,562          3,693
                                                                                   -----------    -----------
        Total current assets ...................................................        52,788         28,055
                                                                                   -----------    -----------

Property and equipment .........................................................     1,485,811      1,459,630
Less accumulated depreciation, depletion and amortization ......................     1,220,246      1,167,487
                                                                                   -----------    -----------

   Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $19,782 and $20,477 was excluded
     from amortization at October 31, 1999 and January 31, 1999 respectively ...       265,565        292,143
                                                                                   -----------    -----------
Other assets, net ..............................................................        22,999         25,169
                                                                                   -----------    -----------
                                                                                   $   341,352    $   345,367
                                                                                   ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Note payable ................................................................   $    30,000    $      --
   Revolving credit agreement ..................................................         3,510           --
   Accounts payable ............................................................         6,886           --
   Accrued liabilities .........................................................         8,664            983
                                                                                   -----------    -----------
        Total current liabilities ..............................................        49,060            983
                                                                                   -----------    -----------

Production payments, less current portion ......................................        41,047         56,260
Liabilities subject to compromise (Note 2) .....................................       726,694        718,139

Commitments and contingencies (Note 3) .........................................          --             --

Stockholders' deficit:
   Common stock, $0.01 par value, 100,000,000
    shares authorized, 57,515,566 shares issued and outstanding
    at October 31, 1999 and January 31, 1999 ...................................           740            740
   Additional paid-in capital ..................................................        20,615         19,915
   Accumulated deficit .........................................................      (234,399)      (188,265)
                                                                                   -----------    -----------
                                                                                      (213,044)      (167,610)
   Treasury stock, at cost, 16,484,434 shares ..................................      (262,405)      (262,405)
                                                                                   -----------    -----------
        Total stockholders' deficit ............................................      (475,449)      (430,015)
                                                                                   -----------    -----------
                                                                                   $   341,352    $   345,367
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

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              OCTOBER 31,                     OCTOBER 31,
                                                     ----------------------------    ----------------------------
                                                         1999             1998           1999            1998
                                                     ------------    ------------    ------------    ------------
Revenues:
   Gas, condensate and natural gas liquids .......   $     28,763    $     27,213    $     75,252    $     67,081
   Gain (loss) on the sale of assets .............             (7)          5,813            (538)         65,833
   Other .........................................            649            (233)          2,329           4,785
                                                     ------------    ------------    ------------    ------------
     Total revenues ..............................         29,405          32,793          77,043         137,699
                                                     ------------    ------------    ------------    ------------

Costs and expenses:
   Operating .....................................          3,538           4,521          15,080          17,094
   Depreciation, depletion and amortization ......         17,837          19,493          53,877          45,209
   General and administrative ....................          3,468           4,209          15,274          15,986
   Taxes other than income taxes .................          2,073           2,345           6,183           5,795
   Impairment loss ...............................           --           164,899            --           186,742
                                                     ------------    ------------    ------------    ------------
     Total costs and expenses ....................         26,916         195,467          90,414         270,826
                                                     ------------    ------------    ------------    ------------
     Operating income (loss) .....................          2,489        (162,674)        (13,371)       (133,127)
                                                     ------------    ------------    ------------    ------------

Other income (expense):
   Interest income ...............................            153             105             289           1,132
   Interest expense, net .........................         (3,247)        (20,593)        (27,966)        (61,117)
                                                     ------------    ------------    ------------    ------------
     Total other income (expense) ................         (3,094)        (20,488)        (27,677)        (59,985)
                                                     ------------    ------------    ------------    ------------
     Loss before reorganization items,
        income taxes and extraordinary item ......           (605)       (183,162)        (41,048)       (193,112)
Reorganization items .............................         (4,167)           --            (5,086)           --
Income tax benefit ...............................           --           (35,399)           --           (38,882)
                                                     ------------    ------------    ------------    ------------
     Loss before extraordinary item ..............         (4,772)       (147,763)        (46,134)       (154,230)
Extraordinary item - early extinguishment
     of debt (net of income tax benefit) .........           --              --              --            (1,142)
                                                     ------------    ------------    ------------    ------------
     Net loss ....................................   $     (4,772)   $   (147,763)   $    (46,134)       (155,372)
                                                     ============    ============    ============    ============
Basic and diluted net loss per share:
     Loss before extraordinary item ..............   $      (0.08)   $      (2.57)   $      (0.80)   $      (2.68)
     Extraordinary item ..........................           --              --              --             (0.02)
                                                     ------------    ------------    ------------    ------------
        Basic and diluted net loss per share .....   $      (0.08)   $      (2.57)   $      (0.80)   $      (2.70)
                                                     ============    ============    ============    ============
Weighted average number of shares outstanding
  for basic and diluted net loss per share .......     57,515,566      57,515,566      57,515,566      57,515,566
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

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                        NINE MONTHS ENDED
                                                                           OCTOBER 31,
                                                                    -----------------------
                                                                        1999         1998
                                                                    ----------   ----------
Operating activities:
   Net loss .....................................................   $ (46,134)   $(155,372)
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Extraordinary item ........................................        --          1,142
      Depreciation, depletion and amortization ..................      53,877       45,209
      Impairment loss ...........................................        --        186,742
      Amortization of debt issue costs ..........................       1,655        3,904
      (Gain) loss on the sale of assets .........................         538      (65,833)
      Deferred income taxes .....................................        --        (38,882)
      Changes in assets and liabilities:
        Accounts receivable .....................................     (12,883)      (3,041)
        Receivable from affiliates ..............................         169         --
        Inventories .............................................         730        7,079
        Other current assets ....................................        (869)       5,933
        Accounts payable ........................................       2,699       17,614
        Accrued interest payable to affiliates ..................      14,629       13,010
        Accrued liabilities .....................................        (867)       5,582
        Transactions with affiliates, net .......................         700       (7,944)
        Other assets ............................................         394          568
        Other liabilities .......................................      (1,796)      (1,147)
                                                                    ---------    ---------
           Net cash provided by operating activities ............      12,842       14,564
                                                                    ---------    ---------

Investing activities:
   Capital expenditures .........................................     (20,310)    (182,085)
   Proceeds from the sale of assets .............................         556      135,110
                                                                    ---------    ---------
           Net cash used by investing activities ................     (19,754)     (46,975)
                                                                    ---------    ---------

Financing activities:
   Issuance of production payments ..............................        --         62,214
   Principal payments on production payments ....................     (12,958)      (9,205)
   Issuance of note payable to affiliate ........................        --         13,748
   Principal payment on note payable to affiliate ...............      (1,093)     (48,206)
   Issuance of note payable .....................................      30,000         --
   Issuance of long-term debt ...................................        --         14,000
   Principal payments on long-term debt .........................        (322)     (33,171)
   Revolving credit agreement, net ..............................       3,165       (2,867)
   Debt issue costs .............................................        --              9
                                                                    ---------    ---------
           Net cash provided (used) by financing activities .....      18,792       (3,478)
                                                                    ---------    ---------
           Increase (decrease) in cash and cash equivalents .....      11,880      (35,889)
Beginning cash and cash equivalents .............................       3,775       38,502
                                                                    ---------    ---------
Ending cash and cash equivalents ................................   $  15,655    $   2,613
                                                                    =========    =========



     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    GENERAL

      In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransTexas Gas Corporation ("TransTexas" or the "Company") as of October 31, 1999 and the results of its operations and cash flows for the interim periods ended October 31, 1999 and 1998. The condensed consolidated balance sheet as of January 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in TransTexas' annual report on Form 10-K for the year ended January 31, 1999. Unless otherwise noted, the terms "TransTexas" and the "Company" refer to TransTexas Gas Corporation and its subsidiaries, including Galveston Bay Processing Corporation ("Galveston Bay Processing") and Galveston Bay Pipeline Company ("Galveston Bay Pipeline"). TransTexas is a subsidiary of TransAmerican Energy Corporation ("TEC"), which is an indirect subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican"). TransAmerican Refining Corporation ("TARC") is a wholly owned subsidiary of TEC.

2.    CHAPTER 11 FILING AND LIQUIDITY

      On April 19, 1999, TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On April 20, 1999, TEC and TARC also filed voluntary petitions under Chapter 11. On May 20, 1999, the cases were transferred to the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "Bankruptcy Court"). The bankruptcy cases are being jointly administered. See Note 3. TransTexas, TEC and TARC are operating their businesses and managing their properties as debtors-in-possession. TransTexas' Chapter 11 filing does not include its subsidiaries, including Galveston Bay Processing and Galveston Bay Pipeline. See Note 6 for summarized financial information of TransTexas' subsidiaries. As a result of the Chapter 11 filings, absent approval from the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the bankruptcy.

      Pursuant to a Credit Agreement (the "DIP Facility") dated April 27, 1999 among TransTexas, as Borrower, various financial institutions, as Lenders, Credit Suisse First Boston Management Corporation, as Administrative Agent, and TEC and TARC, as Guarantors, the Lenders have agreed to provide $30 million in postpetition financing to the Company. As of October 31, 1999, outstanding advances under the DIP Facility totaled $30 million and bear interest at the rate of 13% per annum. TransTexas' obligations are guaranteed by TEC and TARC and are secured by a first priority senior priming lien (subject to certain exceptions) on all property of TransTexas, TEC and TARC. Amounts outstanding under the DIP Facility will mature on the earlier of January 10, 2000 or the effective date of a plan of reorganization. The maturity date may be extended by the Lenders under the DIP Facility; however, there is no assurance that an extension, if needed, will be granted.

      TransTexas finances a portion of its working capital needs through a postpetition revolving credit facility. See Note 4.

      The bankruptcy petitions were filed in order to preserve cash and to give the Company the opportunity to restructure its debt. The consummation of a plan of reorganization is the primary objective of the Company. On September 29, 1999, the Company filed its Second Amended Plan of Reorganization with the Bankruptcy Court. The Company's Plan of Reorganization, as amended, is referred to herein as the "Plan." The Plan sets forth TransTexas' proposal for satisfying claims, including liabilities subject to compromise, and interests in the Company. The Plan will likely result in, among other things, material dilution or elimination of the interests of existing security holders.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


Consummation of the Plan will require approval of the Bankruptcy Court. A hearing on confirmation of the Plan commenced on November 9, 1999 and is continuing. There can be no assurance that the terms of the Plan will not be modified prior to approval or that the Plan will be approved.

      As a result of the bankruptcy filing, a significant amount of the Company's liabilities, including secured debt, are subject to compromise. As of October 31, 1999 and January 31, 1999, liabilities subject to compromise included the following (in thousands of dollars):


                                                     OCTOBER 31,  JANUARY 31,
                                                        1999         1999
                                                     ----------   ----------
          Long-term debt .........................   $  124,554   $  125,170
          Notes payable to affiliates ............      456,835      457,928
          Accounts payable .......................       69,955       66,231
          Accrued interest payable to affiliates .       23,242        8,613
          Accrued liabilities ....................       38,668       44,961
          Other liabilities ......................       13,440       15,236
                                                     ----------   ----------
                                                     $  726,694   $  718,139
                                                     ==========   ==========

      As of the petition date, in accordance with current accounting pronouncements applicable to companies operating under Chapter 11, TransTexas discontinued the accrual of interest and amortization of deferred debt issue costs related to liabilities subject to compromise. If such interest had continued to be accrued, based on contractual terms without increase for default provisions, and related deferred debt issue costs continued to be amortized, interest expense for the three and nine months ended October 31, 1999 would have increased approximately $18.4 million and $37.2 million, respectively.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, confirmation of a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The ability of TransTexas to continue as a going concern is dependent upon confirmation of a plan of reorganization, availability of adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop gas and oil reserves.

      In the ordinary course of business, TransTexas makes substantial capital expenditures for the exploration and development of natural gas and oil reserves. TransTexas historically has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, an accounts receivable revolving credit facility and other financings. Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas and oil. A reduction in planned capital spending or an extended decline in gas and oil prices could result in less than anticipated cash flow from operations in fiscal year 2000 and later years, which could have a material adverse effect on TransTexas.

      Management's plans are to continue to incur capital expenditures with the goal of increasing production and reserves. To finance these planned capital expenditures, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales, financings or other capital-raising transactions. The ability to incur capital expenditures, sell properties and obtain additional financing is subject to the approval and ongoing supervision of the Bankruptcy Court, as well as the approval of the lenders under the DIP Facility or, if subsequent to

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


confirmation of the Plan, the postconfirmation lenders. There is no assurance that adequate funds can be obtained on a timely basis or that the Bankruptcy Court will approve such transactions.

3. COMMITMENTS AND CONTINGENCIES

   Legal Proceedings

      Chapter 11 Bankruptcy. On April 19, 1999 (the "Petition Date"), TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On April 20, 1999, TEC and TARC also filed voluntary petitions under Chapter 11. On May 20, 1999, the cases were transferred to the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division. The bankruptcy cases are being jointly administered under the caption "In re: TransTexas Gas Corporation, et al., Debtors," Case No. 99-21550-C-11. TransTexas filed a Plan of Reorganization with the Bankruptcy Court on July 16, 1999. A first amended Plan was filed on July 23, 1999 and a second amended Plan was filed on September 29, 1999. The Debtors filed a Joint Disclosure Statement with the Bankruptcy Court on August 13, 1999. A first amended Disclosure Statement was filed with and approved by the Bankruptcy Court on September 29, 1999. A hearing on confirmation of the Plan commenced on November 9, 1999 and is continuing.

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

      Blue Gulf. On July 14, 1998, Blue Gulf Seafood, an owner of oyster leases, sued TransTexas in the U. S. District Court, Southern District of Texas, Galveston Division. Blue Gulf is claiming damages in excess of $5 million as a result of alleged economic injury to its oyster beds caused by TransTexas' drilling and development activities in the Eagle Point Prospect in Galveston Bay. In October 1998, TransTexas obtained a final judgment in its favor, principally on the grounds that Blue Gulf lacked standing. Blue Gulf has appealed. Blue Gulf's motion for relief from stay was denied; therefore, this matter is stayed as a result of the Company's Chapter 11 filing.

      Finkelstein. On April 22, 1991, Finkelstein filed a suit against TransAmerican and various affiliates in the 49th Judicial District Court, Zapata County, Texas, alleging an improper calculation of overriding royalties allegedly owed to the plaintiff and seeking damages and attorneys' fees in excess of $33.7 million. On November 18, 1993, the plaintiff added TransTexas as an additional defendant. The parties arbitrated this matter in January 1997. In May 1998, the arbitration panel awarded $13 million to plaintiff, and plaintiff subsequently obtained a judgment against TransTexas for the awarded amount. The parties entered into a settlement agreement, which called for payment over a 24-month period. Enforcement of the judgment and settlement agreement is stayed as a result of the Company's Chapter 11 filing.

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

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

      Zurich. On May 5, 1998, The Home Insurance Company and Zurich Insurance Company filed suit against TransTexas in the United States District Court, Southern District of New York, to enforce an arbitration award of approximately $7.25 million relating to additional collateral for payments under workers' compensation policies. In January 1999, the court entered a judgment in favor of Zurich and Home, confirming the arbitration award. Zurich has also, by notice dated November 25, 1998, filed a second arbitration against TransAmerican with respect to its attempt to satisfy a disputed premium payment of approximately $4.2 million. Zurich has also made claims on collateral to cover unpaid loss billings of over $1 million. Although Zurich's notice of arbitration names only TransAmerican, TransTexas has provided significant collateral to Zurich and objected to any draw on its collateral. The Bankruptcy Court has ruled that the stay be lifted and arbitration proceed to determine amounts due under certain specified policy years.

      Vendor Claims. Numerous suppliers of goods and services have filed or asserted liens against property of the Company and Galveston Bay Processing to secure the payment of invoices which are included in liabilities subject to compromise. Many of these vendors have also filed collection suits against the Company and Galveston Bay Processing and/or suits to enforce their liens. These matters, with respect to the Company, are stayed as a result of the Company's Chapter 11 filing. The amount of claims as to which liens have been asserted or filed against property of the Company and its subsidiaries, including Galveston Bay Processing, was approximately $37.3 million as of December 7, 1999. Of this amount, approximately $3.5 million in liens have been filed against property of Galveston Bay Processing and approximately $1.8 million in liens have been filed against property of Galveston Bay Pipeline.

      Royalty Claims. Numerous royalty owners have made claims and filed suits against the Company for payment of unpaid prepetition royalties under mineral leases and other agreements. These matters are stayed as a result of the Company's Chapter 11 filing. Unpaid prepetition royalties totaled approximately $9.4 million at October 31, 1999. This amount is included in liabilities subject to compromise.

      General. The resolution in any reporting period of one or more of the foregoing matters in a manner adverse to TransTexas could have a material adverse effect on TransTexas' results of operations and cash flows for that period. TransTexas is also a named defendant in other ordinary course, routine litigation incidental to its business. Although the outcome of these other lawsuits cannot be predicted with certainty, TransTexas does not expect these matters to have a material adverse effect on its financial position. At October 31, 1999, the possible range of estimated losses related to litigation claims, in addition to the estimates accrued by TransTexas, is $0 to $20 million.

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

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

    Gas Sales and Delivery Commitments

      In January 1997, TransTexas and Koch Energy Trading Inc. entered into a gas purchase contract pursuant to which TransTexas was required to deliver 25,000 MMBtu per day to a specified delivery point. On August 10, 1999, the Company obtained Bankruptcy Court approval to reject this contract.

      As of October 31, 1999, TransTexas had delivery commitments for an aggregate of approximately 125 MMcf of natural gas per day pursuant to certain contracts. These contracts require TransTexas to pay certain charges if it does not deliver the specified quantities. Such charges, which are included in operating costs and expenses, totaled $0.8 million for the three months ended October 31, 1998, and approximately $1.0 million and $1.1 million for the nine months ended October 31, 1999 and 1998, respectively. Such charges were nominal for the three months ended October 31, 1999. The Company expects to obtain Bankruptcy Court approval to reject these contracts.

      Pursuant to the Bankruptcy Code, the Company has the right to assume or reject executory contracts. As of December 7, 1999, the Company had obtained Bankruptcy Court approval to reject 13 contracts.

    Lobo Sale

      Pursuant to the Lobo Sale Agreement, TransTexas is required to indemnify the buyer for certain liabilities related to the assets previously owned by a former subsidiary. Although TransTexas does not anticipate that it will incur any material indemnity liability with respect to the Lobo Sale Agreement, no assurance can be given that TransTexas will not incur such indemnity liability.

    Potential Tax Liabilities

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

      TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to prior year transactions by any member of the TNGC Consolidated Group. As of October 31, 1999, TransTexas had paid $9.6 million of these franchise taxes.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

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

      Generally, under the Tax Allocation Agreement, if net operating losses of TransTexas are used by other members of the TNGC Consolidated Group, then TransTexas is entitled to the benefit (through reduced current taxes payable) of such losses in later years to the extent TransTexas has taxable income, remains a member of the TNGC Consolidated Group and the other group members have the ability to pay such taxes. If Deconsolidation of TransTexas occurs, TransTexas would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of TransTexas used by other members of the TNGC Consolidated Group prior to the Deconsolidation of TransTexas. Should Deconsolidation occur, TransTexas would retain, as of October 31, 1999, approximately $406 million of net operating loss carryforwards. However, such net operating loss carryforwards could be reclaimed by the remaining members of the TNGC Consolidated Group if certain events occur. Such events would include a successful challenge to the tax treatment of the Lobo Sale.

      It is not possible to predict the impact of the bankruptcy filing on the Tax Allocation Agreement, any obligations of TransTexas to the TNGC Consolidated Group or the tax attributes of TransTexas, including its net operating loss carryforwards. In addition, the utilization of any remaining net operating loss carryforwards after discharge from bankruptcy may be limited.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)

4.    CREDIT AGREEMENT

      TransTexas and GMAC Commercial Credit LLC, formerly known as BNY Factoring LLC, successor by merger to BNY Financial Corporation ("GMAC"), are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement dated as of October 14, 1997, as amended (the "GMAC Facility"). Interest accrues on advances at the rate of the higher of (a) the prime rate of The Bank of New York plus 1/2 of 1%, or (b) the Federal Funds Rate plus 1%. Obligations under the GMAC Facility are secured by liens on TransTexas' receivables and inventory and are guaranteed by John R. Stanley. The GMAC Facility contains certain financial covenants including monthly and quarterly earnings requirements. Pursuant to an order of the Bankruptcy Court, TransTexas can borrow up to $10 million and access cash collateral under the GMAC Facility. The amounts that may be advanced under the GMAC Facility are based on a percentage of certain of the Company's receivables and inventory. As of October 31, 1999, outstanding advances under the GMAC Facility totaled approximately $3.5 million with availability for additional advances of approximately $0.9 million.

5.    TRANSACTIONS WITH AFFILIATES

      In connection with a December 15, 1998 transaction pursuant to which TARC transferred its refinery assets to a minority-owned subsidiary, TCR Holding Corporation, a Delaware corporation ("TCR Holding"), and TCR Holding transferred such assets to its majority-owned subsidiary, Orion Refining Corporation, a Delaware corporation ("Orion"), TransTexas entered into an Amended and Restated Services Agreement with TransAmerican and its affiliates (other than TCR Holding and Orion) and an Amended and Restated Services Agreement (the "TCR Group Services Agreement") with TCR Holding and Orion. Pursuant to the TCR Group Services Agreement, TransTexas will provide accounting, legal, administrative and other services to TCR Holding and Orion through December 15, 2000. The fee for such services, from December 15, 1998 through February 28, 1999, was $200,000 per month. Subsequent to February 28, 1999, the monthly fee will be adjusted based on an assessment of the cost to TransTexas of providing such services. For the nine months ended October 31, 1999, TransTexas charged Orion $0.5 million for such services. For the three months ended October 31, 1999, charges to Orion for such services were nominal. As of October 31, 1999 and January 31, 1999, respectively, the receivable from Orion for such services was $0.1 million and $0.3 million. The Company is evaluating whether to reject this contract.

      In December 1998, TransTexas executed a note payable to TransAmerican in the original principal amount of $1.4 million plus interest at a rate of 15% per annum. On December 31, 1998, TransTexas used the proceeds from this loan to pay a portion of its interest payment obligations on its public debt securities. This note is secured by a lien on the assets of Galveston Bay Processing. During the quarter ended October 31, 1999, Galveston Bay Processing made payments of principal and interest under this note to TransAmerican of approximately $1.3 million. As of October 31, 1999 and January 31, 1999, the balance due on the note was $0.3 million and $1.4 million, respectively.

      In April 1999, TEC made a cash contribution of $0.7 million to TransTexas.

6.    SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES NOT IN BANKRUPTCY

      Summarized combined financial information of TransTexas' subsidiaries not in bankruptcy is as follows (in thousands of dollars):

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR-IN-POSSESSION)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


                                                OCTOBER 31,  JANUARY 31,
                                                   1999         1999
                                                ----------   ----------
            ASSETS
          Current assets ....................   $      824   $      115
          Net property and equipment ........       12,328          145
          Other assets ......................            8            1
                                                ----------   ----------
                                                $   13,160   $      261
                                                ==========   ==========

             LIABILITIES AND EQUITY

          Current liabilities ...............   $      223   $     --
          Payable to affiliates .............       13,596          251
          Equity ............................         (659)          10
                                                ----------   ----------
                                                $   13,160   $      261
                                                ==========   ==========

                                               THREE MONTHS   NINE MONTHS
                                                  ENDED         ENDED
                                                OCTOBER 31,   OCTOBER 31,
                                                   1999          1999
                                                ----------    ----------
          Revenues ..........................   $    2,391    $    5,998
          Costs and expenses ................        1,608         4,203
                                                ----------    ----------
             Operating income ...............          783         1,795
          Interest income ...................         --               4
          Interest expense ..................          (18)          (82)
                                                ----------    ----------
             Income before income taxes .....          765         1,717
          Income taxes ......................          268           601
                                                ----------    ----------
             Net income .....................   $      497    $    1,116
                                                ==========    ==========

      In October 1998, TransTexas and Galveston Bay Processing entered into a natural gas treating and condensate handling agreement. Pursuant to the agreement, Galveston Bay Processing treats and dehydrates gas and separates, stabilizes and handles condensate produced from TransTexas' Eagle Bay Field at its processing facility located in Winnie, Texas. Included in revenues above for the three and nine months ended October 31, 1999 are processing fees, pursuant to the handling agreement, from TransTexas of $1.8 million and $4.5 million, respectively. Substantially all of the stock and assets of certain of these subsidiaries are pledged to secure certain indebtedness of the Company. See
Note 3.

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

      TransTexas' operating data for the three and nine months ended October 31, 1999 and 1998, is as follows:


                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      OCTOBER 31,              OCTOBER 31,
                                                ----------------------    ----------------------
                                                   1999         1998         1999         1998
                                                ---------    ---------    ---------    ---------
          Sales volumes:
            Gas (Bcf) .......................         6.4         10.2         21.3         26.7
            NGLs (MMgal) ....................        14.3          5.6         31.2          8.9
            Condensate (MBbls) ..............         419          449        1,333          668
          Average prices:
            Gas (dry) (per Mcf) .............   $    2.72    $    1.94    $    2.27    $    2.11
            NGLs (per gallon) ...............         .28          .20          .26          .21
            Condensate (per Bbl) ............       21.57        12.22        17.63        12.36
          Number of gross wells drilled .....           4            7            9           36
          Percentage of wells completed .....          75%          43%          33%          61%

      A summary of TransTexas' operating expenses is set forth below (in millions of dollars):


                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           OCTOBER 31,           OCTOBER 31,
                                                     ---------------------   ---------------------
                                                        1999         1998      1999         1998
                                                     ---------   ---------   ---------   ---------
          Operating costs and expenses:
            Lease ................................   $     1.5   $     2.1   $     7.5   $     8.8
            Pipeline and gathering ...............         2.0         1.7         7.6         5.4
            Drilling services ....................        --           0.7        --           2.9
                                                     ---------   ---------   ---------   ---------
                                                           3.5         4.5        15.1        17.1
          Taxes other than income taxes (1) ......         2.1         2.3         6.2         5.8
                                                     ---------   ---------   ---------   ---------
                                                     $     5.6   $     6.8   $    21.3   $    22.9
                                                     =========   =========   =========   =========

----------------------------

(1) Taxes other than income taxes include severance, property and other taxes.

    TransTexas' average depletion rates have been as follows:


                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           OCTOBER 31,           OCTOBER 31,
                                                     ---------------------   ---------------------
                                                        1999         1998      1999         1998
                                                     ---------   ---------   ---------   ---------
  Depletion rates (per Mcfe).....................    $    2.06   $   1.43    $   1.88    $  1.38
                                                     =========   ========    ========    =======

    THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED WITH THE THREE MONTHS ENDED OCTOBER 31, 1998

      Gas, condensate and NGL revenues for the three months ended October 31, 1999 increased $1.6 million from the prior period due primarily to an increase in NGL sales volumes and higher prices for all products offset in part by decreases in natural gas and condensate sales volumes. The average monthly prices received per Mcf of gas ranged from $2.56 to $2.89 in the three months ended October 31, 1999, compared to a range of $1.86 to $2.02 in the prior period. For the three months ended October 31, 1998, TransTexas recognized a pretax gain of $5.8 million on the sale of certain drilling services division assets. Included in other revenues for the three months ended October 31, 1999 are natural gas treating and condensate handling fees of $0.6 million.

      Lease operating expenses for the three months ended October 31, 1999 decreased $0.6 million from the prior period due primarily to decreases in maintenance costs. Pipeline and gathering expenses increased $0.3 million primarily due to operations at Galveston Bay Processing's natural gas treating facility in Winnie, Texas. Drilling service expenses for the three months ended October 31, 1999 decreased $0.7 million due to the sale of certain drilling assets in the prior period. Depreciation, depletion and amortization expense for the three months ended October 31, 1999 decreased $1.6 million due to a decrease in depletable production offset by an increase in the depletion rate resulting from higher cost properties and unsuccessful drilling results. General and administrative expenses decreased by $0.7 million primarily as a result of a decrease in professional fees, excluding professional fees classified as reorganization items. Taxes other than income taxes decreased by $0.2 million from the prior period due primarily to decreases in severance and franchise taxes. The impairment loss of $164.9 million for the three months ended October 31, 1998 related to a write-down of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling in accordance with the full cost method of accounting.

      Interest expense decreased $17.3 million primarily as a result of discontinuing interest accruals on prepetition unsecured debt obligations. Reorganization items of $4.2 million for the three months ended October 31, 1999 included legal and other professional fees and expenses directly related to TransTexas' Chapter 11 proceedings.

    NINE MONTHS ENDED OCTOBER 31, 1999 COMPARED WITH THE NINE MONTHS ENDED OCTOBER 31, 1998

      Gas, condensate and NGL revenues for the nine months ended October 31, 1999 increased by $8.2 million from the prior period due primarily to increases in condensate and NGL sales volumes and higher prices for all products offset in part by a decrease in natural gas sales volumes. The average monthly prices received per Mcf of gas ranged from $1.74 to $2.89 in the nine months ended October 31, 1999, compared to a range of $1.86 to $2.36 in the prior period. Drilling services revenues decreased by $2.9 million for the nine months ended October 31, 1999 due to the sale of certain drilling services division assets in the prior period. For the nine months ended October 31, 1998, TransTexas recognized a pretax gain of $68.4 million from the sale of certain drilling services division assets and a pretax loss of $2.6 million due to postclosing adjustments to the Lobo Sale purchase price.

      Lease operating expenses for the nine months ended October 31, 1999 decreased $1.3 million from the prior period due primarily to decreases in maintenance costs. Pipeline and gathering expenses increased $2.2 million primarily due to operations at Galveston Bay Processing's natural gas treating facility at Winnie, Texas. Drilling services expenses for the nine months ended October 31, 1999 decreased $2.9 million due to the sale of certain drilling assets in the prior period. Depreciation, depletion and amortization expense for the nine months ended October 31, 1999 increased $8.7 million due to an increase in the depletion rate resulting from higher cost properties and unsuccessful drilling results. General and administrative expenses decreased by $0.7 million primarily as a result of a decrease in personnel and related costs. Taxes other than income taxes increased by $0.4 million over the prior period due primarily to increases in property taxes. The impairment loss of $186.7 million for the nine months ended October 31, 1998 related to a write-down of $181.2 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling and a $5.5 million write-down of an underutilized pipeline system that was exchanged as part of a settlement of certain natural gas delivery commitments.

      Interest income for the nine months ended October 31, 1999 decreased by $0.8 million as compared to the prior period due to lower cash balances available for investment. Interest expense decreased $33.2 million primarily as a result of discontinuing interest accruals on prepetition unsecured debt obligations. Reorganization items of $5.1 million for the nine months ended October 31, 1999 included legal and other professional fees and expenses directly related to TransTexas' Chapter 11 proceedings.

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

      Pursuant to a Credit Agreement (the "DIP Facility") dated April 27, 1999 among TransTexas, as Borrower, various financial institutions, as Lenders, Credit Suisse First Boston Management Corporation, as Administrative Agent, and TEC and TARC, as Guarantors, the Lenders have agreed to provide up to $30 million in postpetition financing to the Company. As of October 31, 1999, outstanding advances under the DIP Facility totaled $30 million and bear interest at the rate of 13% per annum. TransTexas' obligations are guaranteed by TEC and TARC and are secured by a first priority senior priming lien (subject to certain exceptions) on all property of TransTexas, TEC and TARC. Amounts outstanding under the DIP Facility will mature on the earlier of January 10, 2000 or the effective date of a plan of reorganization. The maturity date may be extended by the Lenders under the DIP Facility; however, there is no assurance that an extension, if needed, will be granted.

      TransTexas and GMAC Commercial Credit LLC, formerly known as BNY Factoring LLC, successor by merger to BNY Financial Corporation, are parties to a Second Amended and Restated Accounts Receivable Management and Security Agreement dated as of October 14, 1997, as amended (the "GMAC Facility"). Interest accrues on advances at the rate of the higher of (a) the prime rate of The Bank of New York plus 1/2 of 1%, or (b) the Federal Funds Rate plus 1%. Obligations under the GMAC Facility are secured by liens on TransTexas' receivables and inventory and are guaranteed by John R. Stanley. Pursuant to an order of the Bankruptcy Court, the Company can borrow up to $10 million and access cash collateral under the GMAC Facility. The amounts that may be advanced under the GMAC Facility are based on a percentage of certain of the Company's receivables and inventory. As of October 31, 1999, outstanding advances under the GMAC Facility totaled approximately $3.5 million with availability for additional advances of approximately $0.9 million.

      The bankruptcy petitions were filed in order to preserve cash and to give the Company the opportunity to restructure its debt. The consummation of a plan of reorganization is the primary objective of the Company. On September 29, 1999, the Company filed its Second Amended Plan with the Bankruptcy Court. The Plan sets forth TransTexas' proposal for satisfying claims, including liabilities subject to compromise, and interests in the Company. The Plan will likely result in, among other things, material dilution or elimination of the interests of existing security holders. Consummation of the Plan will require approval of the Bankruptcy Court. A hearing on confirmation of the Plan commenced on November 9, 1999 and is continuing. There can be no assurance that the terms of the Plan will not be modified prior to approval or that the Plan will be approved.

      At this time, it is not possible to predict the outcome of the bankruptcy proceedings, in general, or the effect on the business of the Company or on the interests of creditors, royalty owners or stockholders. There can be no assurance that the Plan will be approved or that the Bankruptcy Court will permit TransTexas to continue to operate as a debtor-in-possession. As a result of these uncertainties and other matters, there is substantial doubt about the Company's ability to continue as a going concern. See Notes to Condensed Consolidated Financial Statements of the Company included under Item 1 of this report.

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

      For the nine months ended October 31, 1999, total capital expenditures incurred were $29 million, including $5 million for lease acquisitions, $22 million for drilling and development and $2 million for gas gathering, other equipment and seismic acquisitions. Capital expenditures for the remainder of fiscal 2000 are estimated to be approximately $17 million which amount is in excess of anticipated cash flows from operating activities. To finance these planned capital expenditures, TransTexas will be required to supplement its anticipated cash flow from operations with a combination of asset sales, financings or other capital-raising transactions. The ability to incur capital expenditures, sell properties and obtain additional financing is subject to the approval and ongoing supervision of the Bankruptcy Court, as well as the approval of the lenders under the DIP Facility or, if subsequent to confirmation of the Plan, the postconfirmation lenders. There is no assurance that adequate funds can be obtained on a timely basis or that the Bankruptcy Court will approve such transactions.

      In February 1998, TransTexas entered into a production payment drilling program agreement with an unaffiliated third party for the reimbursement of certain drilling costs with respect to wells drilled by TransTexas. Pursuant to the agreement, upon the approval of the third party of a recently drilled or currently drilling well for inclusion in the program, the third party will commit to the reimbursement of all or a portion of the cost of such well. The program wells are subject to a dollar-denominated production payment equal to the primary sum of such reimbursed costs, plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. As of October 31, 1999, the outstanding balance of the production payment was $37.2 million.

      In September 1998, TransTexas sold to an unaffiliated third party a term overriding royalty in the form of a dollar-denominated production payment in certain of TransTexas' producing properties for net proceeds of $10 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 16% annual interest rate on the unpaid portion of such primary sum. As of October 31, 1999, the outstanding balance of the production payment was $7.1 million.

      In December 1998, TransTexas executed a note payable to TransAmerican in the original principal amount of $1.4 million plus interest at a rate of 15% per annum. On December 31, 1998, TransTexas used the proceeds from this loan to pay a portion of its interest payment obligations on its public debt securities. This note is secured by a lien on the assets of Galveston Bay Processing. During the quarter ended October 31, 1999, Galveston Bay Processing made payments of principal and interest under this note to TransAmerican of approximately $1.3 million. As of October 31, 1999 and January 31, 1999, the balance due on the note was $0.3 million and $1.4 million, respectively.

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

      In January 1997, TransTexas and Koch Energy Trading Inc. entered into a gas purchase contract pursuant to which TransTexas was required to deliver 25,000 MMBtu per day to a specified delivery point. On August 10, 1999, the Company obtained Bankruptcy Court approval to reject this contract.

      As of October 31, 1999, TransTexas had delivery commitments for an aggregate of approximately 125 MMcf of natural gas per day pursuant to certain contracts. These contracts require TransTexas to pay certain charges if it does not deliver the specified quantities. Such charges totaled $1.0 million during the nine months ended October 31, 1999. Such charges were nominal for the three months ended October 31, 1999. The Company expects to obtain Bankruptcy Court approval to reject these contracts.

      Pursuant to the Bankruptcy Code, the Company has the right to assume or reject executory contracts. As of December 7, 1999, the Company had obtained Bankruptcy Court approval to reject 13 contracts.

      Pursuant to the Lobo Sale Agreement, TransTexas is required to indemnify the buyer for certain liabilities related to the assets previously owned by a former subsidiary. Although TransTexas does not anticipate that it will incur any material indemnity liability with respect to the Lobo Sale Agreement, no assurance can be given that TransTexas will not incur such indemnity liability.

    POTENTIAL TAX LIABILITIES

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

      TransTexas is required, under the Tax Allocation Agreement, to pay any Texas franchise tax (which is estimated not to exceed $11.4 million) attributable to transactions by any member of the TNGC Consolidated Group in prior years. As of October 31, 1999, TransTexas had paid approximately $9.6 million of these franchise taxes.

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

      Generally, under the Tax Allocation Agreement, if net operating losses of TransTexas are used by other members of the TNGC Consolidated Group, then TransTexas is entitled to the benefit (through reduced current taxes payable) of such losses in later years to the extent TransTexas has taxable income, remains a member of the TNGC Consolidated Group and the other group members have the ability to pay such taxes. If Deconsolidation of TransTexas occurs, TransTexas would not thereafter receive any benefit pursuant to the Tax Allocation Agreement for net operating losses of TransTexas used by other members of the TNGC Consolidated Group prior to the Deconsolidation of TransTexas. Should Deconsolidation occur, TransTexas would retain, as of October 31, 1999, approximately $406 million of net operating loss carryforwards. However, such net operating loss carryforwards could be reclaimed by the remaining members of the TNGC Consolidated Group if certain events occur. Such events would include a successful challenge to the tax treatment of the Lobo Sale.

      It is not possible to predict the impact of the bankruptcy filing on the Tax Allocation Agreement, any obligations to the TNGC Consolidated Group or TransTexas' tax attributes, including its net operating loss carryforwards. In addition, the amount of net operating loss carryforwards remaining after discharge from the bankruptcy that may be used in any future year may be limited.

    YEAR 2000 COMPLIANCE ISSUES

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

      o In stage two, TransTexas assessed the results of the completed inventory done in the first stage to determine the Year 2000 impact and what actions need to be taken to obtain Year 2000 compliance. For TransTexas' internal systems, actions needed include obtaining vendor certification of Year 2000 compliance, remediating internal systems or replacing systems and equipment that cannot be remediated. This stage is substantially complete with respect to internal systems. TransTexas surveyed and obtained information about Year 2000 readiness of its material third-party relationships.

      o The third stage included the repair, replacement or retirement of systems that are not Year 2000 compliant. This stage of the Year 2000 process is substantially complete. TransTexas has been upgrading packaged software throughout the organization. TransTexas has implemented a new financial reporting system and is currently implementing a new payroll system. Several operational systems are in various stages of implementation, and should be completed prior to January 1, 2000. The vendors of these new systems have provided certification that their respective software packages are Year 2000 compliant according to TransTexas' definition.

      o The last stage of the implementation process, which is substantially complete, included testing all of the changes implemented individually and integrating those changes with all of the systems of TransTexas and its suppliers and customers. Various forms of testing were used depending on the type of change implemented. Each upgrade, to the extent economically feasible, was run through a test environment before it was implemented. It then was tested to see how well it integrated into TransTexas' overall IT environment. TransTexas did not employ any independent verification processes of its systems' tests.

      As of October 31, 1999, TransTexas had incurred approximately $2 million in direct costs with respect to its Year 2000 compliance program and does not anticipate that it will incur any additional significant costs to complete this program.

      Despite TransTexas' best efforts to ready its systems and infrastructure for the Year 2000, there are many factors outside of TransTexas' control that could affect readiness for the Year 2000. Failure of significant third parties to complete their Year 2000 compliance programs could interrupt the supply of materials and contract services needed for TransTexas' operations. Disruptions to natural gas, condensate and NGL transportation systems controlled by third parties could result in reduced production volumes delivered to market. Such occurrences could have a material adverse effect on TransTexas' business, results of operations and financial position. Although the Company does not currently anticipate any such problems, TransTexas is developing contingency plans to identify alternative suppliers of goods and services in the event of such third party nonreadiness.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of October 31, 1999, the Company did not have any market risk sensitive instruments.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           See Note 3 to the condensed consolidated financial statements for a discussion of TransTexas' legal proceedings.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

       2.1     --  Second Amended Plan of Reorganization dated September 29,
                   1999 (filed as Appendix 4 to Exhibit T3E to the Company's Application for Qualification of Indenture on Form T-3 (Registration No. 22-22445), and incorporated herein by reference).

      10.1     --  Employment Agreement dated November 8, 1999 between the
                   Company and Ronald P. Nowak.

      15.1     --  Letter of Independent Accountants regarding awareness of incorporation by reference.

      27.1     --  Financial Data Schedule

(b)   Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter ended October 31, 1999.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TRANSTEXAS GAS CORPORATION
                                              (Registrant)





                                       By: /s/ Ed Donahue
                                          ------------------------------------
                                          Ed Donahue, Vice President
                                          and Chief Financial Officer


December 15, 1999

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                          EXHIBIT
--------                        -------
   2.1    --   Second Amended Plan of Reorganization dated September 29, 1999
               (filed as Appendix 4 to Exhibit T3E to the Company's Application
               for Qualification of Indenture on Form T-3 (Registration No.
               22-22445), and incorporated herein by reference).

  10.1    --   Employment Agreement dated November 8, 1999 between the Company and Ronald P. Nowak.

  15.1    --   Letter of Independent Accountants regarding awareness of
               incorporation by reference.

  27.1    --   Financial Data Schedule