Form 10-K
period 2000-01-31
TRANSTEXAS GAS CORP
filed 2000-05-01
CIK 904977

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                             ---------------------

                         COMMISSION FILE NUMBER 0-30475

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

          Securities registered pursuant to Section 12(g) of the Act:
                     CLASS A COMMON STOCK, $0.01 PAR VALUE
                SERIES A SENIOR PREFERRED STOCK, $1.00 PAR VALUE
                SERIES A JUNIOR PREFERRED STOCK, $1.00 PAR VALUE
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant on April 24, 2000 was $3,755,681.

     The number of shares of common stock of the registrant outstanding on April 24, 2000 was 1,250,000, consisting of 1,002,500 shares of Class A Common Stock and 247,500 shares of Class B Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    6
Item 3.   Legal Proceedings...........................................    7
Item 4.   Submission of Matters to a Vote of Security Holders.........    7

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    8
Item 6.   Selected Financial Data.....................................    9
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   10
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................   17
Item 8.   Financial Statements and Supplementary Data.................   19
Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..................................   47

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   47
Item 11.  Executive Compensation......................................   48
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   50
Item 13.  Certain Relationships and Related Transactions..............   52

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   53

          Signatures..................................................   62

                                     PART I

ITEM 1. BUSINESS

GENERAL

     TransTexas Gas Corporation (the "Company" or "TransTexas") is engaged in the exploration for and development and production of natural gas and condensate, primarily in South Texas and along the upper Gulf Coast. TransTexas' business strategy is to utilize its experience in drilling and operating wells in South Texas to find, develop and produce reserves at a low cost.

     The Company's long-term goal is to convert unproven acreage to proved reserves through drilling in underexploited areas. In order to meet its long-term goals, TransTexas' strategy is to drill wells in areas of the Upper Texas Gulf Coast where 3-D seismic data indicates productive potential and to drill development wells in its proven producing areas such as the Eagle Bay field and Wharton County. During fiscal 2000, TransTexas' drilling program was restricted by capital available from operations and debtor-in-possession financing.

     As of February 1, 2000, TransTexas' net proved reserves, as estimated by Netherland, Sewell & Associates, Inc., were 118 Bcfe. As of January 31, 2000, TransTexas owned approximately 333,400 gross (210,000 net) acres of mineral interests. TransTexas' average net daily natural gas production for the year ended January 31, 2000 was approximately 77 MMcfd, for a total net production of
27.8 Bcf of natural gas. TransTexas' average net daily condensate and oil production for the year ended January 31, 2000 was approximately 5,005 Bpd, for a total net production of 1,827 MBbls of condensate and oil. TransTexas' average net daily production of natural gas liquids for the year ended January 31, 2000 was approximately 120,519 gallons per day, for a total net production of 44 million gallons of natural gas liquids.

REORGANIZATION

     On April 19, 1999, TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On April 20, 1999, the Company's then parent, TransAmerican Energy Corporation ("TEC"), and TEC's subsidiary, TransAmerican Refining Corporation ("TARC"), also filed voluntary petitions under Chapter 11. On May 20, 1999, the cases were transferred to the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "Bankruptcy Court"). The Company's Second Amended, Modified and Restated Plan of Reorganization dated January 25, 2000 (the "Plan") was confirmed by the Bankruptcy Court on February 7, 2000.

     On March 17, 2000, the Effective Date of the Plan, the Company consummated several transactions, most of which were dated as of March 15, 2000. The
Company:

     - filed an Amended and Restated Certificate of Incorporation;

     - issued 1,002,500 shares of Class A Common Stock and 247,500 shares of Class B Common Stock;

     - issued 625,000 warrants to purchase shares of Class A Common Stock at an exercise price of $120 per share;

     - filed a Certificate of Designation relating to, and issued 222,455,320 shares of, Series A Senior Preferred Stock;

     - filed a Certificate of Designation relating to, and issued 20,716,080 shares of, Series A Junior Preferred Stock;

     - entered into an Indenture relating to, and issued $200 million of, 15% Senior Secured Notes due 2005;

     - entered into a $52.5 million Oil and Gas Credit Facility;

     - entered into a $15 million Accounts Receivable Credit Facility; and

     - sold a Production Payment with a primary sum outstanding as of March 15, 2000 of $35 million.

     These transactions are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity" under
Item 7 of this report.

     As a result of the effectiveness of the Plan, the Company adopted "fresh-start" reporting as of January 31, 2000, and a new reporting entity was created. The Company's assets are recorded at reorganization value and liabilities are recorded at the present value of amounts to be paid at January 31, 2000. Information prior to January 31, 2000 is that of the predecessor entity.

EXPLORATION AND PRODUCTION

     The exploration and production activities of TransTexas consist of geological and geophysical evaluation of current and prospective properties, the acquisition of mineral interests in prospects and the drilling, development and operation of leased properties for the production and sale of natural gas, condensate and crude oil. TransTexas' technical staff consists of geologists, geophysicists and engineers. TransTexas' technical staff selects drilling locations based on the interpretation of available well data, and 3-D and 2-D seismic data. TransTexas operates substantially all of its producing properties.

     During fiscal 1998, the Company sold the stock of TransTexas Transmission Corporation ("TTC"), its subsidiary that owned substantially all of TransTexas' Lobo Trend producing properties and related pipeline transmission system, for an adjusted sales price of approximately $1.1 billion (the "Lobo Sale"). TransTexas' operating data for fiscal 1998 reflect the impact of the Lobo Sale.

  Primary Operating Areas

     Eagle Bay. In January 1998, TransTexas announced that it had successfully drilled and completed the State Tract 331 #1 discovery well in Eagle Bay, Galveston County, Texas. The well is located approximately one mile off the coast of the City of San Leon, in a water depth of less than 10 feet. This discovery well tested at a rate of 76.4 MMcfd of natural gas and 11,002 Bpd of condensate. TransTexas has successfully drilled, completed and produced four additional wells, drilled one dry hole and, as of January 31, 2000, was drilling a sixth well in the Eagle Bay field.

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

     TransTexas intends to drill additional development wells in Eagle Bay as a part of its strategy to further increase reserves and production and has identified additional drilling locations from 3-D seismic data. For the fiscal year ended January 31, 2000, TransTexas produced 23.7 Bcf (13.5 Bcf net) of natural gas, 1.6 million barrels of condensate and 44 million gallons of natural gas liquids from the Eagle Bay field at average net daily rates of 37 MMcfd, 4,450 Bpd and 120,519 gallons per day, respectively. Production from the Eagle Bay field represents a significant percentage of the Company's total production. See "Drilling and Production Data." As of January 31, 2000, TransTexas owned a 75% working interest on approximately 5,636 gross (5,592 net) acres in the Eagle Bay area.

     Bob West North. In late 1994, TransTexas made a natural gas discovery in the Bob West North area of southern Zapata County, Texas. As of January 31, 2000, TransTexas had drilled 56 wells and completed 53 wells in the area. As of January 31, 2000, TransTexas' mineral interests in the Bob West North area consisted of a 100% working interest in 11,533 gross (9,786 net) acres. For the fiscal year ended January 31, 2000, TransTexas produced 9.2 Bcf (6.6 Bcf net) of natural gas from the Bob West North area at an average net daily rate of 18 MMcfd. 3-D seismic data indicates the potential for additional drilling locations to further develop productive reservoirs in the area.

     Southwest Bonus. In 1998, TransTexas completed the Obenhaus #2 discovery well in the Southwest Bonus field of Wharton County, Texas. Restrictions on the availability of capital prevented TransTexas from additional drilling until late 1999. In 1999, a development drilling program commenced with the drilling and completion of the Schweinle #1. TransTexas is currently drilling two additional development wells in the field as a part of its strategy to further increase reserves and production, and has identified additional drilling locations from seismic data. As of January 31, 2000, TransTexas held a 100% working interest covering approximately 4,901 gross (3,868 net) acres in the Southwest Bonus area. For the fiscal year ended January 31, 2000, TransTexas' Southwest Bonus properties produced 2.3 Bcf (1.8 Bcf net) of natural gas, at an average net daily rate of 5 MMcfd.

     Dinero. In June 1998, TransTexas announced the successful drilling of the McNeil #1 well in Live Oak County, Texas. This discovery well tested at a rate of 19.2 MMcfd of natural gas with production commencing in August 1998. As of January 31, 2000, TransTexas had drilled three wells, completed two wells and was in the process of completing one well in the Dinero field. TransTexas intends to drill additional wells to develop the field as a part of its strategy to further increase reserves and production, and has identified potential drilling locations from 3-D seismic data. For the fiscal year ended January 31, 2000, TransTexas' Live Oak County properties produced 1.0 Bcf (0.7 Bcf net) of natural gas, at an average net daily rate of 2 MMcfd. As of January 31, 2000, TransTexas owned an 80% working interest in approximately 8,179 gross (8,102 net) acres in Live Oak County.

     Trout Point. In 1998, TransTexas commenced drilling an exploratory well in the Trout Point prospect in Galveston Bay. TransTexas drilled the Trout Point sub-salt prospect to a depth of 21,442 feet. The well encountered gas-bearing zones beneath the salt when drilling problems resulted in the loss of the hole. Two sidetrack holes were drilled to establish production in the sub-salt zones. During completion of the second sidetrack, a gas flow from a lower zone caused an underground blowout and failure of the 9 5/8" casing. Cement was pumped into the well to control the underground gas flow. The replacement Sheldon 1-R well was drilled to a total depth of 22,298 feet. During completion of the well, casing collapsed in the salt section and the well bore was lost. Currently, the Company is sidetracking the Sheldon 1-R to test the sub-salt zones in the prospect.

     Including Trout Point, TransTexas owns a 99% working interest in 17,584 gross (17,246 net) acres in Chambers County, Texas. As of January 31, 2000, TransTexas had drilled 10 wells, completed four wells and was in the process of completing one well and drilling one well in Chambers County. For the fiscal year ended January 31, 2000, TransTexas' Chambers County properties produced 2.3 Bcf (1.6 Bcf net) of natural gas, at an average daily net rate of 4.4 MMcfd.

  Drilling and Production Data

     During the five years ended January 31, 2000, TransTexas completed approximately 65% of 413 wells. As of January 31, 2000, TransTexas was drilling two gross (two net) wells. As of January 31, 2000, TransTexas had a total of 116 productive wells. TransTexas had a working interest in the following numbers of wells that were drilled during the periods indicated:

                                                           YEAR ENDED JANUARY 31,
                                                   ---------------------------------------
                                                      2000          1999         1998(3)
                                                   -----------   -----------   -----------
                                                   GROSS   NET   GROSS   NET   GROSS   NET
                                                   -----   ---   -----   ---   -----   ---
Exploratory Wells(1):
  Productive(2)..................................    1      1      9      9     13     11
  Non-Productive.................................    6      5      6      5     16     14
  % Productive...................................  14%     17%   60%     63%   45%     44%
Development Wells(1):
  Productive(2)..................................    5      5     14     12     47     43
  Non-Productive.................................    2      2      9      9     31     27
  % Productive...................................  71%     71%   61%     58%   60%     62%

---------------

(1) The number of net wells is the sum of the fractional working interests owned in gross wells.

(2) Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connection. Wells that are completed in more than one producing zone are counted as one well.

(3) Includes wells in the Lobo Trend properties sold in fiscal 1998.

     The following table sets forth information with respect to net production and average unit prices and costs for the periods indicated:

                                                              YEAR ENDED JANUARY 31,
                                                             -------------------------
                                                              2000     1999    1998(4)
                                                             ------   ------   -------
Production:
  Gas (Bcf)(1).............................................    27.8     35.6     72.4
  NGLs (MMgals)............................................    44.0      8.4     62.4
  Condensate and oil (MBbls)...............................   1,827    1,120      619
Average sales prices:
  Gas (dry) (per Mcf)(2)...................................  $ 2.32   $ 2.10    $2.09
  NGLs (per gallon)........................................     .32      .21      .29
  Condensate and oil (per Bbl).............................   19.88    11.91    19.20
Average lifting cost per Mcfe(3)...........................     .41      .37      .34

---------------

(1) Net gas production volumes for the year ended January 31, 1998 include 7.3 Bcf delivered pursuant to volumetric production payments.

(2) Average prices for the year ended January 31, 1998 include 7.3 Bcf delivered pursuant to volumetric production payments. The average gas price for TransTexas' undedicated production for this period was $2.10 per Mcf.

(3) Condensate and oil are converted to a common unit of measure on the basis of six Mcf of natural gas to one barrel of condensate or oil. The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors. The calculation of average lifting cost per Mcfe for the year ended January 31, 1998 includes volumes delivered to third parties under volumetric production payments.

(4) Includes production from the Lobo Trend properties sold in fiscal 1998.

TRANSPORTATION, PROCESSING AND MARKETING

     TransTexas believes that there is currently adequate pipeline transportation capacity for its hydrocarbon production in all of its operating areas.

     TransTexas has entered into various agreements for the gathering, transportation, processing and sale of substantially all of its natural gas and natural gas liquids produced from its Eagle Bay prospects. Unless otherwise stated, these agreements, described below, expire on June 30, 2003. TransTexas is continuing to negotiate additional agreements in order to meet future production increases.

     Galveston Bay Processing Corporation operates onshore facilities to separate produced natural gas and condensate, dehydrate and treat natural gas for the removal of CO(2) and stabilize condensate from the Company's Eagle Bay field. These facilities are located approximately 60 miles east of Houston at Winnie, Texas.

     TransTexas entered into firm and interruptible contracts with Tejas Ship Channel LLC for transportation of its production from the Eagle Bay field to the Winnie facilities at a fixed negotiated rate. Under the firm agreement, the Company is committed to deliver a minimum of 75,000 MMBtu per day of natural gas and condensate.

     The Company also entered into a contract with Centana Intrastate Pipeline Company for transportation of natural gas on a firm and interruptible basis from the Winnie facility to natural gas liquids recovery facilities located in the Beaumont/Port Arthur, Texas area, and residue gas from these facilities to various distribution points. Under the agreement, the Company is committed to deliver up to a maximum of 56,250 Mcf of natural gas and 19,500 MMBtu of residue gas. Transportation fees for natural gas are based on a fixed negotiated rate. Transportation fees for residue gas are based on a published industry index.

     A connection was established with Sun Pipeline at the Winnie facilities for the transportation or sale of the stabilized condensate. Enron Reserve Acquisition Corp. purchases 3,000 Bpd of condensate at a price based on a published industry index pursuant to a six-month contract expiring April 30, 2000.

     TransTexas and Duke Energy Field Services, Inc. entered into a contract to extract natural gas liquids from the high-Btu natural gas stream leaving the Winnie facilities. TransTexas can elect, at its discretion on a monthly basis, whether to process the natural gas to recover natural gas liquids. The Company's decision whether to process the natural gas is based on prevailing market prices.

     TransTexas entered into gas purchase agreements with Tejas Gas Marketing, LLC and PanEnergy Marketing Company, covering the sale by TransTexas of substantially all of its gas production from the Eagle Bay field. The agreements provide for deliveries in excess of 50,000 MMBtu per day of residue gas at a price based on a published industry index.

     For the year ended January 31, 2000, three purchasers accounted for a total of 55% of the consolidated natural gas, condensate and NGLs revenues of TransTexas. TransTexas believes that the loss of any single purchaser would not have a material adverse effect on TransTexas due to the availability of other purchasers for TransTexas' production at comparable prices.

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

EMPLOYEES

     As of January 31, 2000, TransTexas had approximately 200 employees. TransTexas may engage the services of independent geological, engineering, land and other consultants from time to time. None of TransTexas' employees are parties to a collective bargaining agreement.

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

ENVIRONMENTAL MATTERS

     See Note 14 of Notes to Consolidated Financial Statements for a discussion of environmental matters affecting TransTexas.

ITEM 2. PROPERTIES

ACREAGE AND PRODUCTIVE WELLS

     The following table sets forth TransTexas' total developed and undeveloped acreage and productive wells as of January 31, 2000:

                                                       DEVELOPED   UNDEVELOPED   PRODUCTIVE
                                                        ACREAGE      ACREAGE      WELLS(1)
                                                       ---------   -----------   ----------
Gross................................................   19,440       313,935        116
Net(2)...............................................   16,852       193,112        102

---------------

(1) Of the total productive wells, 108 gross (98 net) were gas wells and 8 gross (4 net) were oil wells. As of January 31, 2000, TransTexas had interests in 2 productive wells which had multiple completions.

(2) The number of net acres and net wells is the sum of the fractional working interests owned in gross acres and gross wells, respectively.

RESERVES

     As of February 1, 2000, TransTexas had total proved reserves of 95.6 Bcf of natural gas and 3,686 MBbls of condensate and oil. See Note 17 of Notes to Consolidated Financial Statements, which contains supplemental information regarding TransTexas' proved reserves. Proved reserves are the estimated quantities of natural gas, condensate and oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimation of reserves requires substantial judgment on the part of petroleum engineers, resulting in imprecise determinations, particularly with respect to recent discoveries. The accuracy of any reserve estimate depends on the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may result in revisions of the estimate. Accordingly, estimates of reserves are often materially different from the quantities of natural gas, condensate and oil that are ultimately recovered, and these estimates will change as future production and development information becomes available. The reserve data represent estimates only and should not be construed as being exact.

TITLE TO PROPERTIES/LIENS AND CLAIMS

     As is customary in the oil and gas industry, TransTexas performs only a preliminary title investigation before leasing undeveloped properties. Accordingly, working interest percentages and gross and net acreage amounts for undeveloped properties are preliminary. However, a title opinion is typically obtained before the commencement of drilling operations and any material defects in title are remedied prior to the time actual drilling of a well on the lease is commenced. TransTexas has not obtained title opinions on all of its properties. The Company is uncertain as to the impact that failure to obtain a title opinion has on its title to developed properties. TransTexas' properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes, liens of vendors and lenders and other burdens.

ITEM 3. LEGAL PROCEEDINGS

     On April 19, 1999 (the "Petition Date"), TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On April 20, 1999, TEC and TARC also filed voluntary petitions under Chapter 11. On May 20, 1999, the cases were transferred to the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division. The bankruptcy cases are being jointly administered under the caption "In re: TransTexas Gas Corporation, et al., Debtors," Case No. 99-21550-C-11. TransTexas filed a Plan of Reorganization with the Bankruptcy Court on July 16, 1999. A first amended Plan was filed on July 23, 1999 and a second amended Plan was filed on September 29, 1999. The Debtors filed a Joint Disclosure Statement with the Bankruptcy Court on August 13, 1999. A first amended Joint Disclosure Statement was filed with and approved by the Bankruptcy Court on September 29, 1999. The Company's Second Amended, Modified and Restated Plan of Reorganization dated January 25, 2000 was confirmed by the Bankruptcy Court on February 7, 2000. High River Partnership has appealed the confirmation order. The Company has filed a motion to dismiss High River's appeal on the grounds of mootness. The Effective Date of the Plan was March 17, 2000.

     TransTexas is a party to various claims and routine litigation arising in the normal course of its business. Any obligations of the Company in respect of such claims and litigation arising out of activities prior to the Petition Date will be discharged pursuant to the Plan. Recovery of these obligations, if any, will be limited to any collateral held by the claimant and/or such claimant's pro rata share of amounts available to pay general unsecured claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three months ended January 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to the Effective Date, prices for the common stock of TransTexas were quoted on Nasdaq's Over The Counter Bulletin Board ("OTCBB") under the symbol "TTGGQ." TransTexas' common stock traded on the New York Stock Exchange ("NYSE") under the symbol "TTG" from October 30, 1997 until trading was suspended on April 19, 1999 due to the Company's bankruptcy filing. The following table sets forth, on a per-share basis for the periods indicated, the high and low sales or bid prices, as the case may be, for TransTexas' common stock as reported by the OTCBB and NYSE.

                                                               HIGH       LOW
                                                              -------   -------
Fiscal year ended January 31, 2000:
  Fourth Quarter............................................  $ 1.500   $ 0.130
  Third Quarter.............................................    0.625     0.188
  Second Quarter*...........................................    0.563     0.250
  First Quarter*............................................    1.688     0.375
Fiscal year ended January 31, 1999:
  Fourth Quarter............................................  $ 4.688   $ 1.938
  Third Quarter.............................................    6.938     1.000
  Second Quarter............................................   12.625     7.000
  First Quarter.............................................   17.125    11.875

---------------

* Price information is not available from April 20, 1999 through May 12, 1999.

     On the Effective Date, the Company's then existing securities, including the common stock, were canceled, and the Company issued (i) $200 million principal amount of 15% Senior Secured Notes due 2005, (ii) 1,002,500 shares of Class A Common Stock; (iii) 247,500 shares of Class B Common Stock, (iv) 222,455,320 shares of Series A Senior Preferred Stock, (v) 20,716,080 shares of Series A Junior Preferred Stock, and (vi) warrants to purchase 625,000 shares of Class A Common Stock at an exercise price of $120 per share. These securities were issued in consideration of the discharge of claims of certain creditors against the Company pursuant to the Plan. The Company relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, included in Section 1145(a)(1) of the Bankruptcy Reform Act of 1978, as amended, Title 11, United States Code.

     On April 20, 2000, prices for the Class A Common Stock commenced quotation on the OTCBB under the symbol "TTXG." As of April 24, 2000, there were 112 record holders of the Class A Common Stock. The last sale price of the Class A Common Stock on April 24, 2000 was $3.75.

     TransTexas has not paid any cash dividends on its common stock since inception, except a dividend of approximately $33 million to TransAmerican from the proceeds of its initial public offering in March 1994. TransTexas' ability to pay dividends on its common stock is restricted by TransTexas' existing debt instruments and will depend on TransTexas' debt levels, earnings levels and book value and discounted value of certain tangible assets. The Company does not anticipate paying any dividends on its common stock in the foreseeable future.

     Pursuant to the terms of the Company's Preferred Stock, if either (i) more than 75 million shares of Senior Preferred Stock are outstanding at any time after March 15, 2006 or (ii) the Company fails to pay dividends on the Senior Preferred Stock on any two dividend payment dates, one-half of the Senior Preferred Stock and all of the Junior Preferred Stock would automatically convert into shares of Class A Common Stock. Such a conversion would result in very substantial dilution to the holders of the Class A Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data for the Company as of and for each of the periods presented. From April 19, 1999 through March 17, 2000, TransTexas operated under Chapter 11 of the United States Bankruptcy Code. The Company adopted fresh-start reporting as of January 31, 2000; therefore, the Company does not believe that the consolidated balance sheet data as of January 31, 2000 is comparable to that of previous years in certain material respects. The data for the years ended January 31, 2000, 1999, 1998 and 1997, the six months ended January 31, 1996 and the year ended July 31, 1995 are derived from the audited consolidated financial statements of the Company. The data for the six months ended January 31, 1995 is derived from unaudited consolidated financial statements of the Company. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements included elsewhere in this report.

                                                                     PREDECESSOR
                                    -----------------------------------------------------------------------------
                                                                                  SIX MONTHS ENDED
                                              YEAR ENDED JANUARY 31,                 JANUARY 31,       YEAR ENDED
                                    ------------------------------------------   -------------------    JULY 31,
                                      2000       1999        1998       1997       1996       1995        1995
                                    --------   ---------   --------   --------   --------   --------   ----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Gas, condensate and NGLs
  revenue.........................  $111,400   $  91,319   $164,538   $363,459   $124,663   $143,304    $275,627
Transportation revenues...........        --          --     12,055     34,423     15,892     19,161      36,787
Gain (loss) on the sale of
  assets..........................      (438)     61,247    543,365      7,865        474         --          --
Other revenues....................     2,770       4,200      3,313        600        127         52         285
                                    --------   ---------   --------   --------   --------   --------    --------
                                     113,732     156,766    723,271    406,347    141,156    162,517     312,699
Operating costs and expenses......    28,437      29,482     62,356    137,019     45,629     50,893      99,310
Depreciation, depletion, and
  amortization....................    75,044      86,137     82,659    132,453     60,894     70,345     129,964
General and administrative
  expenses........................    19,883      21,938     48,156     45,596     13,685     12,595      31,935
Litigation settlements............        --          --         --    (96,000)   (18,300)        --          --
Loss on asset impairment..........        --     425,966         --         --         --         --          --
                                    --------   ---------   --------   --------   --------   --------    --------
  Operating income (loss).........    (9,632)   (406,757)   530,100    187,279     39,248     28,684      51,490
Net interest expense(1)...........    38,054      78,716     68,187     91,463     40,436     29,059      65,797
Reorganization items..............   (50,511)         --         --         --         --         --          --
Income taxes and other............    10,000     (38,882)   161,669     12,491       (416)      (131)     (2,415)
Extraordinary loss, net of
  taxes...........................  (436,490)      1,142     72,043         --         --         --      56,637
                                    --------   ---------   --------   --------   --------   --------    --------
  Net income (loss)...............  $429,315   $(447,733)  $228,201   $ 83,325   $   (772)  $   (244)   $(68,529)
                                    ========   =========   ========   ========   ========   ========    ========
Net income (loss) per share:
Income (loss) before extraordinary
  item............................  $  (0.13)  $   (7.76)  $   4.49   $   1.13   $  (0.01)  $     --    $  (0.16)
  Extraordinary item..............      7.59        (.02)     (1.08)        --         --         --       (0.77)
                                    --------   ---------   --------   --------   --------   --------    --------
  Net income (loss)...............  $   7.46   $   (7.78)  $   3.41   $   1.13   $  (0.01)  $     --    $  (0.93)
                                    ========   =========   ========   ========   ========   ========    ========
Dividends declared per common
  share(2)........................        --          --         --         --         --         --          --

                                                 SUCCESSOR                    PREDECESSOR
                                                 ---------   ---------------------------------------------
                                                                        JANUARY 31,
                                                 ---------------------------------------------------------
                                                   2000        1999        1998        1997        1996
                                                 ---------   ---------   --------   ----------   ---------
BALANCE SHEET DATA:
Working capital (deficit)(3)...................  $  8,900    $  27,072   $(22,122)  $   71,586   $  43,602
Net property and equipment.....................   327,087      292,143    701,598      846,393     715,340
Total assets...................................   369,254      345,367    816,635    1,053,152     938,827
Liabilities subject to compromise..............        --      718,139         --           --          --
Total debt(4)..................................   251,570       56,260    630,103      941,922     824,241
Stockholders' equity (deficit).................        --     (430,015)    24,637     (150,795)   (154,440)

---------------

(1) Interest expense for the year ended January 31, 2000 excludes $55.5 million in interest stayed as a result of the bankruptcy filing.

(2) TransTexas' existing debt instruments contain certain restrictions with respect to the payment of dividends on TransTexas' common stock.

(3) Working capital as of January 31, 1997 and 1996 includes $46.0 million of cash restricted for the payment of interest.

(4) Excludes long-term debt included in liabilities subject to compromise of $583.1 million as of January 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with TransTexas' Consolidated Financial Statements and Notes thereto included under Item 8 of this report.

RESULTS OF OPERATIONS

     TransTexas' results of operations are dependent upon natural gas and condensate production volumes and unit prices from sales of natural gas, condensate and NGLs. The profitability of TransTexas also depends on its ability to minimize finding and lifting costs and maintain its reserve base while maximizing production. See "Liquidity."

     From April 19, 1999 through March 17, 2000, the Company operated as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. Effective January 31, 2000, the Company adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7. Pursuant to fresh-start reporting, a new reporting entity is created. The new reporting entity's assets are recorded at the reorganization value based on the confirmed Plan of Reorganization, and post petition liabilities are recorded at the present value of amounts to be paid. The Company's reorganization value was estimated by management to be approximately $369 million based primarily on an analysis of discounted cash flows. The value of liabilities postpetition was estimated to be $369 million. The present value of liabilities has been adjusted for imputed interest at a rate of 15% for the period from February 1, 2000 to the Effective Date of the Plan. The imputed interest will be charged to interest expense during the first quarter of fiscal 2001.

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

     TransTexas' operating data for the years ended January 31, 2000, 1999 and 1998, are as follows:

                                                              YEAR ENDED JANUARY 31,
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------   ------   ------
Sales volumes:
  Gas (Bcf)(1).............................................    27.8     35.6     72.4
  NGLs (MMgals)............................................    44.0      8.4     62.4
  Condensate and oil (MBbls)...............................   1,827    1,120      619
Average prices:
  Gas (dry) (per Mcf)(2)...................................  $ 2.32   $ 2.10   $ 2.09
  NGLs (per gallon)........................................     .32      .21      .29
  Condensate and oil (per Bbl).............................   19.88    11.91    19.20
Number of gross wells drilled..............................      14       38      107
Percentage of wells completed..............................      43%      61%      56%

---------------

(1) Sales volumes for the year ended January 31, 1998 include 7.3 Bcf delivered pursuant to volumetric production payments.

(2) Average prices for the year ended January 31, 1998 include amounts delivered pursuant to volumetric production payments. The average gas price for TransTexas' undedicated production for this period was $2.10 per Mcf.

     TransTexas uses the full-cost method of accounting for exploration and development costs. Under the full-cost method, the cost for successful, as well as unsuccessful, exploration and development activities is capitalized and amortized on a unit-of-production basis over the life of the remaining proved reserves. Net capitalized costs of gas and oil properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated unescalated future net revenues from proved reserves; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. For the year ended January 31, 1999, TransTexas recorded pre-tax impairments of its gas and oil properties aggregating $426 million primarily as a result of the limitations on net capitalized costs of gas and oil properties. Due to higher gas and oil prices realized by the Company subsequent to January 31, 1999, the impairment was less than would have been recorded using January 31, 1999 prices.

     A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                                    PREDECESSOR
                                                              ------------------------
                                                               YEAR ENDED JANUARY 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Operating costs and expenses:
  Lease.....................................................  $ 9.4    $10.4    $15.2
  Pipeline and gathering....................................    9.2      8.7     32.6
  Other.....................................................     --      3.3      3.1
                                                              -----    -----    -----
                                                               18.6     22.4     50.9
Taxes other than income taxes(1)............................    9.8      7.1     11.4
                                                              -----    -----    -----
                                                              $28.4    $29.5    $62.3
                                                              =====    =====    =====

---------------

(1) Taxes other than income taxes include severance, property and other taxes.

     TransTexas' average depletion rates have been as follows:

                                                                    PREDECESSOR
                                                              ------------------------
                                                               YEAR ENDED JANUARY 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Depletion rates (per Mcfe)..................................  $1.89    $1.96    $1.11
                                                              =====    =====    =====

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In July 1999, the FASB issued SFAS 137, "Deferral of the Effective Date of FASB Statement No 133," which delays the effective date for one year, to fiscal years beginning after June 15, 2000. TransTexas is evaluating the impact of the provisions of SFAS 133.

YEAR ENDED JANUARY 31, 2000, COMPARED WITH THE YEAR ENDED JANUARY 31, 1999

     Gas, condensate and NGL revenues for the year ended January 31, 2000 increased by $20.1 million from the prior period due primarily to increases in condensate and NGL sales volumes and higher prices for all products offset in part by a decrease in natural gas sales volumes. The average monthly prices received per Mcf of gas ranged from $1.74 to $2.90 in the year ended January 31, 2000, compared to a range of $1.90 to $2.36 in the prior period. Other revenues decreased by $1.4 million for the year ended January 31, 2000 due to the sale of certain drilling services division assets in the prior period. For the year ended January 31, 1999, TransTexas recognized a pretax gain of $63.6 million from the sale of certain drilling services division assets and a pretax loss of $2.4 million due to postclosing adjustments to the Lobo Sale purchase price.

     Lease operating expenses for the year ended January 31, 2000 decreased $1.0 million from the prior period due primarily to decreases in maintenance costs. Pipeline and gathering expenses increased $0.5 million primarily due to operations at Galveston Bay Processing's natural gas treating facility at Winnie, Texas. Other expenses for the year ended January 31, 2000 decreased $3.3 million due to the sale of certain drilling assets in the prior period. Depreciation, depletion and amortization expense for the year ended January 31, 2000 decreased $11.1 million due to a decrease in natural gas volumes and a $0.07 decrease in the depletion rate. General and administrative expenses decreased by $1.8 million primarily as a result of a decrease in personnel and related costs. Taxes other than income taxes increased by $2.7 million over the prior period due primarily to increases in property taxes. The impairment loss of $426.0 million for the year ended January 31, 1999 related to a write-down of $420.5 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling and a $5.5 million write-down of an underutilized pipeline system that was exchanged as part of a settlement of certain natural gas delivery commitments.

     Interest income for the year ended January 31, 2000 decreased by $0.7 million as compared to the prior period due to lower cash balances available for investment. Interest expense decreased $41.4 million primarily as a result of discontinuing interest accruals on prepetition unsecured debt obligations. Reorganization items of $8.3 million for the year ended January 31, 2000 included legal and other professional fees and expenses directly related to TransTexas' Chapter 11 proceedings and an adjustment to record assets at reorganization value. The extraordinary item for the year ended January 31, 2000 represents the discharge of certain liabilities subject to compromise pursuant to the Plan.

     Based on the reorganization value of the Company, the fair value of the Preferred Stock and Common Stock was estimated to be zero. The Senior Preferred Stock and Junior Preferred Stock are mandatorily redeemable in 2006 and 2010, respectively. As a result, the Company will accrete, in the form of a non-cash dividend deducted from net income available to common stockholders and charged to retained earnings, an amount equal to the combined redemption amount totaling $243.2 million (initial liquidation value) over the period prior to redemption. In addition, earnings available to common stockholders will be reduced by dividends paid on the Preferred Stock.

YEAR ENDED JANUARY 31, 1999, COMPARED WITH THE YEAR ENDED JANUARY 31, 1998

     Gas, condensate and NGL revenues for the year ended January 31, 1999 decreased by $73.2 million from the prior year, due primarily to decreases in gas and NGLs sales volumes attributable to the divestiture of producing properties as a result of the Lobo Sale and normal production declines on other properties. These declines were partially offset by increased production from Eagle Bay. The average monthly prices received per Mcf of gas ranged from $1.90 to $2.36 in the year ended January 31, 1999, compared to a range of $1.49 to $3.01 in the prior year. As of January 31, 1999, TransTexas had a total of 127 producing wells compared to 157 producing wells at January 31, 1998. Transportation revenues decreased $12.1 million over the prior year due primarily to the divestiture of the pipeline system in connection with the Lobo Sale. Other revenues decreased by $0.4 million for the year ended January 31, 1999 due to a decrease in services provided to third parties prior to the sale of the drilling services division. TransTexas' net gain on the sale of assets includes a pre-tax gain of $63.6 million for the sale of certain drilling services division assets and a pre-tax loss of $2.4 million due to post-closing adjustments to the Lobo Sale purchase price.

     Lease operating expenses for the year ended January 31, 1999 decreased by $4.8 million from the prior year due primarily to the Lobo Sale offset by increased operating expenses for the Eagle Bay field. Pipeline and gathering expenses decreased by $9.4 million from the prior year due primarily to the divestiture of the pipeline system. NGL costs decreased by $14.5 million from the prior year due to the Lobo Sale and the resulting decrease in the volumes of natural gas processed. Other expenses for the year ended January 31, 1999 increased $0.2 million primarily due to increased costs related to providing services to the new operator of the Lobo Trend properties prior to divestiture of the Company's drilling services assets. Depreciation, depletion and amortization expense for the year ended January 31, 1999 increased $3.5 million due to a $0.85 per Mcfe increase in the depletion rate due to higher acquisition cost of properties and increased drilling and development costs, partially offset by the Lobo Sale and the resulting decrease in TransTexas' undedicated natural gas production. General and administrative expenses decreased by $26.3 million primarily as a result of a decrease in litigation expense. Taxes other than income taxes decreased by $4.3 million over the prior year due primarily to decreases in ad valorem, severance and excise taxes as a result of the decrease in the number of producing wells, partially offset by an increase in franchise taxes. The impairment loss of $426.0 million for the year ended January 31, 1999 relates to an aggregate write-down of $420.5 million of TransTexas' net capitalized costs of gas and oil properties as a result of the limitation on net capitalized costs of gas and oil properties and a $5.5 million write-down of an underutilized pipeline system.

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

LIQUIDITY AND CAPITAL RESOURCES

     On April 19, 1999, TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As a result of the Chapter 11 filing, the Company was prohibited from paying, and creditors were prohibited from attempting to collect, claims or debts arising prior to the bankruptcy. The United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division confirmed the Company's Second Amended, Modified and Restated Plan of Reorganization dated January 25, 2000 (the "Plan") on February 7, 2000. The Effective Date of the Plan is March 17, 2000. In connection with the Effective Date of the Plan, the Company

          (1) paid approximately $2.6 million in cash to settle certain accounts payable and royalty claims;

          (2) agreed to pay approximately $28.3 million to settle certain accounts payable, severance, property and franchise taxes. The $28.3 million is payable in quarterly installments generally over a five year period with stated interest ranging from 8% to 10%. The Company agreed to pay approximately $8.0 million of this amount in fiscal 2001.

          (3) paid approximately $21.9 million in cash, issued $200 million principal amount of 15% Senior Secured Notes due 2005 (the "Notes"), 222,455,320 shares of Series A Senior Preferred Stock, 20,716,080 shares of Series A Junior Preferred Stock, 1,002,500 shares of Class A Common Stock, 247,500 shares of Class B Common Stock and 625,000 warrants to purchase Class A Common Stock to settle the TransTexas Senior Secured Notes Claims. A portion of this distribution was reallocated pursuant to the Plan as follows:

             (a) $20 million in cash and five million shares of Senior Preferred Stock to settle on a pro rata basis all general prepetition unsecured claims;

             (b) $1.8 million in cash, 2,455,320 shares of Senior Preferred Stock and all of the Junior Preferred Stock to the holders of TransTexas 13 3/4% Senior Subordinated Notes;

             (c) 52,500 shares of Class A Common Stock and warrants exercisable to purchase 109,375 shares of Class A Common Stock at a price of $120 per share to the holders of the old TransTexas common stock who are not Affiliates of the Debtor (as defined in the Plan); and

             (d) all of the Class B Common Stock and warrants exercisable to purchase 515,625 shares of Class A Common Stock at an exercise price of $120 per share to John R. Stanley.

          (4) issued $6.7 million in secured notes in exchange for old secured notes and related accrued interest; and

          (5) canceled all of the old TransTexas common stock and 13 3/4% Senior Subordinated Notes.

     On the Effective Date, the Company, as Borrower, and Galveston Bay Processing Corporation and Galveston Bay Pipeline Company, as Guarantors, entered into an Oil and Gas Revolving Credit and Term Loan Agreement, dated as of March 15, 2000 (the "Oil and Gas Facility") with GMAC Commercial Credit LLC ("GMACC"), as a Lender and as Agent. The Oil and Gas Facility consists of a term loan (the "Term Loan") in the amount of $22.5 million and a revolving facility (the "Revolving Loan") in a maximum amount of $30 million (all of which was funded on the Effective Date). The Term Loan bears interest at a rate of 14% per annum and the Revolving Loan bears interest at a rate of 13 1/2% per annum. Interest on the Term Loan and the Revolving Loan is payable monthly in arrears. Principal amortization of the Term Loan is due in 20 quarterly installments of $56,250 each, with the balance due March 14, 2005. The principal amount of the Revolving Loan is due on March 14, 2005; however the Company may, and in certain circumstances must, make prepayments of such amount. If, subsequent to such prepayments, the Company demonstrates sufficient collateral value meeting the requirements of the Oil and Gas Facility provisions, the Company may be entitled to borrow additional advances under the Revolving Loan. The Oil and Gas Facility is secured by substantially all of the assets of the Company. The security interest in accounts receivable and inventory securing the Oil and Gas Facility is subordinated to the security interest of GMACC under the Accounts Receivable Facility.

     On the Effective Date, the Company, as Issuer, Galveston Bay Pipeline Company and Galveston Bay Processing Corporation, as Guarantors, and Firstar Bank, N.A., as Trustee, entered into an Indenture dated as of March 15, 2000, pursuant to which the Company issued the Notes. Interest on the Notes is due semi-annually on March 15 and September 15. The Notes are secured by substantially all of the assets of the Company other than accounts receivable and inventory. The Indenture contains certain covenants that restrict the Company's ability to incur indebtedness, engage in related party transactions, dispose of assets or engage in sale/leaseback transactions, issue dividends on common stock, change its line of business, consolidate or merge with or into another entity or convey, transfer or lease all or substantially all of its assets, and suffer a change of control. The security interest in favor of the Trustee is subordinated to the security interest in favor of the agent under the Oil and Gas Facility.

     On the Effective Date, the Company and GMACC entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $15 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. As of April 28, 2000, $0.5 million was available for lending. Advances under the facility bear interest at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1%, payable monthly in arrears. The outstanding principal balance under the Accounts Receivable Facility will be due on March 14, 2005.

     As of the Effective Date, the Company has outstanding 222,455,320 shares of Series A Senior Preferred Stock (the "Senior Preferred Stock") with a liquidation preference of $1.00 per share plus accrued and unpaid dividends. The terms of the Senior Preferred Stock include a cumulative dividend preference, payable quarterly out of funds legally available therefor, if any. During the first two years following the Effective Date, the Company will be required to pay cash dividends at a rate of $0.10 per share per annum, or, at its option, in-kind dividends of additional shares of Senior Preferred Stock at a rate of $0.20 per share per annum. The Senior Preferred Stock is mandatorily redeemable on March 15, 2006 at a rate of $1.00 per share plus accrued and unpaid dividends. One-half of the then-outstanding shares of Senior Preferred Stock is mandatorily convertible into shares of Class A Common Stock at the rate of
0.3461 shares of Class A Common Stock per $1.00 of liquidation preference if either (i) more than 75 million shares of Senior Preferred Stock remain outstanding after March 15, 2006 or (ii) the Company fails to pay dividends on the Senior Preferred Stock on any two dividend payment dates. The Certificate of Designation for the Senior Preferred Stock includes restrictive covenants comparable to those included in the Indenture.

     As of the Effective Date, the Company had outstanding 20,716,080 shares of Series A Junior Preferred Stock (the "Junior Preferred Stock") with a liquidation preference of $1.00 per share plus accrued and unpaid dividends. The terms of the Junior Preferred Stock include a cumulative dividend preference, payable quarterly out of funds legally available therefor, if any. During the first six years following the Effective Date, the Company will be required to pay in-kind dividends of additional shares of Junior Preferred Stock at a rate of $0.10 per share per annum. Thereafter, dividends will be payable both in cash at a rate of $0.10 per share per annum and in kind at a rate of $0.10 per share per annum. The Junior Preferred Stock is mandatorily redeemable on March 15, 2010 at a rate of $1.00 per share plus accrued and unpaid dividends. Each share of Junior Preferred Stock is mandatorily convertible into shares of Class A Common Stock at the rate of 0.1168 shares of Class A Common Stock per $1.00 of liquidation preference if either (i) more than 75 million shares of Senior Preferred Stock remain outstanding after March 15, 2006 or (ii) the Company fails to pay dividends on the Senior Preferred Stock on any two dividend payment dates. The Certificate of Designation for the Junior Preferred Stock includes restrictive covenants comparable to those included in the Indenture. Such covenants will become effective when all of the Notes (and any refinancings thereof) have been repaid and all of the Senior Preferred Stock has been redeemed.

     There can be no assurance that the Company will have sufficient funds or funds legally available for the payment of either cash or in kind dividends.

     In February and September 1998, TransTexas entered into two production payment agreements with an unaffiliated third party pursuant to which the Company conveyed certain properties (the "Original Subject Interests") in the form of a term overriding royalty interest. As of January 31, 2000, the outstanding balance of these production payments was $35.1 million.

     In March 2000, the Original Subject Interests were reconveyed to TransTexas and a new production payment drilling program agreement was entered into between TransTexas and two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties including the Original Subject Interests (collectively, the "New Subject Interests"). The Company has the right to offer additional properties ("Offered Wells") to the production payment parties at a negotiated purchase price, up to an aggregate maximum for all such wells, of up to $52 million. Upon acceptance of the Offered Wells, one of the third parties would be committed to pay to the Company either the drilling costs of the Offered Wells or, at the third party's discretion, a higher, mutually agreed upon amount. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. The Oil and Gas Facility places certain restrictions on the amount that may be outstanding under the production payment. As of March 15, 2000, the primary sum outstanding under the production payment was $35 million.

     In connection with the new production payment, the Company entered into various marketing and processing agreements with one of the third parties. Pursuant to these agreements, the Company will pay a nominal marketing fee with respect to the Company's production associated with the New Subject Interests. In addition, the third party will pay a fee for certain processing services to be provided by Galveston Bay Processing. See Item 7A for information about certain hedging provisions in the new production payment agreements.

     After the Effective Date, TransTexas remains highly leveraged and will have significant cash requirements for debt service and significant charges for Preferred Stock dividends to net income available for common stockholders.

     In order to maintain or increase proved oil and gas reserves, TransTexas is required to make substantial capital expenditures for the exploration and development of natural gas and oil reserves in the normal course of business. For the fiscal year ended January 31, 2000, total capital expenditures incurred were $54 million, including $6 million for lease acquisitions, $42 million for drilling and development and $6 million for gas gathering, other equipment and seismic acquisitions. Capital expenditures for fiscal 2001 are estimated to be approximately $66 million which amount is in excess of anticipated cash flows from operating activities. Management's plans are to fund its 2001 debt service requirements and planned capital expenditures with cash flows from existing producing properties and certain identified relatively low risk exploratory prospects to be drilled and completed during fiscal 2001. Expected reserves from these prospects will be used to obtain additional production payment financing which, together with excess cash flow from these prospects, is necessary to continue to fund debt service and capital expenditure requirements. Should these prospects not be productive or should prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of TransTexas' debt documents and Senior Preferred Stock.

  Potential Tax Liability

     Based upon independent legal advice, including an opinion from a nationally recognized law firm, TransTexas did not report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that TransTexas' position will be sustained if challenged by the Internal Revenue Service (the "IRS"). Prior to the bankruptcy, TransTexas was part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which included TNGC Holdings Corporation, the sole stockholder of TransAmerican ("TNGC"), TransAmerican, TEC, TransTexas and TARC. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $270 million (assuming the use of none of the available tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 9%) on the tax and penalties (if any). Assuming the use of available tax attributes of the TNGC Consolidated Group, primarily the carryback of net operating loss carryovers ("NOLs"), this estimated tax would be reduced to approximately $10 million (with the NOL carrybacks reducing interest as of the end of the tax year in which the carryback arose and not reducing penalties). In this event, a substantial portion of TransTexas' NOLs would be utilized and thus not available to TransTexas after the bankruptcy. Pursuant to the tax allocation agreement among the members of the TNGC Consolidated Group, TransAmerican is obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to make any such payment and the other members of the TNGC Consolidated Group, including TransTexas as a former member, may be required to pay the tax, penalties and interest. There can be no assurance that TransTexas could pay this contingency.

     Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provision (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended (the "Tax Code"), and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the IRS regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that any such challenge would not be upheld. Under the Tax Allocation Agreement, TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican.

     As a former member of the TNGC Consolidated Group, TransTexas will be severally liable for any tax liability resulting from any transaction of the TNGC Consolidated Group that occurred during any taxable year of the TNGC Consolidated Group during which TransTexas was a member, including the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and July 31, 1995. The Company has not been advised by the IRS as to whether any tax deficiencies will be proposed by the IRS as a result of its review.

     TransTexas expects that a significant portion of its NOLs will be eliminated and the use of those NOLs that are not eliminated will be severely restricted as a consequence of the Plan. In addition, certain other tax attributes of TransTexas may under certain circumstances be eliminated or reduced as a consequence of the Plan. The elimination or reduction of NOLs and such other tax attributes may substantially increase the amount of tax payable by TransTexas following the consummation of the Plan as compared with the amount of tax payable had no such attribute reduction or restriction been required.

  Inflation and Changes in Prices

     TransTexas' results of operations and the value of its gas properties are highly dependent upon the prices TransTexas receives for its natural gas, condensate and oil. Substantially all of TransTexas' sales of natural gas, condensate and oil are made pursuant to long-term contracts at market prices. Accordingly, the prices received by TransTexas for its natural gas production are dependent upon numerous factors beyond the control of TransTexas, including the level of consumer product demand, the North American supply of natural gas, government regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment. Demand for natural gas is seasonal, with demand typically higher during the summer and winter, and lower during the spring and fall, with concomitant changes in price. As a result of high demand for drilling services in 1998 and 1999, TransTexas experienced increases in the cost of oilfield services and equipment used in exploration and development drilling, and to a lesser extent well completion and production costs.

     Any significant decline in current prices for natural gas could have a material adverse effect on TransTexas' financial condition, results of operations and quantities of reserves recoverable on an economic basis. Based on an assumed average net daily production level of approximately 97 MMcfd, TransTexas estimates that a $0.10 per MMBtu change in average gas prices received would change annual operating income by approximately $3.6 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from adverse changes in prices for natural gas, condensate and oil and interest rates as discussed below.

     The Company's revenues, profitability, access to capital and future rate of growth are substantially dependent upon the prevailing prices of natural gas, condensate and oil. These prices are subject to wide fluctuations in response to relatively minor changes in supply and demand and a variety of additional factors beyond the Company's control. From time to time, the Company has utilized hedging transactions with respect to a portion of its gas and oil production to achieve a more predictable cash flow, as well as to reduce exposure to price fluctuations. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. Because gains or losses associated with hedging transactions are included in gas and oil revenues when the hedged volumes are delivered, such gains and losses are generally offset by similar changes in the realized prices of commodities. The Company had no open hedging transactions at January 31, 2000.

     Pursuant to the terms of the Company's production payment agreement entered into in March 2000, the production payment purchasers entered into the following hedge arrangements with respect to a portion of the natural gas and condensate production associated therewith and which effectively hedge a portion of the Company's production:

                                                                        CONTRACT PRICE
                                                                        ---------------
                                                                            COLLAR
                                                          VOLUMES IN    ---------------
PERIOD                                                    MMBTUS/BBLS   FLOOR   CEILING
------                                                    -----------   -----   -------
Natural Gas:
  April 2000 -- October 2000............................   3,745,000    $2.10    $3.40
  November 2000 -- March 2001...........................   1,887,500     2.35     3.95
Condensate:
  April 2000 -- September 2000..........................     228,750    18.50    32.50
  October 2000 -- March 2001............................     182,000    18.50    29.95

Under these contracts, the counterparty is required to make payment to the production payment purchaser if the settlement price for the period is below the floor, and the production payment purchaser is required to make payment to the counterparty if the settlement price for any period is above the ceiling price.

     Because substantially all of its long-term obligations at January 31, 2000 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility are subject to a rate of interest that fluctuates based on short-term interest rates ($4.2 million outstanding at January 31, 2000). The Company had no open interest rate hedge positions at January 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   20
Financial Statements:
  Consolidated Balance Sheet................................   21
  Consolidated Statement of Operations......................   22
  Consolidated Statement of Stockholders' Equity
     (Deficit)..............................................   23
  Consolidated Statement of Cash Flows......................   24
  Notes to Consolidated Financial Statements................   25

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of TransTexas Gas Corporation:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of TransTexas Gas Corporation (successor) at January 31, 2000 and TransTexas Gas Corporation (predecessor) at January 31, 1999 (successor and predecessor are collectively referred to as the "Company"), and the results of the predecessor's operations and its cash flows for each of the three years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 2 to the consolidated financial statements, on April 19, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. The Company's Plan of Reorganization, as amended, became effective on March 17, 2000 and the Company emerged from Chapter 11. In connection with its emergence from Chapter 11, the Company adopted fresh-start reporting as of January 31, 2000.

PricewaterhouseCoopers LLP

Houston, Texas
May 1, 2000

                           TRANSTEXAS GAS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                              SUCCESSOR   PREDECESSOR
                                                              ---------   -----------
                                                                    JANUARY 31,
                                                              -----------------------
                                                                2000         1999
                                                              ---------   -----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 18,288    $    3,775
  Accounts receivable.......................................    19,592        16,091
  Receivable from affiliates................................     1,107         1,286
  Inventories...............................................     1,741         3,210
  Other current assets......................................       926         3,693
                                                              --------    ----------
          Total current assets..............................    41,654        28,055
                                                              --------    ----------
Property and equipment......................................   327,087     1,459,630
Less accumulated depreciation, depletion and amortization...        --     1,167,487
                                                              --------    ----------
  Net property and equipment -- based on the full cost
     method of accounting for gas and oil properties of
     which $90,000 and $20,477 are excluded from
     amortization at January 31, 2000 and 1999,
     respectively...........................................   327,087       292,143
                                                              --------    ----------
Other assets, net...........................................       513        25,169
                                                              --------    ----------
                                                              $369,254    $  345,367
                                                              ========    ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt......................  $  6,934    $       --
  Accounts payable..........................................    15,759            --
  Accrued liabilities.......................................    10,061           983
                                                              --------    ----------
          Total current liabilities.........................    32,754           983
                                                              --------    ----------
Production payments, less current portion...................    32,460        56,260
Long-term debt, less current maturities.....................    48,290            --
Note payable to affiliate...................................   196,346            --
Deferred income taxes.......................................    10,000            --
Other liabilities...........................................    49,404            --
Liabilities subject to compromise...........................        --       718,139
Commitments and contingencies (Note 14).....................        --            --
Stockholders' equity (deficit) (Note 2):
  Common stock, $0.01 par value, 100,000,000 shares
     authorized, 57,515,566 shares issued and outstanding at
     January 31, 2000 and 1999, respectively................       740           740
  Additional paid-in capital................................      (740)       19,915
  Accumulated deficit.......................................        --      (188,265)
                                                              --------    ----------
                                                                    --      (167,610)
  Treasury stock, at cost, 16,484,434 shares................        --      (262,405)
                                                              --------    ----------
          Total stockholders' equity (deficit)..............        --      (430,015)
                                                              --------    ----------
                                                              $369,254    $  345,367
                                                              ========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                      PREDECESSOR
                                                        ---------------------------------------
                                                                YEAR ENDED JANUARY 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Revenues:
  Gas, condensate and natural gas liquids.............  $   111,400   $    91,319   $   164,538
  Transportation......................................           --            --        12,055
  Gain (loss) on the sale of assets...................         (438)       61,247       543,365
  Other...............................................        2,770         4,200         3,313
                                                        -----------   -----------   -----------
          Total revenues..............................      113,732       156,766       723,271
                                                        -----------   -----------   -----------
Costs and expenses:
  Operating...........................................       18,649        22,352        50,957
  Depreciation, depletion and amortization............       75,044        86,137        82,659
  General and administrative..........................       19,883        21,938        48,156
  Taxes other than income taxes.......................        9,788         7,130        11,399
  Impairment of gas and oil properties................           --       425,966            --
                                                        -----------   -----------   -----------
          Total costs and expenses....................      123,364       563,523       193,171
                                                        -----------   -----------   -----------
  Operating income (loss).............................       (9,632)     (406,757)      530,100
                                                        -----------   -----------   -----------
Other income (expense):
  Interest income.....................................          472         1,205        12,393
  Interest expense, net...............................      (38,526)      (79,921)      (80,580)
                                                        -----------   -----------   -----------
          Total other income (expense)................      (38,054)      (78,716)      (68,187)
                                                        -----------   -----------   -----------
          Income (loss) before reorganization items,
            income taxes and extraordinary item.......      (47,686)     (485,473)      461,913
Reorganization items:
  Legal and professional fees.........................       (8,325)           --            --
  Revaluation of assets to fair market value..........       58,836            --            --
                                                        -----------   -----------   -----------
          Total reorganization items..................       50,511            --            --
                                                        -----------   -----------   -----------
Income tax expense (benefit)..........................       10,000       (38,882)      161,669
                                                        -----------   -----------   -----------
          Income (loss) before extraordinary item.....       (7,175)     (446,591)      300,244
Extraordinary item -- gain (loss) on early
  extinguishment of debt, net of tax..................      436,490        (1,142)      (72,043)
                                                        -----------   -----------   -----------
          Net income (loss)...........................  $   429,315   $  (447,733)  $   228,201
                                                        ===========   ===========   ===========
Basic and diluted net income (loss) per share:
  Income (loss) before extraordinary item.............  $     (0.13)  $     (7.76)  $      4.49
  Extraordinary item..................................         7.59         (0.02)        (1.08)
                                                        -----------   -----------   -----------
                                                        $      7.46   $     (7.78)  $      3.41
                                                        ===========   ===========   ===========
Weighted average number of shares outstanding for
  basic and diluted net income (loss) per share.......   57,515,566    57,515,566    66,905,903
                                                        ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                        RETAINED
                                               COMMON STOCK          ADDITIONAL         EARNINGS
                                           --------------------    PAID-IN CAPITAL    (ACCUMULATED   TREASURY      ADVANCES
                                             SHARES      AMOUNT   (CAPITAL DEFICIT)     DEFICIT)       STOCK     TO AFFILIATES
                                           -----------   ------   -----------------   ------------   ---------   -------------
PREDECESSOR:
Balance at January 31, 1997..............   74,000,000   $ 740        $(123,524)       $  31,267     $      --     $(59,278)
  Purchase of treasury stock, at cost,
    16,484,434 shares....................           --      --               --               --      (262,405)          --
  Advance to affiliate...................           --      --          (13,304)              --            --           --
  Contribution from affiliate............           --      --           21,513               --            --           --
  Assumption of tax liability by
    TransAmerican........................           --      --          129,549               --            --           --
  Contribution of debt issue costs by
    TEC..................................           --      --           12,600               --            --
  Collection of advances to affiliates...           --      --               --               --            --       59,278
  Net income.............................           --      --               --          228,201            --           --
                                           -----------   -----        ---------        ---------     ---------     --------
Balance at January 31, 1998..............   74,000,000     740           26,834          259,468      (262,405)          --
  Advance to affiliate...................           --      --           (6,919)              --            --           --
  Net loss...............................           --      --               --         (447,733)           --           --
                                           -----------   -----        ---------        ---------     ---------     --------
Balance at January 31, 1999..............   74,000,000     740           19,915         (188,265)     (262,405)          --
  Contribution from TEC..................           --      --              700               --            --           --
  Adoption of fresh-start reporting......                               (21,355)        (241,050)      262,405           --
  Net income.............................           --      --               --          429,315            --           --

SUCCESSOR:
                                           -----------   -----        ---------        ---------     ---------     --------
Balance at January 31, 2000..............    1,250,000   $ 740        $    (740)       $      --     $      --     $     --
                                           ===========   =====        =========        =========     =========     ========


                                                TOTAL
                                            STOCKHOLDERS'
                                           EQUITY (DEFICIT)
                                           ----------------
PREDECESSOR:
Balance at January 31, 1997..............     $(150,795)
  Purchase of treasury stock, at cost,
    16,484,434 shares....................      (262,405)
  Advance to affiliate...................       (13,304)
  Contribution from affiliate............        21,513
  Assumption of tax liability by
    TransAmerican........................       129,549
  Contribution of debt issue costs by
    TEC..................................        12,600
  Collection of advances to affiliates...        59,278
  Net income.............................       228,201
                                              ---------
Balance at January 31, 1998..............        24,637
  Advance to affiliate...................        (6,919)
  Net loss...............................      (447,733)
                                              ---------
Balance at January 31, 1999..............      (430,015)
  Contribution from TEC..................           700
  Adoption of fresh-start reporting......            --
  Net income.............................       429,315
SUCCESSOR:
                                              ---------
Balance at January 31, 2000..............     $      --
                                              =========

   The accompanying notes are an integral part of the consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                         PREDECESSOR
                                                              ----------------------------------
                                                                    YEAR ENDED JANUARY 31,
                                                              ----------------------------------
                                                                2000        1999         1998
                                                              ---------   ---------   ----------
Operating activities:
  Net income (loss).........................................  $ 429,315   $(447,733)  $  228,201
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
    Reorganization adjustments:
      Extraordinary item....................................   (436,490)      1,142       72,043
      Revaluation of assets.................................    (58,836)         --           --
    Depreciation, depletion and amortization................     75,044      86,137       82,659
    Impairment of gas and oil properties....................         --     425,966           --
    Amortization of debt issue costs........................      1,641       5,730        2,030
    Accretion on subordinated notes.........................         --          --        4,941
    (Gain) loss on the sale of assets.......................        438     (61,247)    (543,365)
    Deferred income taxes...................................     10,000     (38,882)     161,670
    Repayment of volumetric production payments.............         --          --      (45,134)
    Amortization of deferred revenue........................         --          --       (9,420)
    Changes in assets and liabilities:
      Accounts receivable...................................     (3,501)        965       61,604
      Receivable from affiliates............................        179      (1,286)       3,248
      Inventories...........................................      1,469      13,227       (3,953)
      Other current assets..................................      2,767       7,026       10,265
      Accounts payable......................................      5,430       7,981       18,451
      Accrued interest payable to affiliates................     14,628       1,851        6,762
      Accrued liabilities...................................     (3,271)      9,177      (50,966)
      Transactions with affiliates, net.....................        700      (6,166)      31,223
      Other assets..........................................        378         126           65
      Other liabilities.....................................      6,691      (5,384)      (8,371)
                                                              ---------   ---------   ----------
         Net cash provided (used) by operating activities...     46,582      (1,370)      21,953
                                                              ---------   ---------   ----------
Investing activities:
  Capital expenditures......................................    (42,342)   (190,601)    (423,915)
  Proceeds from the sale of assets..........................        445     156,212    1,062,490
  Withdrawals from cash restricted for interest.............         --          --       46,000
  Advances to affiliate.....................................         --      (1,648)          --
  Payment of advances by affiliate..........................         --          --       24,750
  Contribution to affiliate.................................         --          --      (13,304)
                                                              ---------   ---------   ----------
         Net cash provided (used) by investing activities...    (41,897)    (36,037)     696,021
                                                              ---------   ---------   ----------
Financing activities:
  Issuance of note payable..................................     30,000          --           --
  Issuance of long-term debt................................         --      19,650       14,946
  Principal payments on long-term debt......................     (1,896)    (62,235)     (10,128)
  Revolving credit agreement, net...........................      3,860      (7,572)     (18,351)
  Issuance of production payments...........................         --      69,824       20,977
  Principal payments on production payments.................    (22,136)    (17,355)     (29,504)
  Issuance of note payable to affiliate.....................         --       1,395      486,991
  Retirement of senior secured notes........................         --          --     (892,000)
  Debt issue costs..........................................         --      (1,027)     (13,559)
  Increase in cash restricted for share repurchases.........         --          --     (399,284)
  Withdrawals from cash restricted for share repurchases....         --          --      399,284
  Purchases of treasury stock...............................         --          --     (262,405)
                                                              ---------   ---------   ----------
         Net cash provided (used) by financing activities...      9,828       2,680     (703,033)
                                                              ---------   ---------   ----------
         Increase (decrease) in cash and cash equivalents...     14,513     (34,727)      14,941
Beginning cash and cash equivalents.........................      3,775      38,502       23,561
                                                              ---------   ---------   ----------
Ending cash and cash equivalents............................  $  18,288   $   3,775   $   38,502
                                                              =========   =========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     TransTexas Gas Corporation (together with its subsidiaries, the "Company" or "TransTexas") was incorporated in Delaware in May 1993. Prior to March 17, 2000 (the "Effective Date"), TransTexas was a subsidiary of TransAmerican Energy Corporation ("TEC"), which is wholly owned by TEC/TransAmerican LLC, which is wholly owned by TransAmerican Natural Gas Corporation ("TransAmerican"). Unless otherwise noted, the term "TransTexas" refers to TransTexas Gas Corporation and its subsidiaries, including Galveston Bay Processing Corporation and Galveston Bay Pipeline Company.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). TransTexas' most significant financial estimates are based on remaining proved gas and oil reserves. Actual results could differ from these estimates.

  Cash and Cash Equivalents

     TransTexas considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at January 31, 2000 includes $1.4 million restricted for payments of future goods and services provided by certain vendors.

  Inventories

     TransTexas' inventories, consisting primarily of tubular goods, are stated at the lower of average cost (which, at January 31, 2000, was estimated fair value) or market.

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

     Unevaluated properties and associated costs not currently being amortized and included in gas and oil properties were $92.2 million and $20 million at January 31, 2000 and 1999, respectively. The properties represented by these costs were undergoing exploration activities at such date, or are properties on which

                           TRANSTEXAS GAS CORPORATION

TransTexas intends to commence such activities in the future. TransTexas believes that the unevaluated properties at January 31, 2000 will be substantially evaluated in 12 to 24 months and it will begin to amortize these costs at such time.

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

     Depreciation of oilfield services equipment and other buildings and equipment is computed by the straight-line method at rates that will amortize the unrecovered cost of depreciable property over their estimated useful lives of 4 to 10 years.

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

  Defined Contribution Plan

     TransTexas maintains a defined contribution plan, which incorporates a "401(k) feature" as allowed under the Internal Revenue Code. All investments are made through Massachusetts Mutual Life Insurance Company. Employees who are at least 21 years of age and have completed one year of credited service are eligible to participate on the next semiannual entry date. TransTexas matches 10%, 20% or 50% of employee contributions up to a maximum of 3% of the participant's compensation, based on years of plan participation. TransTexas' contributions with respect to this plan totaled $0.2 million, $0.3 million and $0.5 million for years ended January 31, 2000, 1999 and 1998, respectively. All Company contributions are currently funded.

  Fair Value of Financial Instruments

     TransTexas includes fair value information in the Notes to Consolidated Financial Statements when the fair value of its financial instruments can be determined and is different from the book value. TransTexas generally assumes the book value of those financial instruments that are classified as current approximate fair value because of the short maturity of these instruments. For noncurrent financial instruments, TransTexas uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments. Due to the adoption of fresh-start reporting, all financial instruments were recorded at estimated fair value, based on the present value of amounts to be paid, at January 31, 2000.

                           TRANSTEXAS GAS CORPORATION

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

  Concentrations

     Financial instruments that potentially expose TransTexas to credit risk consist principally of cash and trade receivables. TransTexas selects depository banks based upon management's review of the financial stability of the institution. Balances generally exceed the $100,000 level covered by federal deposit insurance. To date, TransTexas has not incurred any losses due to excess deposits in any financial institution. Trade accounts receivable are generally from companies with significant natural gas marketing activities, which would be impacted by conditions or occurrences affecting that industry. TransTexas performs ongoing credit evaluations and, generally, requires no collateral from its customers. TransTexas is not aware of any significant credit risk relating to its customers and has not experienced significant credit losses associated with such receivables.

     Approximately 65% of the Company's production was produced from four wells in the Company's Eagle Bay field.

  Hedging Agreements

     From time to time, TransTexas enters into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. The Hedge Agreements are accounted for as hedges if the pricing of the hedge agreement correlates with the pricing of the natural gas and oil production hedged. Accordingly, gains or losses are deferred and recognized as an increase or decrease in revenues in the respective month the physical volumes are sold.

     Pursuant to the terms of the Company's production payment agreement entered into in March 2000, the production payment purchasers entered into the following hedge arrangements with respect to a portion of the natural gas and condensate production associated therewith and which effectively hedge a portion of the Company's production:

                                                                       CONTRACT PRICE
                                                                      ----------------
                                                                           COLLAR
                                                        VOLUMES IN    ----------------
PERIOD                                                  MMBTUS/BBLS   FLOOR    CEILING
------                                                  -----------   ------   -------
Natural Gas:
  April 2000 -- October 2000..........................   3,745,000    $ 2.10   $ 3.40
  November 2000 -- March 2001.........................   1,887,500      2.35     3.95
Condensate:
  April 2000 -- September 2000........................     228,750     18.50    32.50
  October 2000 -- March 2001..........................     182,000     18.50    29.95

Under these contracts, the counterparty is required to make payment to the production payment purchaser if the settlement price for the period is below the floor, and the production payment purchaser is required to make payment to the counterparty if the settlement price for any period is above the ceiling price.

                           TRANSTEXAS GAS CORPORATION

  Income Taxes

     Prior to the Effective Date, TransTexas filed a consolidated tax return with TransAmerican. Income taxes were due from or payable to TransAmerican in accordance with a tax allocation agreement, as amended, between TransTexas, TNGC Holdings Corporation, TransAmerican and TransAmerican's other subsidiaries (the "Tax Allocation Agreement"). It is TransTexas' policy to record income tax expense as though TransTexas had filed separately. Subsequent to the Effective Date, TransTexas is a stand alone taxpayer. Deferred income taxes are recognized, at enacted tax rates, to reflect the future effects of temporary differences arising between the financial reporting and tax bases of assets and liabilities. Income taxes include federal and state income taxes.

  Net Income (Loss) Per Share

     Basic and diluted net income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during each period, excluding treasury shares. After adoption of fresh-start reporting, the number of common shares used to calculate basic earnings per share will be 1,250,000. Potential common shares to be included in diluted earnings per share, if they are dilutive, will be 81,286,424, as follows:

Series A Senior Preferred Stock..........................  76,991,786
Series A Junior Preferred Stock..........................   2,419,638
Class A Common Stock.....................................   1,002,500
Class B Common Stock.....................................     247,500
Class A Common Stock Warrants............................     625,000
                                                           ----------
     Total potential common shares.......................  81,286,424
                                                           ==========

  Recently Issued Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In July 1999, the FASB issued SFAS 137, "Deferral of the Effective Date of FASB Statement No 133," which delays the effective date for one year, to fiscal years beginning after June 15, 2000. TransTexas is evaluating the impact of the provisions of SFAS 133.

2. REORGANIZATION

     On April 19, 1999, TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On April 20, 1999, TEC and its wholly owned subsidiary, TransAmerican Refining Corporation ("TARC"), also filed voluntary petitions under Chapter 11. On May 20, 1999, the cases were transferred to the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "Bankruptcy Court"). The bankruptcy cases are being jointly administered. TransTexas' Chapter 11 filing did not include its subsidiaries, including Galveston Bay Processing and Galveston Bay Pipeline. TransTexas filed its bankruptcy petition in order to preserve cash and to give the Company the opportunity to restructure its debt. The Company's Second Amended, Modified and Restated Plan of Reorganization dated January 25, 2000 (the "Plan") was confirmed by the Bankruptcy Court on February 7, 2000. The Effective Date of the Plan is March 17, 2000.

     The consolidated financial statements as of January 31, 2000 and for the year then ended have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position

                           TRANSTEXAS GAS CORPORATION

90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In accordance with guidance provided by SOP 90-7, the consummation of the Plan (the "Reorganization") has been reflected through the adoption of fresh-start reporting as though effective on January 31, 2000.

     As a result of the bankruptcy filing, a significant amount of the Company's liabilities, including secured debt, was subject to compromise. As of January 31, 2000 and 1999, liabilities subject to compromise included the following (in thousands of dollars):

                                                                  PREDECESSOR
                                                              -------------------
                                                                  JANUARY 31,
                                                              -------------------
                                                              2000(*)      1999
                                                              --------   --------
Long-term debt..............................................  $124,324   $125,170
Notes payable to affiliates.................................   456,533    457,928
Accounts payable............................................    69,280     66,231
Accrued interest payable to affiliates......................    23,241      8,613
Accrued liabilities.........................................    36,905     46,073
Other liabilities...........................................    21,927     14,124
                                                              --------   --------
                                                              $732,210   $718,139
                                                              ========   ========

---------------

(*) Immediately prior to adoption of fresh-start reporting.

     As of the petition date, in accordance with SOP 90-7, TransTexas discontinued the accrual of interest and amortization of deferred debt issue costs related to liabilities subject to compromise. If such interest had continued to be accrued, based on contractual terms without increase for default provisions, and related deferred debt issue costs continued to be amortized, interest expense for the fiscal year ended January 31, 2000 would have increased approximately $55.5 million.

     In connection with the Effective Date of the Plan, the Company

          (1) paid approximately $2.6 million in cash to settle certain accounts payable and royalty claims;

          (2) agreed to pay approximately $28.3 million to settle certain accounts payable, severance, property and franchise taxes. The $28.3 million is payable in quarterly installments generally over a five year period with stated interest ranging from 8% to 10%. The Company agreed to pay approximately $8.0 million of this amount in fiscal 2001.

          (3) paid approximately $21.9 million in cash, issued $200 million principal amount of 15% Senior Secured Notes due 2005 (the "Notes"), 222,455,320 shares of Series A Senior Preferred Stock, 20,716,080 shares of Series A Junior Preferred Stock, 1,002,500 shares of Class A Common Stock, 247,500 shares of Class B Common Stock and 625,000 warrants to purchase Class A Common Stock to settle the TransTexas Senior Secured Notes Claims. A portion of this distribution was reallocated pursuant to the Plan as follows:

             (a) $20 million in cash and five million shares of Senior Preferred Stock to settle on a pro rata basis all general prepetition unsecured claims;

             (b) $1.8 million in cash, 2,455,320 shares of Senior Preferred Stock and all of the Junior Preferred Stock to the holders of TransTexas 13 3/4% Senior Subordinated Notes;

             (c) 52,500 shares of Class A Common Stock and warrants exercisable to purchase 109,375 shares of Class A Common Stock at a price of $120 per share to the holders of the old TransTexas common stock who were not Affiliates of the Debtor (as defined in the Plan); and

                           TRANSTEXAS GAS CORPORATION

             (d) all of the Class B Common Stock and warrants exercisable to purchase 515,625 shares of Class A Common Stock at an exercise price of $120 per share to John R. Stanley.

          (4) issued $6.7 million in secured notes in exchange for old secured notes and related accrued interest; and

          (5) canceled all of the old TransTexas common stock and 13 3/4% Senior Subordinated Notes.

     Under provisions of SOP 90-7, the January 31, 2000 consolidated balance sheet is the opening balance sheet of reorganized TransTexas, the successor company. The January 31, 2000 consolidated balance sheet includes all adjustments necessary to reflect assets at the reorganization value and the Plan's treatment of creditor claims and previous equity interests. Since the January 31, 2000 consolidated balance sheet was affected by fresh-start reporting, it is not comparable in certain material respects to the consolidated balance sheets of any prior period. The consolidated statements of operations and cash flows for the years ended January 31, 2000, 1999 and 1998 reflect the activities of the predecessor reporting entity; however, the statements for fiscal 2000 reflect certain reorganization items.

     Pursuant to fresh-start reporting, the Company's reorganization value was estimated by management and allocated to identified assets based on their relative fair values. Postpetition liabilities were valued at the present value of amounts to be paid. The present value of liabilities has been adjusted for imputed interest at a rate of 15% for the period from February 1, 2000 to the Effective Date of the Plan. The imputed interest will be charged to interest expense during the first quarter of fiscal 2001.

     Reorganization value was determined to be approximately $369 million primarily based on discounted estimated future cash flows. Discounted cash flows were based on projected cash flows over six years before interest and deducting capital expenditures with a terminal value which was a multiple of year six cash flows. The Company used a discount rate of 17%, and projected average prices of $2.46 per Mcf for natural gas and $17.62 per Bbl for condensate and oil. Average prices were based on a three-year trailing average.

     Oil and gas prices are historically volatile and exploring for, developing and producing oil and gas involves risk. A change in prices from estimated amounts or higher than anticipated costs to find and develop additional gas and oil reserves could result in a reduction in cash flows from operations which could reduce cash flows available for capital expenditures which could impair the Company's ability to maintain or increase its production. This in turn would reduce the estimated fair value of the Company's assets.

                           TRANSTEXAS GAS CORPORATION

     The effects of the fresh start reporting adjustments at January 31, 2000 are as follows:

                                        PREDECESSOR                                    SUCCESSOR
                                        -----------                                   -----------                    PRO FORMA
                                        JANUARY 31,                                   JANUARY 31,     PRO FORMA     JANUARY 31,
                                          2000(1)     REORGANIZATION   FRESH-START       2000        ADJUSTMENTS       2000
                                        -----------   --------------   -----------    -----------    -----------    -----------
                ASSETS
Current assets:
  Cash and cash equivalents...........   $  18,288      $      --       $      --      $ 18,288       $ 32,500(g)    $ 16,364
                                                                                                       (10,000)(h)
                                                                                                         4,500(i)
                                                                                                        (1,284)(g)
                                                                                                       (27,640)(h)
  Accounts receivable.................      19,592             --              --        19,592             --         19,592
  Receivable from affiliates..........       1,107             --              --         1,107             --          1,107
  Inventories.........................       1,741             --              --         1,741             --          1,741
  Other current assets................         926             --              --           926             --            926
                                         ---------      ---------       ---------      --------       --------       --------
         Total current assets.........      41,654             --              --        41,654         (1,924)        39,730
                                         ---------      ---------       ---------      --------       --------       --------
Property and equipment................     268,251             --          58,836(b)    327,087          3,458(k)     330,545
                                         ---------      ---------       ---------      --------       --------       --------
Other assets..........................      22,997        (22,484)(a)          --           513          1,284(g)       1,797
                                         ---------      ---------       ---------      --------       --------       --------
                                         $ 332,902      $ (22,484)      $  58,836      $369,254       $  2,818       $372,072
                                         =========      =========       =========      ========       ========       ========
 LIABILITIES AND STOCKHOLDERS' EQUITY
               (DEFICIT)
Current liabilities:
  Current maturities of long-term
    debt..............................   $      --      $      --       $   6,934(c)   $  6,934       $ (1,841)(h)   $  5,222
                                                                                                           129(j)
  Accounts payable....................      11,921             --           3,838(c)     15,759         (3,561)(h)     12,269
                                                                                                            71(j)
  Accrued liabilities.................       7,432             --           2,629(c)     10,061          4,500(i)      14,610
                                                                                                            49(j)
                                         ---------      ---------       ---------      --------       --------       --------
         Total current liabilities....      19,353             --          13,401        32,754           (653)        32,101
                                         ---------      ---------       ---------      --------       --------       --------
Production payments, less current
  portion.............................      32,460             --              --        32,460             --         32,460
                                                                                                       196,346(g)
Long-term debt, less current
  maturities..........................      34,205             --          14,085(c)     48,290         32,500(g)     271,052
                                                                                                       (10,000)(h)
                                                                                                         3,916(j)
Note payable to affiliate.............          --             --         196,346(c)    196,346       (196,346)(g)         --
Deferred income taxes.................      10,000             --              --        10,000             --         10,000
                                                                                                       (22,238)(h)
Other liabilities.....................          --             --          49,404(c)     49,404            641(j)      27,807
Redeemable preferred stock............          --             --              --            --             --(f)          --
Liabilities subject to compromise.....     732,210       (458,974)(a)    (273,236)(c)        --             --             --
Stockholders' equity (deficit):
  Common stock........................         740                                          740           (728)(e)         12
  Additional paid-in capital..........      20,615                        (21,355)(d)      (740)           728(e)         (12)
  Accumulated deficit.................    (254,276)       436,490(a)       58,836(b)         --         (4,806)(j)     (1,348)
                                                                         (241,050)(d)                    3,458(k)
                                         ---------      ---------       ---------      --------       --------       --------
                                          (232,921)       436,490        (203,569)           --         (1,348)        (1,348)
  Treasury stock......................    (262,405)            --         262,405(d)         --                            --
                                         ---------      ---------       ---------      --------       --------       --------
         Total stockholders' equity
           (deficit)..................    (495,326)       436,490          58,836            --         (1,348)        (1,348)
                                         ---------      ---------       ---------      --------       --------       --------
                                         $ 332,902      $ (22,484)      $  58,836      $369,254       $  2,818       $372,072
                                         =========      =========       =========      ========       ========       ========

                           TRANSTEXAS GAS CORPORATION

---------------

(1)  Immediately prior to adopting fresh-start reporting.

(a)  Discharge of indebtedness, net of related debt issue costs.

(b)  Allocation of reorganization value to gas and oil properties.

(c)  Establish new debt.

(d)  Elimination of the accumulated deficit and treasury stock.

(e) Cancellation of old common stock and issuance of 1,002,500 shares of new Class A Common Stock and 247,500 shares of new Class B Common Stock.

(f)  Issuance of Redeemable Senior and Junior Preferred Stock.

(g)  Issuance and assumption of long-term debt, net of debt issue costs.

(h)  Payment of long-term debt and prepetition claims.

(i)  Issuance of production payment.

(j)  Accretion of discount on reorganization liabilities.

(k)  Capitalization of interest on unevaluated properties.

     Based on the reorganization value of the Company, the fair value of the Preferred Stock and Common Stock was estimated to be zero. The Senior Preferred Stock and Junior Preferred Stock are mandatorily redeemable in 2006 and 2010, respectively. As a result, the Company will accrete, in the form of a non-cash dividend deducted from net income available to common stockholders and charged to retained earnings, an amount equal to the combined redemption amount totaling $243.2 million (initial liquidation value) over the period prior to redemption. In addition, earnings available to common stockholders will be reduced by dividends paid on the Preferred Stock.

     On the Effective Date, the Company's capital consists of (i) 1,002,500 shares of Class A Common Stock, $0.01 par value, (ii) 247,500 shares of Class B Common Stock, $0.01 par value, (iii) 222,455,320 shares of Series A Senior Preferred Stock, $1.00 par value, (iv) 20,716,080 shares of Series A Junior Preferred Stock, $1.00 par value, and (v) warrants exercisable to purchase 625,000 shares of Class A Common Stock at a price of $120 per share.

     The Series A Senior Preferred Stock (the "Senior Preferred Stock") has a liquidation preference of $1.00 per share plus accrued and unpaid dividends. The terms of the Senior Preferred Stock include a cumulative dividend preference, payable quarterly out of funds legally available therefor, if any. During the first two years following the Effective Date, the Company will be required to pay cash dividends at a rate of $0.10 per share per annum, or, at its option, in-kind dividends of additional shares of Senior Preferred Stock at a rate of $0.20 per share per annum. The Senior Preferred Stock is mandatorily redeemable on March 15, 2006 at a rate of $1.00 per share plus accrued and unpaid dividends. One-half of the then-outstanding shares of Senior Preferred Stock is mandatorily convertible into shares of Class A Common Stock at the rate of
0.3461 shares of Class A Common Stock per $1.00 of liquidation preference if either (i) more than 75 million shares of Senior Preferred Stock remain outstanding after March 15, 2006 or (ii) the Company fails to pay dividends on the Senior Preferred Stock on any two dividend payment dates. The Certificate of Designation for the Senior Preferred Stock includes restrictive covenants comparable to those included in the Indenture.

     The Series A Junior Preferred Stock (the "Junior Preferred Stock") has a liquidation preference of $1.00 per share plus accrued and unpaid dividends. The terms of the Junior Preferred Stock include a cumulative dividend preference, payable quarterly out of funds legally available therefor, if any. During the first six years following the Effective Date, the Company will be required to pay in-kind dividends of additional shares of Junior Preferred Stock at a rate of $0.10 per share per annum. Thereafter, dividends will be payable both in cash at a rate of $0.10 per share per annum and in kind at a rate of $0.10 per share per annum. The Junior Preferred Stock is mandatorily redeemable on March 15, 2010 at a rate of $1.00 per share plus accrued

                           TRANSTEXAS GAS CORPORATION
and unpaid dividends. Each share of Junior Preferred Stock is mandatorily convertible into shares of Class A Common Stock at the rate of 0.1168 shares of Class A Common Stock per $1.00 of liquidation preference if either (i) more than 75 million shares of Senior Preferred Stock remain outstanding after March 15, 2006 or (ii) the Company fails to pay dividends on the Senior Preferred Stock on any two dividend payment dates. The Certificate of Designation for the Junior Preferred Stock includes restrictive covenants comparable to those included in the Indenture. Such covenants will become effective when all of the Notes (and any refinancings thereof) have been repaid and all of the Senior Preferred Stock has been redeemed.

3. LIQUIDITY

     In order to maintain or increase proved oil and gas reserves, TransTexas is required to make substantial capital expenditures for the exploration and development of natural gas and oil reserves in the normal course of business.

     TransTexas remains highly leveraged and a substantial portion of its cash flow will be required for debt service. In addition, cash flow from operations is dependent on the level of gas and oil prices which are historically volatile. Management's plans are to fund its 2001 debt service and planned capital expenditures with cash flows from existing producing properties and certain identified relatively low risk exploratory prospects to be drilled and completed during fiscal 2001. Expected reserves from these prospects will be used to obtain additional production payment financing which, together with excess cash flow from these prospects, is necessary to continue to fund debt service and capital expenditure requirements. Should these prospects not be productive or should prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of TransTexas' debt documents and Senior Preferred Stock.

4. OTHER CURRENT ASSETS

     The major components of other current assets are as follows (in thousands of dollars):

                                                          SUCCESSOR   PREDECESSOR
                                                          ---------   -----------
                                                                JANUARY 31,
                                                          -----------------------
                                                            2000         1999
                                                          ---------   -----------
Prepayments:
  Trade.................................................   $  478       $  676
  Insurance.............................................      240        2,300
Other...................................................      208          717
                                                           ------       ------
                                                           $  926       $3,693
                                                           ======       ======

5. PROPERTY AND EQUIPMENT

     The major components of property and equipment, at cost (estimated fair value at January 31, 2000), are as follows (in thousands of dollars):

                                                        SUCCESSOR   PREDECESSOR
                                                        ---------   -----------
                                                              JANUARY 31,
                                                        -----------------------
                                                          2000         1999
                                                        ---------   -----------
Gas and oil properties................................  $279,844    $1,394,325
Gas gathering and transportation......................    40,920        53,761
Equipment and other...................................     6,323        11,544
                                                        --------    ----------
                                                        $327,087    $1,459,630
                                                        ========    ==========

                           TRANSTEXAS GAS CORPORATION

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

6. OTHER ASSETS

     The major components of other assets are as follows (in thousands of dollars):

                                                          SUCCESSOR   PREDECESSOR
                                                          ---------   -----------
                                                                JANUARY 31,
                                                          -----------------------
                                                            2000         1999
                                                          ---------   -----------
Debt issue costs, net of accumulated amortization of
  $2,030 at January 31, 1999............................    $ --        $24,278
Other...................................................     513            891
                                                            ----        -------
                                                            $513        $25,169
                                                            ====        =======

7. LONG-TERM DEBT AND PRODUCTION PAYMENTS

  Long-Term Debt

     Long-term debt consists of the following (in thousands of dollars):

                                                                       SUCCESSOR    PREDECESSOR
                                                         PRO FORMA    -----------   -----------
                                                        JANUARY 31,   JANUARY 31,
                                                           2000          2000         1999(*)
                                                        -----------   -----------   -----------
15% Senior Secured Notes due 2005.....................   $200,000       $    --      $     --
Revolving credit agreements...........................     34,205         4,205           345
Term Note.............................................     22,500            --            --
Notes payable, ranging from 8% to 15%, due through
  2005................................................     19,569        49,212         9,010
13 3/4% Senior Subordinated Notes due 2001............         --         1,807       115,815
                                                         --------       -------      --------
          Total long-term debt........................    276,274        55,224       125,170
Current maturities....................................      5,222         6,934            --
                                                         --------       -------      --------
                                                         $271,052       $48,290      $125,170
                                                         ========       =======      ========

---------------

(*) Subject to compromise (see Note 2).

                           TRANSTEXAS GAS CORPORATION

     On the Effective Date, the Company, as Issuer, Galveston Bay Pipeline Company and Galveston Bay Processing Corporation, as Guarantors, and Firstar Bank, N.A., as Trustee, entered into an Indenture dated as of March 15, 2000, pursuant to which the Company issued the Notes. Interest on the Notes is due semi-annually on March 15 and September 15. The Notes are secured by substantially all of the assets of the Company other than accounts receivable and inventory. The security interest in favor of the Trustee is subordinated to the Security Interest in favor of the Agent under the Oil and Gas Facility.

     On the Effective Date, the Company and GMACC entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $15 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. As of April 28, 2000, $0.5 million was available for lending. Advances under the facility bear interest at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1%, payable monthly in arrears. The outstanding principal balance under the Accounts Receivable Facility will be due on March 14, 2005.

     On the Effective Date, the Company, as Borrower, and Galveston Bay Processing Corporation and Galveston Bay Pipeline Company, as Guarantors, entered into an Oil and Gas Revolving Credit and Term Loan Agreement, dated as of March 15, 2000 (the "Oil and Gas Facility") with GMAC Commercial Credit LLC ("GMACC"), as a Lender and as Agent. The Oil and Gas Facility consists of a term loan (the "Term Loan") in the amount of $22.5 million and a revolving facility (the "Revolving Loan") in a maximum amount of $30 million (all of which was funded on the Effective Date). The Term Loan bears interest at a rate of 14% per annum and the Revolving Loan bears interest at a rate of 13 1/2% per annum. Interest on the Term Loan and the Revolving Loan is payable monthly in arrears. Principal amortization of the Term Loan is due in 20 quarterly installments of $56,250 each, with the balance due March 14, 2005. The principal amount of the Revolving Loan is due on March 14, 2005; however the Company may, and in certain circumstances must, make prepayments of such amount. If, subsequent to such prepayments, the Company demonstrates sufficient collateral value meeting the requirements of the Oil and Gas Facility provisions, the Company may be entitled to borrow additional advances under the Revolving Loan. The Oil and Gas Facility is secured by substantially all of the assets of the Company. The security interest in accounts receivable and inventory securing the Oil and Gas Facility is subordinated to the security interest of GMACC under the Accounts Receivable Facility.

     In December 1998, TransTexas borrowed $5.65 million from an unaffiliated third party in order to meet a portion of its December 31, 1998 interest payment obligations. In accordance with the Plan, the principal amount of the note was increased to $6.7 million, bears interest at 8% and is collateralized by a pledge of the stock of Galveston Bay Processing Corporation and a mortgage on the Winnie processing facility.

     Additional notes payable totaling $13.9 million consist of amounts payable pursuant to the Plan in settlement of the claims of certain creditors. Such amounts are generally payable over a five year period with stated interest ranging from 8% to 10%.

     Prior to the Effective Date, the Company had outstanding $115.8 million principal amount of 13 3/4% Senior Subordinated Notes due 2001 (the "Subordinated Notes"). The fair value of the Subordinated Notes, based on quoted market prices as of January 31, 1999, was $34.7 million. As described in Note 2, in accordance with the Plan, the holders of the Subordinated Notes received $1.8 million cash, 2,455,320 shares of Senior Preferred Stock and 20,716,080 shares of Junior Preferred Stock and the Subordinated Notes were canceled. The balance of $1.8 million at January 31, 2000 represents the fair value of the Subordinated Notes in accordance with fresh-start reporting.

                           TRANSTEXAS GAS CORPORATION

     Aggregate principal payments on the Company's (Successor) long-term debt as of the effective date total $5.2 million, $3.1 million, $1.9 million, $3.6 million and $.4 million for the fiscal years ended January 31, 2001, 2002, 2003, 2004 and 2005, respectively.

  Production Payments

     In February and September 1998, TransTexas entered into two production payment agreements with an unaffiliated third party pursuant to which the Company conveyed certain properties (the "Original Subject Interests") in the form of a term overriding royalty interest. As of January 31, 2000, the outstanding balance of these production payments was $35.1 million.

     In March 2000, the Original Subject Interests were reconveyed to TransTexas and a new production payment drilling program agreement was entered into between TransTexas and two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties including the Original Subject Interests (collectively, the "New Subject Interests"). The Company has the right to offer additional properties ("Offered Wells") to the production payment parties at a negotiated purchase price, up to an aggregate maximum for all such wells, of up to $52 million. Upon acceptance of the Offered Wells, one of the third parties would be committed to pay to the Company either the drilling costs of the Offered Wells or, at the third party's discretion, a higher, mutually agreed upon amount. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. The Oil and Gas Facility places certain restrictions on the amount that may be outstanding under the production payment.

     In connection with the new production payment, the Company entered into various marketing and processing agreements with one of the third parties. Pursuant to these agreements, the Company will pay a nominal marketing fee with respect to the Company's production associated with the New Subject Interests. In addition, the third party will pay a fee for certain processing services to be provided by Galveston Bay Processing.

8. NOTES PAYABLE TO AFFILIATES

     Notes payable to affiliates consist of the following (in thousands of dollars):

                                                                     SUCCESSOR    PREDECESSOR
                                                                    -----------   -----------
                                                       PRO FORMA           JANUARY 31,
                                                      JANUARY 31,   -------------------------
                                                         2000          2000         1999(*)
                                                      -----------   -----------   -----------
TransTexas Intercompany Loan........................   $     --      $196,346      $450,000
Notes payable to affiliates.........................         --            --         7,928
                                                       --------      --------      --------
                                                       $     --      $196,346      $457,928
                                                       ========      ========      ========

---------------

(*) Subject to compromise (see Note 2).

     Prior to the Effective Date, the Company had outstanding a $450 million note payable to TEC (the "TransTexas Intercompany Loan"). The TransTexas Intercompany Loan accrued interest at a rate of 10 7/8% per annum and was pledged to secure TEC's obligations on its 11 1/2% Senior Secured Notes and 13% Senior Secured Discount Notes due 2002 (the "TEC Notes"). The fair value of the TransTexas Intercompany Loan was $121.5 million at January 31, 1999. As described in Note 2, the TransTexas Intercompany Loan was settled on the Effective Date pursuant to the Plan.

     During the year ended January 31, 1999, TEC made advances to TransTexas pursuant to a $50 million promissory note which was scheduled to mature on June 14, 2002. The note accrued interest at a rate of 11.375% per annum. At January 31, 1999, the outstanding balance on the note was $6.5 million. This note was canceled on the Effective Date pursuant to the Plan.

                           TRANSTEXAS GAS CORPORATION

     In December 1998, TransTexas executed a note payable to TransAmerican in the original principal amount of $1.4 million plus interest at a rate of 15% per annum. The proceeds from this loan were used to meet a portion of the Company's interest payment obligations on December 31, 1998. This note was fully repaid in December 1999.

9. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     The following information reflects TransTexas' noncash investing and financing activities (in thousands of dollars):

                                                                 PREDECESSOR
                                                         ----------------------------
                                                            YEAR ENDED JANUARY 31,
                                                         ----------------------------
                                                          2000      1999       1998
                                                         -------   -------   --------
INVESTING ACTIVITIES:
Accounts payable and long-term liabilities for property
  and equipment........................................  $48,381   $38,841   $ 32,666
                                                         =======   =======   ========
FINANCING ACTIVITIES:
Assumption of tax liability by TransAmerican...........  $    --   $    --   $129,549
                                                         =======   =======   ========
Contribution from affiliate............................  $    --   $    --   $ 21,513
                                                         =======   =======   ========
Exchange of Subordinated Notes.........................  $    --   $    --   $115,815
                                                         =======   =======   ========
Contribution of debt issue costs from affiliate........  $    --   $    --   $ 12,600
                                                         =======   =======   ========

     Cash paid for interest is as follows (in thousands of dollars):

                                                                  PREDECESSOR
                                                           --------------------------
                                                             YEAR ENDED JANUARY 31,
                                                           --------------------------
                                                            2000     1999      1998
                                                           ------   -------   -------
Interest.................................................  $9,616   $69,970   $52,563
                                                           ======   =======   =======

     Cash paid during the year ended January 31, 2000 for reorganization items was $6.2 million.

     TransTexas incurred approximately $41.2 million, $89.6 million and $96.4 million of interest charges of which approximately $2.7 million, $9.7 million and $15.8 million were capitalized for the years ended January 31, 2000, 1999 and 1998, respectively.

10. ACCRUED LIABILITIES

     Accrued liabilities classified as current liabilities consist of the following (in thousands of dollars):

                                                              SUCCESSOR   PREDECESSOR
                                                              ---------   -----------
                                                                    JANUARY 31,
                                                              -----------------------
                                                                2000         1999
                                                              ---------   -----------
Royalties...................................................   $ 1,581       $ --
Taxes other than income taxes...............................       899         --
Accrued interest............................................        44         --
Payroll.....................................................     1,197         --
Current portion of production payments......................     2,647        983
Reorganization claims.......................................     2,629         --
Other.......................................................     1,064         --
                                                               -------       ----
                                                               $10,061       $983
                                                               =======       ====

                           TRANSTEXAS GAS CORPORATION

11. OTHER LIABILITIES

     The major components of other liabilities are as follows (in thousands of dollars):

                                                              SUCCESSOR   PREDECESSOR
                                                              ---------   -----------
                                                                    JANUARY 31,
                                                              -----------------------
                                                                2000        1999(*)
                                                              ---------   -----------
Reorganization claims.......................................   $34,404           --
Litigation accrual..........................................        --          527
Litigation settlements......................................        --        7,102
Long-term payables and other................................    15,000        6,495
                                                               -------      -------
                                                               $49,404      $14,124
                                                               =======      =======

---------------

(*) Subject to compromise (see Note 2).

12. INCOME TAXES

     Income tax expense (benefit) includes the following (in thousands of dollars):

                                                                 PREDECESSOR
                                                        -----------------------------
                                                           YEAR ENDED JANUARY 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------   --------   --------
Federal:
  Current.............................................  $    --   $     --   $(21,380)
  Deferred............................................   10,000    (39,497)   144,256
                                                        -------   --------   --------
                                                        $10,000   $(39,497)  $122,876
                                                        =======   ========   ========

     Total income tax expense differs from amounts computed by applying the statutory federal income tax rate to income before income taxes. The items accounting for this difference are as follows (in thousands of dollars):

                                                               PREDECESSOR
                                                     --------------------------------
                                                          YEAR ENDED JANUARY 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     ---------   ---------   --------
Federal income tax expense (benefit) at the
  statutory rate...................................  $ 153,760   $(170,530)  $122,876
Increase (decrease) in tax resulting from:
  Debt discharged pursuant to Plan.................   (160,641)         --         --
  Adjustment of tax assumption.....................     10,000     (75,000)        --
  Valuation allowance..............................      6,881     206,033         --
                                                     ---------   ---------   --------
                                                     $  10,000   $ (39,497)  $122,876
                                                     =========   =========   ========

                           TRANSTEXAS GAS CORPORATION

     Significant components of TransTexas' tax attributes are as follows (in thousand of dollars):

                                                              SUCCESSOR    PREDECESSOR
                                                              ---------    -----------
                                                                    JANUARY 31,
                                                              ------------------------
                                                                2000          1999
                                                              ---------    -----------
Deferred tax liabilities:
  Tax assumption............................................   $10,000      $      --
                                                               -------      ---------
Deferred tax assets:
  Depreciation, depletion and amortization..................        --         75,368
  Net operating loss carryforwards..........................        --        127,901
  Contingent liabilities....................................        --          1,833
  Other, net................................................        --            931
                                                               -------      ---------
                                                                    --        206,033
Valuation allowance.........................................        --       (206,033)
                                                               -------      ---------
Net deferred tax assets.....................................        --             --
                                                               -------      ---------
                                                               $10,000      $      --
                                                               =======      =========

     Based upon independent legal advice, including an opinion from a nationally recognized law firm, TransTexas did not report any significant federal income tax liability as a result of the Lobo Sale. There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that TransTexas' position will be sustained if challenged by the Internal Revenue Service (the "IRS"). Prior to the bankruptcy, TransTexas was part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which included TNGC Holdings Corporation, the sole stockholder of TransAmerican ("TNGC"), TransAmerican, TEC, TransTexas and TARC. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $270 million (assuming the use of none of the available tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 9%) on the tax and penalties (if any). Assuming the use of available tax attributes of the TNGC Consolidated Group, primarily the carryback of net operating loss carryovers ("NOLs"), this estimated tax would be reduced to approximately $10 million (with the NOL carrybacks reducing interest as of the end of the tax year in which the carryback arose and not reducing penalties). In this event, a substantial portion of TransTexas' NOLs would be utilized and thus not available to TransTexas after the bankruptcy. Pursuant to the tax allocation agreement among the members of the TNGC Consolidated Group, TransAmerican is obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to make any such payment and the other members of the TNGC Consolidated Group, including TransTexas as a former member, may be required to pay the tax, penalties and interest. There can be no assurance that TransTexas could pay this contingency.

     Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provision (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended (the "Tax Code"), and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the IRS regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's

                           TRANSTEXAS GAS CORPORATION
indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that any such challenge would not be upheld. Under the Tax Allocation Agreement, TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican.

     As a former member of the TNGC Consolidated Group, TransTexas will be severally liable for any tax liability resulting from any transaction of the TNGC Consolidated Group that occurred during any taxable year of the TNGC Consolidated Group during which TransTexas was a member, including the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and July 31, 1995. The Company has not been advised by the IRS as to whether any tax deficiencies will be proposed by the IRS as a result of its review.

     TransTexas expects that a significant portion of its NOLs will be eliminated and the use of those NOLs that are not eliminated will be severely restricted as a consequence of the Plan. In addition, certain other tax attributes of TransTexas may under certain circumstances be eliminated or reduced as a consequence of the Plan. The elimination or reduction of NOLs and such other tax attributes may substantially increase the amount of tax payable by TransTexas following the consummation of the Plan as compared with the amount of tax payable had no such attribute reduction or restriction been required.

13. TRANSACTIONS WITH AFFILIATES

     On June 13, 1997, a services agreement was entered into among TransAmerican, TEC, TARC and TransTexas. Under the services agreement, TransTexas provided accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican provided advisory services to TransTexas, TARC and TEC. As of January 31, 1999, the receivable from TARC and TransAmerican for service agreement fees was $0.2 million. As of January 31, 1999, receivables of $4.6 million for other services provided to TransAmerican and certain of its affiliates were recorded as a reduction of additional paid-in capital.

     In connection with a December 15, 1998 transaction pursuant to which TARC transferred its refinery assets to a minority-owned subsidiary, TCR Holding Corporation, ("TCR Holding"), and TCR Holding transferred such assets to its majority-owned subsidiary, Orion Refining Corporation, ("Orion"), TransTexas entered into an Amended and Restated Services Agreement (the "TCR Group Services Agreement") with TCR Holding and Orion. The TCR Group Services Agreement called for TransTexas to provide certain accounting, legal, administrative and other services to the TCR Group through December 15, 2000 and receive payment for such services, through February 28, 1999, in the amount of $200,000 per month. Subsequent to February 28, 1999, the monthly fee was adjusted based on an assessment of the cost to TransTexas of providing such services. As of January 31, 2000, the receivable from Orion for such services was $0.1 million.

     In March 2000, a services agreement was entered into between TNGC and the Company. Pursuant to the agreement, TransTexas will provide certain accounting, legal, administrative and other services to TNGC and its affiliates in exchange for a monthly fee of $2,000.

     During the year ended January 31, 1999, TEC made advances to TransTexas pursuant to a $50 million promissory note which was scheduled to mature on June 14, 2002. The note accrued interest at a rate of 11.375% per annum. As of January 31, 2000, the outstanding balance of the note was $6.5 million, and the accrued interest was $0.3 million. This note was canceled on March 17, 2000 pursuant to the Plan.

                           TRANSTEXAS GAS CORPORATION

     In December 1998, TransTexas executed a note payable to TransAmerican in the original principal amount of $1.4 million plus interest at a rate of 15% per annum. On December 31, 1998, TransTexas used the proceeds from this loan to pay a portion of its interest payment obligations on its public debt securities. This note was secured by a lien on the assets of Galveston Bay Processing. During the fiscal year ended January 31, 2000, Galveston Bay Processing made payments of principal and interest under this note to TransAmerican of approximately $1.6 million. As of January 31, 2000 and 1999, the balance due on the note was $0 and $1.4 million, respectively.

     In April 1999, TEC made a cash contribution of $0.7 million to TransTexas.

     During the fiscal year ended January 31, 1998, TransTexas sold natural gas to TARC under an interruptible long-term sales contract. Revenues from TARC under this contract totaled approximately $1.1 million.

     During the fiscal year ended January 31, 1998, TEC allocated $12.6 million of debt issuance costs relating to the TEC Notes to TransTexas. TransTexas recorded these costs as a contribution of capital.

     During the fiscal year ended January 31, 1998, the Company recorded a contribution to paid-in capital of approximately $129.5 million in connection with TransAmerican's assumption of the Lobo Sale tax contingency.

     During the fiscal year ended January 31, 1998, the Company contributed $13.3 million to TransAmerican to retire debt related to certain oil and gas properties. Those properties, which had a net book value of $21.5 million were contributed to TransTexas.

     During the fiscal year ended January 31, 1999, the Company paid approximately $5.6 million of Texas franchise taxes on behalf of certain affiliates pursuant to the Tax Allocation Agreement. Approximately $2.3 million of the franchise taxes paid exceeded the payable to affiliates for such taxes and was recorded as a reduction of additional paid-in capital.

14. COMMITMENTS AND CONTINGENCIES

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

  Legal Proceedings

     TransTexas is a party to various claims and routine litigation arising in the normal course of its business. Any obligations of the Company in respect of such claims and litigation arising out of activities prior to the Petition Date will be discharged pursuant to the Plan. Recovery of these obligations, if any, will be limited to

                           TRANSTEXAS GAS CORPORATION
any collateral held by the claimant and/or such claimant's pro rata share of amounts available to pay general unsecured claims.

     As described in Note 2, the Company's Plan was confirmed by the Bankruptcy Court on February 7, 2000. High River Partnership has appealed the confirmation order. The Company has filed a motion to dismiss High River's appeal on the grounds of mootness.

  Operating Leases

     As of January 31, 2000, TransTexas had long-term leases covering land and other property and equipment. Rental expense was approximately $3 million, $3 million and $2 million for the years ended January 31, 2000, 1999 and 1998, respectively. Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of January 31, 2000, are as follows (in thousands of dollars):

2001........................................................   $234
2002........................................................     81
                                                               ----
                                                               $315
                                                               ====

  Gas Delivery Commitments

     In March 2000, TransTexas entered into firm and interruptible contracts with Tejas Ship Channel LLC for transportation of its production from the Eagle Bay field to the Winnie facilities at a fixed negotiated rate. Under the firm agreement, the Company is committed to deliver a minimum of 75,000 MMBtu per day of natural gas and condensate.

     The Company also entered into a contract with Centana Intrastate Pipeline Company for transportation of natural gas on a firm and interruptible basis from the Winnie facility to natural gas liquids recovery facilities located in the Beaumont/Port Arthur, Texas area, and residue gas from these facilities to various distribution points. Under the agreement, the Company is committed to deliver up to a maximum of 56,250 Mcf of natural gas and 19,500 MMBtu of residue gas. Transportation fees for natural gas are based on a fixed negotiated rate. Transportation fees for residue gas are based on a published industry index.

15. BUSINESS SEGMENTS

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

     For the year ended January 31, 2000, three customers provided approximately $62 million in E&P revenues. For the year ended January 31, 1999, five customers provided approximately $65 million in E&P revenues. For the year ended January 31, 1998, three customers provided approximately $79 million in E&P and transportation revenues.

                           TRANSTEXAS GAS CORPORATION

16. CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
    (In thousands, except per share data)

                                                                    PREDECESSOR
                                                   ----------------------------------------------
                                                            YEAR ENDED JANUARY 31, 2000
                                                   ----------------------------------------------
                                                      1ST         2ND          3RD         4TH
                                                   QUARTER(4)   QUARTER     QUARTER(4)   QUARTER
                                                   ----------   -------     ----------   --------
Revenues.........................................   $19,065     $28,573     $  29,405    $ 36,689
Operating income (loss)..........................   (13,217)     (4,116)        2,855       4,846
Net income (loss)................................   (35,881)     (6,954)       (4,406)    476,556(1)
Net income (loss) per share -- basic and
  diluted........................................     (0.62)      (0.12)        (0.08)       8.28

                                                                   PREDECESSOR
                                                   -------------------------------------------
                                                           YEAR ENDED JANUARY 31, 1999
                                                   -------------------------------------------
                                                     1ST       2ND          3RD         4TH
                                                   QUARTER   QUARTER      QUARTER     QUARTER
                                                   -------   -------     ---------   ---------
Revenues.........................................  $33,467   $71,439     $  32,793   $  19,067
Operating income (loss)..........................    8,488    21,059(2)   (162,674)   (273,630)
Net income (loss)................................   (6,803)     (806)     (147,763)   (292,361)
Net income (loss) per share -- basic and
  diluted........................................    (0.12)    (0.01)        (2.57)      (5.08)

                                                                   PREDECESSOR
                                                    ------------------------------------------
                                                           YEAR ENDED JANUARY 31, 1998
                                                    ------------------------------------------
                                                      1ST        2ND          3RD       4TH
                                                    QUARTER    QUARTER      QUARTER   QUARTER
                                                    --------   --------     -------   --------
Revenues..........................................  $ 82,351   $575,420     $37,233   $ 28,267
Operating income (loss)...........................     1,298    531,425(3)    9,586    (12,209)
Net income (loss).................................   (14,538)   262,745      (1,249)   (18,757)
Net income (loss) per share -- basic and
  diluted.........................................     (0.20)      3.61       (0.02)     (0.33)

---------------

(1) Net income for the fourth quarter of 2000 includes a $436.5 million extraordinary gain on the extinguishment of debt and a $50.5 million credit for reorganization items.

(2) Operating income for the second quarter of 1999 includes a $47.6 million gain on the sale of assets.

(3) Operating income for the second quarter of 1998 includes a $532.9 million gain on the sale of assets.

(4) Operating income (loss) and net income (loss) for the first and third quarters have been restated to increase depletion for the first quarter by $1,473 or $0.02 per share and decrease depletion for the third quarter by $366 or $0.01 per share.

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

                           TRANSTEXAS GAS CORPORATION

     Capitalized costs relating to gas and oil producing activities are as follows (in thousands of dollars):

                                                              SUCCESSOR   PREDECESSOR
                                                              ---------   -----------
                                                                    JANUARY 31,
                                                              -----------------------
                                                                2000         1999
                                                              ---------   -----------
Proved properties...........................................  $230,764    $1,427,608
Unproved properties.........................................    90,000        20,477
                                                              --------    ----------
          Total.............................................   320,764     1,448,085
Less accumulated depreciation, depletion and amortization...        --     1,164,224
                                                              --------    ----------
                                                              $320,764    $  283,861
                                                              ========    ==========

     Costs incurred for gas and oil producing activities are as follows (in thousands of dollars):

                                                                 PREDECESSOR
                                                        -----------------------------
                                                           YEAR ENDED JANUARY 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------   --------   --------
Property acquisitions.................................  $ 6,175   $ 13,084   $ 56,205
Exploration...........................................   43,238     98,294    196,728
Development...........................................    4,350     77,322    123,273
                                                        -------   --------   --------
                                                        $53,763   $188,700   $376,206
                                                        =======   ========   ========

     Results of operations for gas and oil producing activities are as follows (in thousands of dollars):

                                                                PREDECESSOR
                                                      -------------------------------
                                                          YEAR ENDED JANUARY 31,
                                                      -------------------------------
                                                        2000       1999        1998
                                                      --------   ---------   --------
Revenues............................................  $111,400   $  91,319   $164,538
                                                      --------   ---------   --------
Expenses:
  Production costs..................................    28,437      27,694     60,832
  Depreciation, depletion and amortization..........    76,093      84,883     62,933
  General and administrative........................    10,572       9,767      9,635
  Impairment of gas and oil properties..............        --     425,966         --
                                                      --------   ---------   --------
          Total operating expenses..................   115,102     548,310    133,400
                                                      --------   ---------   --------
          Income before income taxes................    (3,702)   (456,991)    31,138
Income taxes (benefit)..............................    (1,296)   (159,947)    10,898
                                                      --------   ---------   --------
                                                      $ (2,406)  $(297,044)  $ 20,240
                                                      ========   =========   ========
Depletion rate per net equivalent Mcf...............  $   1.93   $    1.96   $   1.11
                                                      ========   =========   ========

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

                                                                  PREDECESSOR
                                                 ----------------------------------------------
                                                             YEAR ENDED JANUARY 31,
                                                 ----------------------------------------------
                                                     2000            1999             1998
                                                 ------------   ---------------   -------------
                                                  GAS    OIL     GAS       OIL     GAS     OIL
                                                 -----   ----   ------     ----   ------   ----
Proved reserves:
  Beginning of year............................  120.7    6.6    348.7     15.9    919.7    5.7
  Increase (decrease) during the year
     attributable to:
  Revisions of previous estimates..............   (4.1)  (1.2)  (127.1)(1) (9.7)  (103.8)  (1.0)
  Extensions, discoveries and other
     additions.................................    6.8    0.1     26.1      2.0    123.7   15.1
  Sales of reserves............................     --     --    (91.4)    (0.5)  (525.8)  (3.3)
  Purchase of reserves.........................     --     --       --       --       --     --
  Production...................................  (27.8)  (1.8)   (35.6)    (1.1)   (65.1)  (0.6)
                                                 -----   ----   ------     ----   ------   ----
End of year (SUCCESSOR IN 2000)................   95.6    3.7    120.7      6.6    348.7   15.9
                                                 =====   ====   ======     ====   ======   ====
Proved developed reserves:
  Beginning of year............................   87.8    5.0    134.3      4.2    381.5    2.4
  End of year (SUCCESSOR IN 2000)..............   82.3    3.5     87.8      5.0    134.3    4.2

---------------

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

     The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair market value of TransTexas' gas and oil reserves. These estimates reflect proved reserves only and ignore, among other things, changes in prices and costs, revenues that could result from probable reserves which could become proved reserves in fiscal 2001 or later years and the risks inherent in reserve estimates. The standardized measure of discounted future net cash flows relating to proved gas and oil reserves is as follows (in thousands of dollars):

                                                       SUCCESSOR        PREDECESSOR
                                                       ---------    --------------------
                                                            YEAR ENDED JANUARY 31,
                                                       ---------------------------------
                                                         2000         1999       1998
                                                       ---------    --------   ---------
Future cash inflows..................................  $361,411     $296,831   $ 898,257
Future production costs..............................   (61,810)     (57,453)   (154,725)
Future development costs.............................   (18,302)     (33,180)   (198,180)
Future income taxes..................................   (18,611)          --          --
                                                       --------     --------   ---------
          Future net cash flows......................   262,688      206,198     545,352
Annual discount (10%) for estimated timing of cash
  flows..............................................   (49,085)     (44,668)   (149,679)
                                                       --------     --------   ---------
          Standardized measure of discounted future
            net cash flows...........................  $213,603     $161,530   $ 395,673
                                                       ========     ========   =========

                           TRANSTEXAS GAS CORPORATION

     Principal sources of change in the standardized measure of discounted future net cash flows are as follows (in thousands of dollars):

                                                                 PREDECESSOR
                                                      ----------------------------------
                                                            YEAR ENDED JANUARY 31,
                                                      ----------------------------------
                                                        2000       1999          1998
                                                      --------   ---------    ----------
Beginning of year...................................  $161,530   $ 395,673    $1,057,256
Revisions:
  Quantity estimates and production rates...........   (18,829)   (194,041)(1)   (215,564)
  Prices, net of lifting costs......................   136,550     (76,157)     (348,781)
  Estimated future development costs................    14,534      58,455       (33,033)
Additions, extensions, discoveries and improved
  recovery..........................................    10,467      42,184       238,403
Net sales of production.............................   (93,481)    (73,819)     (124,498)
Development costs incurred..........................     4,350      77,322       119,944
Accretion of discount...............................    13,615      39,566       144,909
Net changes in income taxes.........................   (15,133)         --       391,812
Purchases (sales) of reserves.......................        --    (107,653)     (834,775)
                                                      --------   ---------    ----------
          End of year (SUCCESSOR IN 2000)...........  $213,603   $ 161,530    $  395,673
                                                      ========   =========    ==========

---------------

(1) Reserve estimates were revised downward principally as a result of additional seismic information which indicated more highly faulted structures in certain key properties causing reserves to be reclassified from proved to probable.

     Year-end wellhead prices received by TransTexas from sales of natural gas, including margins from natural gas liquids, were $2.74, $1.79 and $1.96 per Mcf for 2000, 1999 and 1998, respectively. Year-end condensate prices were $26.89, $12.12 and $13.54 per barrel for 2000, 1999 and 1998, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following persons were serving as directors and executive officers of the Company as of April 30, 2000:

NAME                                                    OFFICE                           AGE
----                                                    ------                           ---
John R. Stanley                  Director and Chief Executive Officer                    61
Ronald P. Nowak                  President and Chief Operating Officer                   47
Edwin B. Donahue                 Vice President, Chief Financial Officer and Secretary   49
Simon Ward                       Vice President and Treasurer                            44
George C. Wright                 Vice President of Accounting                            57
R. Gerald Bennett                Director                                                58
Ronald H. Benson                 Director                                                54
Walter S. Piontek                Director                                                63
John L. Whitmire                 Director                                                59

     Set forth below is a description of the business experience of each of the directors and executive officers.

     John R. Stanley has been a director and Chief Executive Officer since May 1993. He has been Chairman of the Board since March 2000. Mr. Stanley is also the founder, Chairman of the Board, Chief Executive Officer and sole stockholder of TNGC Holdings Corporation, which is the sole stockholder of TransAmerican. Mr. Stanley has operated TransAmerican since 1958.

     Ronald P. Nowak has served as President and Chief Operating Officer since November 1999. Prior to joining TransTexas, Mr. Nowak was with 3DX Technologies Inc. where he served as President, Chief Executive Officer and Director from June 1998 until September 1999. Mr. Nowak also served as Vice President of Exploration from February 1998 through May 1998. From August 1993 to January 1998, Mr. Nowak was with YPF/Maxus Energy Corporation where he served as U.S. Exploration Manager and U.S. Manager from 1996. Mr. Nowak was with Arco Oil & Gas from 1987 to 1993. Prior to joining Arco, Mr. Nowak was employed by Exxon Company, USA as an independent geologist working in the onshore U.S. Gulf Coast region.

     Edwin B. Donahue has been Vice President, Chief Financial Officer and Secretary since May 1993. Mr. Donahue has been employed in various positions with TransAmerican for over 20 years.

     Simon Ward has been Vice President and Treasurer since June 1999. He served as Manager of Investor Relations from 1994 until June 1999. From 1976 until 1994, he held various positions with ICO, Inc., Baker Hughes Vetco Services, Inc. and Vetco Services, Inc.

     George C. Wright has been Vice President of Accounting since March 1999. He has been employed by the Company and its affiliates since June 1982.

     R. Gerald Bennett has been a director of the Company since March 17, 2000. He is serving in the office of Chairman of the Board of FLASHFIND Corporation. From June 1996 to December 1998, Mr. Bennett was a Senior Vice President of Equitable Gas Company. Prior thereto, Mr. Bennett served as President and Chief Executive Officer of Fuel Resources, Inc., a wholly owned subsidiary of The Brooklyn Union Gas Company. Mr. Bennett has over 35 years experience in the oil and gas industry.

     Ronald H. Benson has been a director of the Company since March 17, 2000. He is an independent consultant for Soforgas Exploration and Production and a private investor. From 1994 to 1998, he was Vice President of TPC Gathering and Transmission Company. From 1991 to 1993, he was President of Phibro

Energy Productions, Inc. Prior thereto, he was vice president of natural gas trading for Phibro Energy, Inc. He also worked for Marathon Oil Company in various capacities from 1968 to 1980.

     Walter S. Piontek has been a director of the Company since March 17, 2000. He is retired from Mobil Oil Corporation where he was employed for 39 years in various capacities including as executive vice president of Mobil's North American exploration and production operations.

     John L. Whitmire has been a director of the Company since March 17, 2000. He is Chairman of the Board of CONSOL Energy Inc. From January 1996 to September 1998, Mr. Whitmire was Chairman of the Board and Chief Executive Officer of Union Texas Petroleum Holdings, Inc. Prior thereto, he worked for Phillips Petroleum for over 30 years in various capacities including as Executive Vice President of exploration and production and director. He is also a director of Global Marine, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, officers and holders of more than 10% of the Company's Common Stock ("Reporting Persons") to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Company's stock ("Section 16 Reports"). Such Reporting Persons are required by SEC regulations to furnish the Company with copies of all
Section 16 Reports they file with the SEC. Based solely on a review of the
Section 16 Reports furnished to the Company by the Reporting Persons, none of the Reporting Persons, other than John R. Stanley, failed to timely file any
Section 16 Reports during the year ended January 31, 2000. During the fiscal year ended January 31, 2000, John R. Stanley failed to timely file Form 4 reports disclosing 21 transactions. The transactions were reported on a timely filed Form 5.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid during the fiscal years ended January 31, 2000, 1999 and 1998 to the Chief Executive Officer and each other executive officer whose total annual salary and bonus exceeded $100,000 in the fiscal year ended January 31, 2000 ("Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                              ANNUAL COMPENSATION
                                                     -------------------------------------
NAME AND PRINCIPAL POSITION                 FISCAL                          OTHER ANNUAL
IN THE COMPANY                               YEAR     SALARY     BONUS     COMPENSATION(1)
---------------------------                 ------   --------   --------   ---------------
John R. Stanley...........................   2000    $396,815   $     --       $5,808
  Chief Executive Officer                    1999     367,309         --        4,800
                                             1998     400,483         --        4,346
Ron Nowak(2)..............................   2000    $ 69,231   $     --       $   --
  President and Chief Operating Officer      1999          --         --           --
                                             1998          --         --           --
Edwin B. Donahue..........................   2000    $317,730   $208,333       $1,467
  Vice President, Chief Financial            1999     271,923    111,111        7,701
  Officer and Secretary                      1998     200,000    213,885        4,519
Simon Ward................................   2000    $195,656         --           --
  Vice President and Treasurer               1999     172,000   $     --       $   --
                                             1998     144,308     15,000           --
George C. Wright..........................   2000    $188,909   $     --       $4,800
  Vice President of Accounting               1999     170,394         --        5,019
                                             1998     165,000      7,500        4,560

---------------

(1) Reflects amounts contributed by the Company under the Savings Plan. Certain of the Company's executive officers receive personal benefits in addition to salary and cash bonuses. The aggregate amount of such personal benefits, however, does not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive officer and accordingly, such amounts have been excluded from the table.

(2) Mr. Nowak joined the Company in November 1999.

EMPLOYMENT AGREEMENTS

     On March 17, 2000, the Company and Mr. Stanley entered into a three-year management agreement. The management agreement may be renewed for two additional one-year terms if certain performance tests are met. Pursuant to the management agreement, Mr. Stanley will receive an annual salary of $300,000. Each year he will also receive warrants to purchase 37,500 shares of Class A Common Stock exercisable at a price of $120 per share. If the management agreement is terminated for cause, Mr. Stanley will be entitled to receive a severance payment of $1.5 million. If the management agreement is terminated other than for cause, the severance payment will be $3 million. "Cause" includes, among other things, the failure of the Company to meet any two payment obligations on the Notes or on the Preferred Stock and a bankruptcy filing by the Company.

     In December 1998, the Company and Mr. Donahue entered into a two-year employment agreement which provides for an annual salary of $300,000. The employment agreement also provides that Mr. Donahue shall be entitled to a bonus of $500,000 payable in two equal installments on January 31, 1999 and July 31, 1999. If the Company terminates Mr. Donahue's employment other than for cause, or Mr. Donahue terminates his employment for cause, prior to the end of the term of the agreement, the Company shall pay Mr. Donahue his salary for the remaining term of the agreement plus an additional six months' salary. "Cause" includes a sale, reorganization or merger of the Company that results in a change of control of the Company.

     In May 1998, the Company and Mr. Ward entered into a Severance Agreement which provides that if the Company terminates Mr. Ward's employment other than for cause, the Company shall pay Mr. Ward his salary for 12 months past the date of termination.

DIRECTOR COMPENSATION

     All directors, other than Mr. Stanley, are paid an annual fee of $60,000. The Board meets regularly each quarter. Directors also receive $2,000 for each meeting attended in addition to the four regular quarterly meetings.

SAVINGS PLAN

     The Company maintains a long-term savings plan (the "Savings Plan") in which eligible employees may elect to participate. Each employee becomes eligible to participate in the Savings Plan on January 1 or July 1 following the completion of one year of service with the Company or its participating affiliates and attainment of age 21. The Savings Plan is intended to constitute a qualified plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code") and contains a salary reduction arrangement described in
Section 401(k) of the Code.

     Each participant may elect to reduce his compensation by a percentage equal to 2% to 15% and the Company will contribute that amount to the Savings Plan on a pre-tax basis on behalf of the participant. The Code limits the annual amount that a participant may elect to have contributed on his behalf on a pre-tax basis to the Savings Plan. For 2000, this limit is $10,500. The Company presently makes a matching contribution in an amount equal to 10%, 20% or 50% of the amount elected to be contributed by each participant on a pre-tax basis, up to a maximum of 3% of each participant's compensation, depending on whether the employee has been a participant in the Savings Plan for one year, two years, or three years. Each participant also may elect to contribute up to 10% of his compensation to the Savings Plan on an after-tax basis. The Code imposes nondiscrimination tests on contributions made to the Savings Plan pursuant to participant elections and on the Company's matching contributions, and limits amounts that may be allocated to a participant's Savings Plan account each year. In order to satisfy the nondiscrimination tests, contributions made on behalf of certain highly compensated employees (as defined in the Code) may be limited. Contributions made to the Savings Plan pursuant to participant elections and matching contributions are at all times 100% vested. Contributions to the Savings Plan are invested, according to specified investment options selected by the participants, in investment funds maintained by the trustee of the Savings Plan. Generally, a participant's vested benefits will be distributed from the Savings Plan as soon as administratively practicable following a participant's retirement, death, disability, or other termination of employment. In addition, a participant may elect to withdraw his after-tax contributions from the Savings Plan prior to his termination of employment, and subject to strict limitations and exceptions, the Savings Plan provides for withdrawals of a participant's pre-tax contributions prior to a participant's termination of employment, in the event of the participant's severe financial hardship or attainment of age
59 1/2. The Savings Plan may be amended or terminated by the Board of Directors. As of January 31, 2000, approximately 170 employees of the Company were eligible to participate in the Savings Plan, including the Named Executive Officers.

EXECUTIVE REIMBURSEMENT PLAN

     The Company also maintains an executive reimbursement plan in which certain officers of the Company are entitled to participate. Pursuant to this plan, participants are entitled to reimbursement for medical expenses not otherwise covered by the Company's medical insurance. During the year ended January 31, 2000, John R. Stanley received approximately $1,200 in reimbursements under this plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of each class of the Company's voting securities, as of March 31, 2000, by (i) each director and director nominee, (ii) each Named Executive Officer, (iii) each person known to the Company to beneficially own more than five percent of each class of voting securities, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, each stockholder identified in the table has sole voting and investment power with respect to its or his shares.

  Senior Preferred Stock:

                                                               SHARES OWNED
                                                           --------------------
NAME AND ADDRESS                                           NUMBER    PERCENTAGE
----------------                                           -------   ----------
John R. Stanley(1).......................................       --       --
Ron Nowak................................................       --       --
Edwin B. Donahue.........................................       --       --
Simon Ward...............................................       --       --
George Wright............................................       --       --
R. Gerald Bennett........................................       --       --
Ronald H. Benson.........................................       --       --
Walter S. Piontek........................................       --       --
John L. Whitmire.........................................       --       --
All directors and executive officers as a group (9
  persons)...............................................       --       --

  Junior Preferred Stock:

                                                               SHARES OWNED
                                                           --------------------
NAME AND ADDRESS                                           NUMBER    PERCENTAGE
----------------                                           -------   ----------
John R. Stanley(1).......................................       --       --
Ron Nowak................................................       --       --
Edwin B. Donahue.........................................       --       --
Simon Ward...............................................       --       --
George Wright............................................       --       --
R. Gerald Bennett........................................       --       --
Ronald H. Benson.........................................       --       --
Walter S. Piontek........................................       --       --
John L. Whitmire.........................................       --       --
All directors and executive officers as a group (9
  persons)...............................................       --       --

  Class A Common Stock:

                                                               SHARES OWNED
                                                           --------------------
NAME AND ADDRESS                                           NUMBER    PERCENTAGE
----------------                                           -------   ----------
John R. Stanley(1)(2)....................................  518,662       34%
Ron Nowak................................................       --       --
Edwin B. Donahue(3)......................................       75        *
Simon Ward...............................................       --       --
George Wright............................................       --       --
R. Gerald Bennett........................................       --       --
Ronald H. Benson.........................................       --       --
Walter S. Piontek........................................       --       --
John L. Whitmire.........................................       --       --
All directors and executive officers as a group (9
  persons)...............................................  518,737       34%

  Class B Common Stock:

                                                               SHARES OWNED
                                                           --------------------
NAME AND ADDRESS                                           NUMBER    PERCENTAGE
----------------                                           -------   ----------
John R. Stanley(1).......................................  247,500      100%
Ron Nowak................................................       --       --
Edwin B. Donahue.........................................       --       --
George Wright............................................       --       --
Simon Ward...............................................       --       --
R. Gerald Bennett........................................       --       --
Ronald H. Benson.........................................       --       --
Walter S. Piontek........................................       --       --
John L. Whitmire.........................................       --       --
All directors and executive officers as a group (9
  persons)...............................................  247,500      100%

---------------

 *  Less than 1% of the shares outstanding in the class.

(1) The address for John R. Stanley is 1300 North Sam Houston Parkway East, Houston, Texas 77032.

(2) Mr. Stanley is deemed to beneficially own 10 shares of Class A Common Stock held by his wife and 975 shares of Class A Common Stock held by a corporation controlled by him. Includes 515,625 shares of Class A Common Stock underlying currently exercisable common stock purchase warrants. Mr. Stanley is also deemed to beneficially own 20 shares of Class A Common Stock underlying currently exercisable common stock purchase warrants held by his wife, and 2,032 shares of Class A Common Stock underlying currently exercisable common stock purchase warrants held by a corporation controlled by him.

(3) Includes 51 shares of Class A Common Stock underlying currently exercisable common stock purchase warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 13, 1997, a services agreement was entered into among TransAmerican, TEC, TARC and TransTexas. Under the services agreement, TransTexas provided accounting, legal, administrative and other services to TARC, TEC and TransAmerican and its affiliates. TransAmerican provided advisory services to TransTexas, TARC and TEC. As of January 31, 1999, the receivable from TARC and TransAmerican for service agreement fees was $0.2 million. As of January 31, 1999, receivables of $4.6 million for other services provided to TransAmerican and certain of its affiliates were recorded as a reduction of additional paid-in capital.

     In connection with a December 15, 1998 transaction pursuant to which TARC transferred its refinery assets to a minority-owned subsidiary, TCR Holding Corporation ("TCR Holding"), and TCR Holding transferred such assets to its majority-owned subsidiary, Orion Refining Corporation ("Orion"), TransTexas entered into an Amended and Restated Services Agreement (the "TCR Group Services Agreement") with TCR Holding and Orion. The TCR Group Services Agreement called for TransTexas to provide certain accounting, legal, administrative and other services to the TCR Group through December 15, 2000 and receive payment for such services, through February 28, 1999, in the amount of $200,000 per month. Subsequent to February 28, 1999, the monthly fee was adjusted based on an assessment of the cost to TransTexas of providing such services. As of January 31, 2000, the receivable from Orion for such services was $0.1 million.

     In March 2000, a services agreement was entered into between TNGC and the Company. Pursuant to the agreement, TransTexas will provide certain accounting, legal, administrative and other services to TNGC and its affiliates in exchange for a monthly fee of $2,000.

     During the year ended January 31, 1999, TEC made advances to TransTexas pursuant to a $50 million promissory note which was scheduled to mature on June 14, 2002. The note accrued interest at a rate of 11.375% per annum. As of January 31, 2000, the outstanding balance of the note was $6.5 million, and the accrued interest was $0.3 million. This note was canceled on March 17, 2000 pursuant to the Plan.

     In December 1998, TransTexas executed a note payable to TransAmerican in the original principal amount of $1.4 million plus interest at a rate of 15% per annum. On December 31, 1998, TransTexas used the proceeds from this loan to pay a portion of its interest payment obligations on its public debt securities. This note was secured by a lien on the assets of Galveston Bay Processing. During the fiscal year ended January 31, 2000, Galveston Bay Processing made payments of principal and interest under this note to TransAmerican of approximately $1.6 million. As of January 31, 2000 and 1999, the balance due on the note was $0 and $1.4 million, respectively.

     In April 1999, TEC made a cash contribution of $0.7 million to TransTexas.

     During the fiscal year ended January 31, 1998, TransTexas sold natural gas to TARC under an interruptible long-term sales contract. Revenues from TARC under this contract totaled approximately $1.1 million.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements, Schedules and Exhibits

                                                                    PAGE
                                                                    ----
(1)  Report of Independent Accountants...........................    20
     Consolidated Balance Sheet..................................    21
     Consolidated Statement of Operations........................    22
     Consolidated Statement of Stockholders' Equity (Deficit)....    23
     Consolidated Statement of Cash Flows........................    24
     Notes to Consolidated Financial Statements..................    25
(2)  Report of Independent Accountants...........................    63
     Schedule II -- Valuation and Qualifying Accounts............    64

(3)  Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Second Amended, Modified and Restated Plan of
                            Reorganization dated January 25, 2000 (filed as an
                            exhibit to the Company's current report on Form 8-K dated
                            February 7, 2000, and incorporated herein by reference).
           2.2           -- Order Confirming Plan of Reorganization dated February 7,
                            2000 (filed as an exhibit to the Company's current report
                            on Form 8-K dated February 7, 2000, and incorporated
                            herein by reference).
           3.1           -- Articles of Incorporation (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            33-75050), and incorporated herein by reference).
           3.2           -- By-laws of TransTexas (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            33-75050), and incorporated herein by reference).
           3.3           -- Amended and Restated Certificate of Incorporation (filed as an exhibit to the Company's Registration Statement on
                            Form 8-A (No. 0-30475), and incorporated herein by
                            reference).
           3.4           -- Certificate of Designation, Series A Senior Preferred
                            Stock (filed as an exhibit to the Company's Registration
                            Statement on Form 8-A (No. 0-30475), and incorporated
                            herein by reference).
           3.5           -- Certificate of Designation, Series A Junior Preferred
                            Stock (filed as an exhibit to the Company's Registration
                            Statement on Form 8-A (No. 0-30475), and incorporated
                            herein by reference).
           3.6           -- Amended and Restated Bylaws (filed as an exhibit to the
                            Company's Registration Statement on Form 8-A (No.
                            0-30475), and incorporated herein by reference).
           4.1           -- Indenture dated as of June 15, 1995, among TransTexas,
                            TTC and American Bank National Association, as Trustee
                            (the "Indenture Trustee"), with respect to the Senior
                            Secured Notes including the forms of Senior Secured Note
                            and Senior Secured Guarantee as exhibits (filed as an
                            exhibit to TransTexas' current report on Form 8-K dated
                            June 20, 1995, and incorporated herein by reference).
           4.2           -- Mortgage, Deed of Trust, Assignment of Production,
                            Security Agreement and Financing Statement, effective as
                            of June 23, 1995, from TransTexas to James A. Taylor, as
                            trustee for the benefit of the Indenture Trustee (filed
                            as an exhibit to TransTexas' current report on Form 8-K
                            dated June 20, 1995, and incorporated herein by
                            reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.3           -- Pipeline Mortgage, Deed of Trust, Assignment, Security
                            Agreement and Financing Statement, dated as of June 20,
                            1995, from TTC to James A. Taylor, as trustee for the
                            benefit of the Indenture Trustee (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated on June 20,
                            1995, and incorporated herein by reference).
           4.4           -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by TransTexas in favor of the
                            Indenture Trustee (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated June 20, 1995, and
                            incorporated herein by reference).
           4.5           -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by TTC in favor of the Indenture
                            Trustee (filed as an exhibit to TransTexas' current
                            report on Form 8-K dated June 20, 1995, and incorporated
                            herein by reference).
           4.6           -- Cash Collateral and Disbursement Agreement, dated as of
                            June 20, 1995, among TransTexas, the Indenture Trustee
                            and the Disbursement Agent (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated June 20,
                            1995, and incorporated herein by reference).
           4.7           -- Pledge and Security Agreement dated as of September 19,
                            1996, between TransAmerican Exploration Corporation and
                            Fleet National Bank (previously filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended October 31,
                            1996, and incorporated herein by reference).
           4.8           -- Registration Rights Agreement dated as of September 19,
                            1996, by and among TransTexas, TransAmerican,
                            TransAmerican Exploration Corporation and Fleet National
                            Bank (filed as an exhibit to TransTexas' Form 10-Q for
                            the quarter ended October 31, 1996, and incorporated
                            herein by reference).
           4.9           -- Pledge Agreement dated as of February 23, 1995, between
                            TEC and First Fidelity Bank, National Association, as
                            Trustee (filed as an exhibit to Post-Effective Amendment
                            No. 5 to TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.10          -- Pledge Agreement dated as of February 23, 1995, between
                            TARC and First Fidelity Bank, National Association, as
                            Trustee (filed as an exhibit to Post-Effective Amendment
                            No. 5 to TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.11          -- Registration Rights Agreement dated as of February 23,
                            1995, among TransTexas, TARC and TEC (filed as an exhibit
                            to Post-Effective Amendment No. 5 to the Company's
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.12          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and Halliburton Company (filed
                            as an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.13          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and RECO Industries, Inc.
                            (filed as an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.14          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and Frito-Lay, Inc. (filed as
                            an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.15          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and EM Sector Holdings, Inc.
                            (filed as an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.16          -- Stock Pledge Agreement dated January 27, 1995, between
                            TransAmerican and ITT Commercial Corp. (filed as an
                            exhibit to Post-Effective Amendment No. 5 to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.17          -- Registration Rights Agreement dated January 27, 1995,
                            among TransAmerican, TransTexas and ITT Commercial
                            Finance Corp. (filed as an exhibit to Post-Effective
                            Amendment No. 5 to TransTexas' Registration Statement on
                            Form S-3 (33-91494), and incorporated herein by
                            reference).
           4.18          -- Note Purchase Agreement dated December 13, 1996 between
                            TransTexas and the Purchasers of 13 1/4% Series A Senior
                            Subordinated Notes due 2003 (filed as an exhibit to
                            Post-Effective Amendment No. 5 to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.19          -- Indenture dated December 13, 1996 between TransTexas and
                            Bank One, Columbus, NA, as Trustee (filed as an exhibit
                            to Post-Effective Amendment No. 5 to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.20          -- Registration Rights Agreement dated December 13, 1996
                            between TransTexas and each of the Purchasers of the
                            Subordinated Notes (filed as an exhibit to Post-
                            Effective Amendment No. 5 to TransTexas' Registration
                            Statement on Form S-3 (33-91494), and incorporated herein
                            by reference).
           4.21          -- First Supplemental Indenture dated May 29, 1997 by and
                            among TransTexas, TTC and Firstar Bank of Minnesota,
                            N.A., as trustee (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated May 29, 1997, and
                            incorporated herein by reference).
           4.22          -- Second Supplemental Indenture dated June 13, 1997 between
                            TransTexas, as issuer, and Firstar Bank of Minnesota,
                            N.A., as trustee (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated June 13, 1997, and
                            incorporated herein by reference).
           4.23          -- Indenture dated June 13, 1997 governing TransTexas'
                            Senior Subordinated Notes due 2001 between TransTexas, as
                            issuer, and Bank One, N.A., as trustee (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-4
                            (333-33803), and incorporated herein by reference).
           4.24          -- Registration Rights Agreement dated June 13, 1997 between
                            TransTexas and the holders of TransTexas' Senior
                            Subordinated Notes due 2001 (filed as an exhibit
                            TransTexas' Registration Statement on Form S-4
                            (333-33803), and incorporated herein by reference).
           4.25          -- Loan Agreement dated June 13, 1997 between TransTexas and
                            TEC (filed as an exhibit to TransTexas' current report on
                            Form 8-K dated June 13, 1997, and incorporated herein by
                            reference).
           4.26          -- Security and Pledge Agreement dated June 13, 1997 by
                            TransTexas in favor of TEC (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated June 13,
                            1997, and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.27          -- Disbursement Agreement dated June 13, 1997 among
                            TransTexas, TEC and Firstar Bank of Minnesota, as
                            disbursement agent and Trustee (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated June 13,
                            1997, and incorporated herein by reference).
           4.28          -- Forms of Mortgage dated June 13, 1997 between TransTexas and TransAmerican Energy Corporation, (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-4
                            (333-33803), and incorporated herein by reference).
           4.29          -- Intercreditor and Collateral Agency Agreement dated June
                            13, 1997 among Firstar Bank of Minnesota, TEC and
                            TransTexas (filed as an exhibit to TEC's Form 10-Q for
                            the quarter ended July 31, 1997, and incorporated herein
                            by reference).
           4.30          -- Registration Rights Agreement dated August 12, 1997, by and among TransTexas, Firstar Bank of Minnesota, N.A.,
                            TEC and TARC (filed as an exhibit to Post-Effective
                            Amendment No. 6 to TransTexas' Registration Statement on
                            Form S-4 (33-91494) and incorporated herein by
                            reference).
           4.31          -- First Supplemental Indenture dated as of September 2,
                            1997, between TransTexas, as issuer, and Bank One, N.A.,
                            as trustee (filed as an exhibit to TransTexas'
                            Registration Statement on Form S-4 (333-33803), and
                            incorporated herein by reference).
           4.32          -- First Amendment to Loan Agreement dated December 30, 1997 between TransTexas and TEC (filed as an exhibit to
                            TransTexas' annual report on Form 10-K for the year ended
                            January 31, 1998, and incorporated herein by reference).
           4.33          -- First Amendment to Disbursement Agreement dated December
                            30, 1997 between TransTexas, TEC and Firstar Bank of
                            Minnesota, as disbursement agent and Trustee (filed as an
                            exhibit to TransTexas' annual report on Form 10-K for the
                            year ended January 31, 1998, and incorporated herein by
                            reference).
           4.34          -- Second Amendment dated December 15, 1998 to Loan
                            Agreement between TransTexas and TEC (filed as an exhibit
                            to TEC's current report on Form 8-K dated February 23,
                            1999, and incorporated herein by reference).
          *4.35          -- Indenture dated March 15, 2000 between the Company and
                            Firstar Bank, N.A., Indenture Trustee, governing the
                            Company's 15% Senior Secured Notes due 2005 (the "Notes")
          *4.36          -- Form of Mortgage dated March 15, 2000 between the Company and Firstar Bank, N.A.
          *4.37          -- Security and Pledge Agreement dated March 15, 2000
                            between the Company and Firstar Bank, N.A.
          *4.38          -- Oil and Gas Revolving Credit and Term Loan Agreement
                            dated March 15, 2000 among GMAC Commercial Credit LLC, as
                            Lender and Agent, the Company, as Borrower, and Galveston
                            Bay Processing Corporation and Galveston Bay Pipeline
                            Company, as Guarantors.
          *4.39          -- Form of Mortgage dated March 15, 2000 between the Company and GMAC Commercial Credit LLC.
          *4.40          -- Security and Pledge Agreement dated March 15, 2000
                            between the Company and GMAC Commercial Credit LLC.
          *4.41          -- Intercreditor Agreement dated March 15, 2000 between
                            Firstar Bank, N.A. and GMAC Commercial Credit LLC.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *4.42          -- Warrant Agreement, including form of Warrant Certificate, dated March 15, 2000 between the Company and ChaseMellon
                            Shareholder Services, LLC, Warrant Agent.
          *4.43          -- Registration Rights Agreement dated March 15, 2000
                            between the Company and the holders of the Notes named
                            therein.
          *4.44          -- Registration Rights Agreement dated March 15, 2000
                            between the Company and the holders of the Class A Common
                            Stock named therein.
          *4.45          -- Registration Rights Agreement dated March 15, 2000
                            between the Company and the holders of the Senior
                            Preferred Stock named therein.
          *4.46          -- Registration Rights Agreement dated March 15, 2000
                            between the Company and the holders of the Junior
                            Preferred Stock named therein.
          10.1           -- Services Agreement dated August 24, 1993, by and among
                            TransTexas and TransAmerican (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated August 24,
                            1993, and incorporated herein by reference).
          10.2           -- Tax Allocation Agreement dated August 24, 1993, by and
                            among TransAmerican, TransTexas, and the other
                            subsidiaries of TransAmerican, as amended (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-1
                            (No. 33-75050), and incorporated herein by reference).
          10.3           -- Interruptible Gas Sales Terms and Conditions, between
                            TransTexas and TARC, as amended (filed as an exhibit to
                            TARC's Registration Statement on Form S-1 (No. 33-82200),
                            and incorporated herein by reference).
          10.4           -- Bank Group Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, and the Bank Group (filed as
                            an exhibit to TransTexas' current report on Form 8-K
                            dated August 24, 1993, and incorporated herein by
                            reference).
          10.5           -- Gas Purchase Agreement dated June 8, 1987, by and between
                            TransAmerican and The Coastal Corporation, as amended by
                            the Amendment to Gas Purchase Agreement dated February
                            13, 1990, by and between TransAmerican and Texcol Gas
                            Services, Inc., as successor to The Coastal Corporation
                            (filed as an exhibit to TransTexas' Registration
                            Statement on Form S-1 (No. 33-62740), and incorporated
                            herein by reference).
          10.6           -- Gas Purchase Agreement dated October 29, 1987, by and
                            between TransAmerican and The Coastal Corporation as
                            amended by the Amendment to Gas Purchase Agreement dated
                            February 13, 1990, by and between TransAmerican and
                            Texcol Gas Services, Inc., successor to The Coastal
                            Corporation (filed as an exhibit to TransTexas'
                            Registration Statement on Form S-1 (No. 33-62740), and
                            incorporated herein by reference).
          10.7           -- Gas Transportation Agreement dated the Effective Date (as therein defined), by and between TransAmerican and The
                            Coastal Corporation, as amended by the Amendment to Gas
                            Transportation Agreement dated February 13, 1990, by and
                            between TransAmerican and Texcol Gas Services, Inc.,
                            successor to The Coastal Corporation (filed as an exhibit
                            to TransTexas' Registration Statement on Form S-1 (No.
                            33-62740), and incorporated herein by reference).
          10.8           -- Firm Natural Gas Sales Agreement dated September 30,
                            1993, by and between TransTexas and Associated Natural
                            Gas, Inc. (filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended October 31, 1993, and incorporated
                            herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.9           -- Form of Indemnification Agreement by and between
                            TransTexas and each of its directors (filed as an exhibit
                            to TransTexas' current report on Form 8-K dated August
                            24, 1993 and incorporated herein by reference).
          10.10          -- Gas Purchase Agreement dated November 1, 1985, between
                            TransAmerican and Washington Gas and Light Company,
                            Frederick Gas Company, Inc., and Shenandoah Gas Company
                            (filed as an exhibit to TransTexas' Registration
                            Statement on Form S-1 (No. 33-75050), and incorporated
                            herein by reference).
          10.11          -- Natural Gas Sales Agreement between TransTexas and
                            Associated Natural Gas, Inc. dated September 30, 1993
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended October 31, 1993, and incorporated herein
                            by reference).
          10.12          -- Amendment Extending Gas Purchase Agreement between
                            TransTexas and Washington Gas Light Company, Inc., and
                            Shenandoah Gas Company, as amended, dated November 1,
                            1993 (filed as an exhibit to TransTexas' Form 10-Q for
                            the quarter ended January 31, 1994, and incorporated
                            herein by reference).
          10.13          -- Agreement for Purchase of Production Payment between
                            TransTexas and Southern States Exploration, Inc. dated
                            April 1, 1994 (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1994, and
                            incorporated herein by reference).
          10.14          -- Assignment of Proceeds Production Payment between
                            TransTexas and Southern States Exploration, Inc. dated
                            April 1, 1994 (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1994, and
                            incorporated herein by reference).
          10.15          -- Transfer Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, TTC, and John R. Stanley
                            (filed as an exhibit to TransTexas' current report on
                            Form 8-K dated August 24, 1993, and incorporated herein
                            by reference).
          10.16          -- Amended and Restated Accounts Receivable Management and
                            Security Agreement between TransTexas and BNY Financial
                            Corporation (filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended October 31, 1995, and incorporated
                            herein by reference).
          10.17          -- Note Purchase Agreement, dated as of May 10, 1996, among
                            TransTexas, TCW Shared Opportunity Fund II, L.P. and
                            Jefferies & Company, Inc. (filed as an exhibit to the
                            Company's Form 10-Q for the quarter ended April 30, 1996,
                            and incorporated herein by reference).
          10.18          -- Master Swap Agreement, dated June 6, 1996, between
                            TransTexas and AIG Trading Corporation (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            April 30, 1996, and incorporated herein by reference).
          10.19          -- Purchase Agreement, dated January 30, 1996, between
                            TransTexas and Sunflower Energy Finance Company (filed as
                            an exhibit to TransTexas' Form 10-Q for the quarter ended
                            April 30, 1996, and incorporated herein by reference).
          10.20          -- Production Payment Conveyance, executed on January 30,
                            1996, from TransTexas to Sunflower Energy Finance Company
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended April 30, 1996, and incorporated herein by
                            reference).
          10.21          -- First Supplement to Purchase Agreement, dated as of
                            February 12, 1996, among TransTexas, Sunflower Energy
                            Finance Company and TCW Portfolio No. 1555 DR V
                            Sub-Custody Partnership, L.P. (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.22          -- First Supplement to Production Payment Conveyance,
                            executed February 12, 1996, among TransTexas, Sunflower
                            Energy Finance Company and TCW Portfolio No. 1555 DR V
                            Sub-Custody Partnership, L.P. (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
          10.23          -- Purchase Agreement, dated May 14, 1996, among TransTexas,
                            TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
                            and Sunflower Energy Finance Company (filed as an exhibit
                            to TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
          10.24          -- Production Payment Conveyance, executed May 14, 1996,
                            from TransTexas to TCW Portfolio No. 1555 Dr V
                            Sub-Custody Partnership, L.P. and Sunflower Energy
                            Finance Company (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
          10.25          -- Employment Agreement between TransTexas and Richard
                            Bianchi dated August 12, 1996 (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended October 31,
                            1996, and incorporated herein by reference).
          10.26          -- Employment Agreement between TransTexas and Arnold
                            Brackenridge dated August 12, 1996 (filed as an exhibit
                            to TransTexas' Form 10-Q for the quarter ended October
                            31, 1996, and incorporated herein by reference).
          10.27          -- Stock Purchase Agreement dated as of May 29, 1997 by and between TransTexas and First Union Bank of Connecticut,
                            as trustee (filed as an exhibit to TransTexas' current
                            report on Form 8-K dated May 29, 1997, and incorporated
                            herein by reference).
          10.28          -- Interruptible Gas Transportation Agreement dated
                            Effective March 1, 1997 between TransTexas, as shipper,
                            and Lobo Pipeline Company, as transporter (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            July 31, 1997, and incorporated herein by reference).
          10.29          -- Intrastate Firm Gas Transportation Agreement dated
                            effective March 1, 1997 between TransTexas, as shipper,
                            and Lobo Pipeline Company, as transporter (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            July 31, 1997, and incorporated herein by reference).
          10.30          -- Master Services Contract dated May 30, 1997 between
                            Conoco Inc. and TransTexas (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended July 31,
                            1997, and incorporated herein by reference).
          10.31          -- Agreement for Services dated effective March 1, 1997
                            between Conoco Inc. and TransTexas (filed as an exhibit
                            to TransTexas' Form 10-Q for the quarter ended July 31,
                            1997, and incorporated herein by reference).
          10.32          -- Services Agreement dated June 13, 1997 among TNGC
                            Holdings Corporation, TransAmerican, TEC, TARC,
                            TransTexas and TTXD (filed as an exhibit to TransTexas'
                            Form 10-Q for the quarter ended July 31, 1997, and
                            incorporated herein by reference).
          10.33          -- Amendment No. 3 to Tax Allocation Agreement dated May 29,
                            1997 (filed as an exhibit to TransTexas' Form 10-Q for
                            the quarter ended July 31, 1997, and incorporated herein
                            by reference).
          10.34          -- Amendment No. 4 to Tax Allocation Agreement dated June
                            13, 1997 (filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended July 31, 1997, and incorporated
                            herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.35          -- Amendment No. 2 to Transfer Agreement dated May 29, 1997
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended July 31, 1997, and incorporated herein by
                            reference).
          10.36          -- Amendment No. 3 to Transfer Agreement dated June 13, 1997
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended July 31, 1997, and incorporated herein by
                            reference).
          10.37          -- Second Amended and Restated Accounts Receivable
                            Management Agreement dated October 14, 1997 between
                            TransTexas and BNY Financial Corporation (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            October 31, 1997, and incorporated herein by reference).
          10.38          -- Employment Agreement dated December 1, 1997 between
                            TransTexas and Arnold Brackenridge (filed as an exhibit
                            to TransTexas' annual report on Form 10-K for the year
                            ended January 31, 1998, and incorporated herein by
                            reference).
          10.39          -- Employment Agreement Settlement dated April 28, 1998
                            between TransTexas and Richard Bianchi (filed as an
                            exhibit to TransTexas' annual report on Form 10-K for the
                            year ended January 31, 1998, and incorporated herein by
                            reference).
          10.40          -- Severance Agreement dated November 21, 1997 between
                            TransTexas and Lee Muncy (filed as an exhibit to
                            TransTexas' annual report on Form 10-K for the year ended
                            January 31, 1998, and incorporated herein by reference).
          10.41          -- Purchase Agreement dated February 23, 1998 between
                            TransTexas and TCW (filed as an exhibit to TransTexas'
                            annual report on Form 10-K for the year ended January 31,
                            1998, and incorporated herein by reference).
          10.42          -- Production Payment Conveyance dated February 23, 1998
                            between TransTexas and TCW (filed as an exhibit to
                            TransTexas' annual report on Form 10-K for the year ended
                            January 31, 1998, and incorporated herein by reference).
          10.43          -- Asset Purchase Agreement dated May 26, 1998 by and among
                            TransTexas, Bayard Drilling, L.P. and Bayard Drilling
                            Technologies, Inc. (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated June 26, 1998, and
                            incorporated herein by reference).
          10.44          -- Employment Agreement between the Company and John R.
                            Stanley dated November 1, 1998 (filed as an exhibit to
                            the Company's annual report on Form 10-K for the year
                            ended January 31, 1999, and incorporated herein by
                            reference).
          10.45          -- Employment Agreement between the Company and Ed Donahue dated December 1, 1998 (filed as an exhibit to the
                            Company's annual report on Form 10-K for the year ended
                            January 31, 1999, and incorporated herein by reference).
          10.46          -- Credit Agreement dated April 27, 1999 among TransTexas,
                            Credit Suisse First Boston Management Corporation, the
                            Lenders named therein and TEC and TARC, as guarantors
                            (filed as an exhibit to the Company's annual report on
                            Form 10-K for the year ended January 31, 1999, and
                            incorporated herein by reference).
          10.47          -- Post-Petition Amendment No. 1 to Financing Agreement
                            dated as of April 19, 1999 between the Company and GMAC
                            Commercial Credit LLC (filed as an exhibit to the
                            Company's quarterly report on Form 10-Q for the quarter
                            ended April 30, 1999, and incorporated herein by
                            reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.48          -- Amendment No. 1 dated June 28, 1999 to Credit Agreement dated April 27, 1999 among TransTexas, Credit Suisse
                            First Boston Management Corporation, the Lenders named
                            therein, and TEC and TARC, as guarantors (filed as an
                            exhibit to the Company's quarterly report on Form 10-Q
                            for the quarter ended July 31, 1999, and incorporated
                            herein by reference).
          10.49          -- Employment Agreement dated November 8, 1999 between the
                            Company and Ronald P. Nowak (filed as an exhibit to the
                            Company's quarterly report on Form 10-Q for the quarter
                            ended October 31, 1999, and incorporated herein by
                            reference).
         *10.50          -- Employment Agreement dated March 17, 2000 between the
                            Company and John R. Stanley.
         *10.51          -- Severance Agreement dated May 27, 1998 between the
                            Company and Simon J. Ward.
         *10.52          -- Purchase Agreement dated March 14, 2000 between the
                            Company, Southern Producer Services, L.P.("SPS"), and TCW
                            Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.,
                            TCW DR VI Investment Partnership, L.P. and TCW Asset
                            Management Company ("TCW").
         *10.53          -- Production Payment Conveyance dated March 14, 2000
                            between the Company, SPS and TCW.
         *10.54          -- Gas and Natural Gas Liquids Purchase Agreement dated
                            March 14, 2000 between SPS and TTG.
         *10.55          -- Crude Oil Purchase Agreement dated March 14, 2000 between
                            SPS and TTG.
         *10.56          -- Natural Gas Treating and Condensate Handling Agreement
                            dated March 14, 2000 between Galveston Bay Processing
                            Corporation and SPS.
         *10.57          -- Third Amended and Restated Accounts Receivable Management
                            and Security Agreement dated March 15, 2000 between the
                            Company and GMAC Commercial Credit LLC.
         *10.58          -- Services Agreement dated March 17, 2000 between TNGC
                            Holdings Corporation and the Company.
          21.1           -- Schedule of Subsidiaries of TransTexas (filed as an
                            exhibit to the Company's annual report on Form 10-K for
                            the year ended January 31, 1999, and incorporated herein
                            by reference).
         *23.1           -- Consent of Netherland, Sewell & Associates, Inc.
         *27.1           -- Financial Data Schedule.

---------------

* filed herewith

     (b) There were no reports on Form 8-K filed during the three months ended January 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2000.

                                            TRANSTEXAS GAS CORPORATION

                                            By:     /s/ JOHN R. STANLEY
                                              ----------------------------------
                                                       John R. Stanley,
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 1, 2000.

                        NAME                                                TITLE
                        ----                                                -----

                 /s/ JOHN R. STANLEY                    Director and Chief Executive Officer
-----------------------------------------------------     (Principal Executive Officer)
                   John R. Stanley

                                                        Director
-----------------------------------------------------
                    John Whitmire

                /s/ WALTER S. PIONTEK                   Director
-----------------------------------------------------
                  Walter S. Piontek

                /s/ R. GERALD BENNETT                   Director
-----------------------------------------------------
                  R. Gerald Bennett

                  /s/ RONALD BENSON                     Director
-----------------------------------------------------
                    Ronald Benson

                   /s/ ED DONAHUE                       Vice President and Chief Financial Officer
-----------------------------------------------------     (Principal Financial and Accounting
                     Ed Donahue                           Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
TransTexas Gas Corporation:

     Our report on the consolidated financial statements of TransTexas Gas Corporation is included on page 20 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 53 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

Houston, Texas
May 1, 2000

                                                                     SCHEDULE II

                           TRANSTEXAS GAS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)

                                        BALANCE AT                                          BALANCE AT
                                        BEGINNING    ADDITIONS                  OTHER          END
DESCRIPTION                             OF PERIOD    AT COSTS    RETIREMENTS   CHANGES      OF PERIOD
-----------                             ----------   ---------   -----------   --------     ----------
PREDECESSOR:

Year Ended January 31, 1998:
  Valuation allowance -- accounts
     receivable.......................   $     --    $     --     $     --     $     --      $     --
                                         ========    ========     ========     ========      ========
Year Ended January 31, 1999:
  Valuation allowance -- accounts
     receivable.......................   $     --    $    191     $     --     $     --      $    191
                                         ========    ========     ========     ========      ========
Year Ended January 31, 2000:
  Valuation allowance -- accounts
     receivable.......................   $    191    $  2,898     $     --     $ (3,089)(1)  $     --(2)
                                         ========    ========     ========     ========      ========

---------------

(1) Adjustment for fresh-starting reporting.

(2) Successor balance at January 31, 2000.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Second Amended, Modified and Restated Plan of
                            Reorganization dated January 25, 2000 (filed as an
                            exhibit to the Company's current report on Form 8-K dated
                            February 7, 2000, and incorporated herein by reference).
           2.2           -- Order Confirming Plan of Reorganization dated February 7,
                            2000 (filed as an exhibit to the Company's current report
                            on Form 8-K dated February 7, 2000, and incorporated
                            herein by reference).
           3.1           -- Articles of Incorporation (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            33-75050), and incorporated herein by reference).
           3.2           -- By-laws of TransTexas (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            33-75050), and incorporated herein by reference).
           3.3           -- Amended and Restated Certificate of Incorporation (filed as an exhibit to the Company's Registration Statement on
                            Form 8-A (No. 0-30475), and incorporated herein by
                            reference).
           3.4           -- Certificate of Designation, Series A Senior Preferred
                            Stock (filed as an exhibit to the Company's Registration
                            Statement on Form 8-A (No. 0-30475), and incorporated
                            herein by reference).
           3.5           -- Certificate of Designation, Series A Junior Preferred
                            Stock (filed as an exhibit to the Company's Registration
                            Statement on Form 8-A (No. 0-30475), and incorporated
                            herein by reference).
           3.6           -- Amended and Restated Bylaws (filed as an exhibit to the
                            Company's Registration Statement on Form 8-A (No.
                            0-30475), and incorporated herein by reference).
           4.1           -- Indenture dated as of June 15, 1995, among TransTexas,
                            TTC and American Bank National Association, as Trustee
                            (the "Indenture Trustee"), with respect to the Senior
                            Secured Notes including the forms of Senior Secured Note
                            and Senior Secured Guarantee as exhibits (filed as an
                            exhibit to TransTexas' current report on Form 8-K dated
                            June 20, 1995, and incorporated herein by reference).
           4.2           -- Mortgage, Deed of Trust, Assignment of Production,
                            Security Agreement and Financing Statement, effective as
                            of June 23, 1995, from TransTexas to James A. Taylor, as
                            trustee for the benefit of the Indenture Trustee (filed
                            as an exhibit to TransTexas' current report on Form 8-K
                            dated June 20, 1995, and incorporated herein by
                            reference).
           4.3           -- Pipeline Mortgage, Deed of Trust, Assignment, Security
                            Agreement and Financing Statement, dated as of June 20,
                            1995, from TTC to James A. Taylor, as trustee for the
                            benefit of the Indenture Trustee (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated on June 20,
                            1995, and incorporated herein by reference).
           4.4           -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by TransTexas in favor of the
                            Indenture Trustee (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated June 20, 1995, and
                            incorporated herein by reference).
           4.5           -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by TTC in favor of the Indenture
                            Trustee (filed as an exhibit to TransTexas' current
                            report on Form 8-K dated June 20, 1995, and incorporated
                            herein by reference).
           4.6           -- Cash Collateral and Disbursement Agreement, dated as of
                            June 20, 1995, among TransTexas, the Indenture Trustee
                            and the Disbursement Agent (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated June 20,
                            1995, and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.7           -- Pledge and Security Agreement dated as of September 19,
                            1996, between TransAmerican Exploration Corporation and
                            Fleet National Bank (previously filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended October 31,
                            1996, and incorporated herein by reference).
           4.8           -- Registration Rights Agreement dated as of September 19,
                            1996, by and among TransTexas, TransAmerican,
                            TransAmerican Exploration Corporation and Fleet National
                            Bank (filed as an exhibit to TransTexas' Form 10-Q for
                            the quarter ended October 31, 1996, and incorporated
                            herein by reference).
           4.9           -- Pledge Agreement dated as of February 23, 1995, between
                            TEC and First Fidelity Bank, National Association, as
                            Trustee (filed as an exhibit to Post-Effective Amendment
                            No. 5 to TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.10          -- Pledge Agreement dated as of February 23, 1995, between
                            TARC and First Fidelity Bank, National Association, as
                            Trustee (filed as an exhibit to Post-Effective Amendment
                            No. 5 to TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.11          -- Registration Rights Agreement dated as of February 23,
                            1995, among TransTexas, TARC and TEC (filed as an exhibit
                            to Post-Effective Amendment No. 5 to the Company's
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.12          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and Halliburton Company (filed
                            as an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.13          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and RECO Industries, Inc.
                            (filed as an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.14          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and Frito-Lay, Inc. (filed as
                            an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.15          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and EM Sector Holdings, Inc.
                            (filed as an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.16          -- Stock Pledge Agreement dated January 27, 1995, between
                            TransAmerican and ITT Commercial Corp. (filed as an
                            exhibit to Post-Effective Amendment No. 5 to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.17          -- Registration Rights Agreement dated January 27, 1995,
                            among TransAmerican, TransTexas and ITT Commercial
                            Finance Corp. (filed as an exhibit to Post-Effective
                            Amendment No. 5 to TransTexas' Registration Statement on
                            Form S-3 (33-91494), and incorporated herein by
                            reference).
           4.18          -- Note Purchase Agreement dated December 13, 1996 between
                            TransTexas and the Purchasers of 13 1/4% Series A Senior
                            Subordinated Notes due 2003 (filed as an exhibit to
                            Post-Effective Amendment No. 5 to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.19          -- Indenture dated December 13, 1996 between TransTexas and
                            Bank One, Columbus, NA, as Trustee (filed as an exhibit
                            to Post-Effective Amendment No. 5 to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.20          -- Registration Rights Agreement dated December 13, 1996
                            between TransTexas and each of the Purchasers of the
                            Subordinated Notes (filed as an exhibit to Post-
                            Effective Amendment No. 5 to TransTexas' Registration
                            Statement on Form S-3 (33-91494), and incorporated herein
                            by reference).
           4.21          -- First Supplemental Indenture dated May 29, 1997 by and
                            among TransTexas, TTC and Firstar Bank of Minnesota,
                            N.A., as trustee (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated May 29, 1997, and
                            incorporated herein by reference).
           4.22          -- Second Supplemental Indenture dated June 13, 1997 between
                            TransTexas, as issuer, and Firstar Bank of Minnesota,
                            N.A., as trustee (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated June 13, 1997, and
                            incorporated herein by reference).
           4.23          -- Indenture dated June 13, 1997 governing TransTexas'
                            Senior Subordinated Notes due 2001 between TransTexas, as
                            issuer, and Bank One, N.A., as trustee (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-4
                            (333-33803), and incorporated herein by reference).
           4.24          -- Registration Rights Agreement dated June 13, 1997 between
                            TransTexas and the holders of TransTexas' Senior
                            Subordinated Notes due 2001 (filed as an exhibit
                            TransTexas' Registration Statement on Form S-4
                            (333-33803), and incorporated herein by reference).
           4.25          -- Loan Agreement dated June 13, 1997 between TransTexas and
                            TEC (filed as an exhibit to TransTexas' current report on
                            Form 8-K dated June 13, 1997, and incorporated herein by
                            reference).
           4.26          -- Security and Pledge Agreement dated June 13, 1997 by
                            TransTexas in favor of TEC (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated June 13,
                            1997, and incorporated herein by reference).
           4.27          -- Disbursement Agreement dated June 13, 1997 among
                            TransTexas, TEC and Firstar Bank of Minnesota, as
                            disbursement agent and Trustee (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated June 13,
                            1997, and incorporated herein by reference).
           4.28          -- Forms of Mortgage dated June 13, 1997 between TransTexas and TransAmerican Energy Corporation, (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-4
                            (333-33803), and incorporated herein by reference).
           4.29          -- Intercreditor and Collateral Agency Agreement dated June
                            13, 1997 among Firstar Bank of Minnesota, TEC and
                            TransTexas (filed as an exhibit to TEC's Form 10-Q for
                            the quarter ended July 31, 1997, and incorporated herein
                            by reference).
           4.30          -- Registration Rights Agreement dated August 12, 1997, by and among TransTexas, Firstar Bank of Minnesota, N.A.,
                            TEC and TARC (filed as an exhibit to Post-Effective
                            Amendment No. 6 to TransTexas' Registration Statement on
                            Form S-4 (33-91494) and incorporated herein by
                            reference).
           4.31          -- First Supplemental Indenture dated as of September 2,
                            1997, between TransTexas, as issuer, and Bank One, N.A.,
                            as trustee (filed as an exhibit to TransTexas'
                            Registration Statement on Form S-4 (333-33803), and
                            incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.32          -- First Amendment to Loan Agreement dated December 30, 1997 between TransTexas and TEC (filed as an exhibit to
                            TransTexas' annual report on Form 10-K for the year ended
                            January 31, 1998, and incorporated herein by reference).
           4.33          -- First Amendment to Disbursement Agreement dated December
                            30, 1997 between TransTexas, TEC and Firstar Bank of
                            Minnesota, as disbursement agent and Trustee (filed as an
                            exhibit to TransTexas' annual report on Form 10-K for the
                            year ended January 31, 1998, and incorporated herein by
                            reference).
           4.34          -- Second Amendment dated December 15, 1998 to Loan
                            Agreement between TransTexas and TEC (filed as an exhibit
                            to TEC's current report on Form 8-K dated February 23,
                            1999, and incorporated herein by reference).
          *4.35          -- Indenture dated March 15, 2000 between the Company and
                            Firstar Bank, N.A., Indenture Trustee, governing the
                            Company's 15% Senior Secured Notes due 2005 (the
                            "Notes").
          *4.36          -- Form of Mortgage dated March 15, 2000 between the Company and Firstar Bank, N.A.
          *4.37          -- Security and Pledge Agreement dated March 15, 2000
                            between the Company and Firstar Bank, N.A.
          *4.38          -- Oil and Gas Revolving Credit and Term Loan Agreement
                            dated March 15, 2000 among GMAC Commercial Credit LLC, as
                            Lender and Agent, the Company, as Borrower, and Galveston
                            Bay Processing Corporation and Galveston Bay Pipeline
                            Company, as Guarantors.
          *4.39          -- Form of Mortgage dated March 15, 2000 between the Company and GMAC Commercial Credit LLC.
          *4.40          -- Security and Pledge Agreement dated March 15, 2000
                            between the Company and GMAC Commercial Credit LLC.
          *4.41          -- Intercreditor Agreement dated March 15, 2000 between
                            Firstar Bank, N.A. and GMAC Commercial Credit LLC.
          *4.42          -- Warrant Agreement, including form of Warrant Certificate, dated March 15, 2000 between the Company and ChaseMellon
                            Shareholder Services, LLC, Warrant Agent.
          *4.43          -- Registration Rights Agreement dated March 15, 2000
                            between the Company and the holders of the Notes named
                            therein.
          *4.44          -- Registration Rights Agreement dated March 15, 2000
                            between the Company and the holders of the Class A Common
                            Stock named therein.
          *4.45          -- Registration Rights Agreement dated March 15, 2000
                            between the Company and the holders of the Senior
                            Preferred Stock named therein.
          *4.46          -- Registration Rights Agreement dated March 15, 2000
                            between the Company and the holders of the Junior
                            Preferred Stock named therein.
          10.1           -- Services Agreement dated August 24, 1993, by and among
                            TransTexas and TransAmerican (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated August 24,
                            1993, and incorporated herein by reference).
          10.2           -- Tax Allocation Agreement dated August 24, 1993, by and
                            among TransAmerican, TransTexas, and the other
                            subsidiaries of TransAmerican, as amended (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-1
                            (No. 33-75050), and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.3           -- Interruptible Gas Sales Terms and Conditions, between
                            TransTexas and TARC, as amended (filed as an exhibit to
                            TARC's Registration Statement on Form S-1 (No. 33-82200),
                            and incorporated herein by reference).
          10.4           -- Bank Group Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, and the Bank Group (filed as
                            an exhibit to TransTexas' current report on Form 8-K
                            dated August 24, 1993, and incorporated herein by
                            reference).
          10.5           -- Gas Purchase Agreement dated June 8, 1987, by and between
                            TransAmerican and The Coastal Corporation, as amended by
                            the Amendment to Gas Purchase Agreement dated February
                            13, 1990, by and between TransAmerican and Texcol Gas
                            Services, Inc., as successor to The Coastal Corporation
                            (filed as an exhibit to TransTexas' Registration
                            Statement on Form S-1 (No. 33-62740), and incorporated
                            herein by reference).
          10.6           -- Gas Purchase Agreement dated October 29, 1987, by and
                            between TransAmerican and The Coastal Corporation as
                            amended by the Amendment to Gas Purchase Agreement dated
                            February 13, 1990, by and between TransAmerican and
                            Texcol Gas Services, Inc., successor to The Coastal
                            Corporation (filed as an exhibit to TransTexas'
                            Registration Statement on Form S-1 (No. 33-62740), and
                            incorporated herein by reference).
          10.7           -- Gas Transportation Agreement dated the Effective Date (as therein defined), by and between TransAmerican and The
                            Coastal Corporation, as amended by the Amendment to Gas
                            Transportation Agreement dated February 13, 1990, by and
                            between TransAmerican and Texcol Gas Services, Inc.,
                            successor to The Coastal Corporation (filed as an exhibit
                            to TransTexas' Registration Statement on Form S-1 (No.
                            33-62740), and incorporated herein by reference).
          10.8           -- Firm Natural Gas Sales Agreement dated September 30,
                            1993, by and between TransTexas and Associated Natural
                            Gas, Inc. (filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended October 31, 1993, and incorporated
                            herein by reference).
          10.9           -- Form of Indemnification Agreement by and between
                            TransTexas and each of its directors (filed as an exhibit
                            to TransTexas' current report on Form 8-K dated August
                            24, 1993 and incorporated herein by reference).
          10.10          -- Gas Purchase Agreement dated November 1, 1985, between
                            TransAmerican and Washington Gas and Light Company,
                            Frederick Gas Company, Inc., and Shenandoah Gas Company
                            (filed as an exhibit to TransTexas' Registration
                            Statement on Form S-1 (No. 33-75050), and incorporated
                            herein by reference).
          10.11          -- Natural Gas Sales Agreement between TransTexas and
                            Associated Natural Gas, Inc. dated September 30, 1993
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended October 31, 1993, and incorporated herein
                            by reference).
          10.12          -- Amendment Extending Gas Purchase Agreement between
                            TransTexas and Washington Gas Light Company, Inc., and
                            Shenandoah Gas Company, as amended, dated November 1,
                            1993 (filed as an exhibit to TransTexas' Form 10-Q for
                            the quarter ended January 31, 1994, and incorporated
                            herein by reference).
          10.13          -- Agreement for Purchase of Production Payment between
                            TransTexas and Southern States Exploration, Inc. dated
                            April 1, 1994 (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1994, and
                            incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.14          -- Assignment of Proceeds Production Payment between
                            TransTexas and Southern States Exploration, Inc. dated
                            April 1, 1994 (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1994, and
                            incorporated herein by reference).
          10.15          -- Transfer Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, TTC, and John R. Stanley
                            (filed as an exhibit to TransTexas' current report on
                            Form 8-K dated August 24, 1993, and incorporated herein
                            by reference).
          10.16          -- Amended and Restated Accounts Receivable Management and
                            Security Agreement between TransTexas and BNY Financial
                            Corporation (filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended October 31, 1995, and incorporated
                            herein by reference).
          10.17          -- Note Purchase Agreement, dated as of May 10, 1996, among
                            TransTexas, TCW Shared Opportunity Fund II, L.P. and
                            Jefferies & Company, Inc. (filed as an exhibit to the
                            Company's Form 10-Q for the quarter ended April 30, 1996,
                            and incorporated herein by reference).
          10.18          -- Master Swap Agreement, dated June 6, 1996, between
                            TransTexas and AIG Trading Corporation (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            April 30, 1996, and incorporated herein by reference).
          10.19          -- Purchase Agreement, dated January 30, 1996, between
                            TransTexas and Sunflower Energy Finance Company (filed as
                            an exhibit to TransTexas' Form 10-Q for the quarter ended
                            April 30, 1996, and incorporated herein by reference).
          10.20          -- Production Payment Conveyance, executed on January 30,
                            1996, from TransTexas to Sunflower Energy Finance Company
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended April 30, 1996, and incorporated herein by
                            reference).
          10.21          -- First Supplement to Purchase Agreement, dated as of
                            February 12, 1996, among TransTexas, Sunflower Energy
                            Finance Company and TCW Portfolio No. 1555 DR V
                            Sub-Custody Partnership, L.P. (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
          10.22          -- First Supplement to Production Payment Conveyance,
                            executed February 12, 1996, among TransTexas, Sunflower
                            Energy Finance Company and TCW Portfolio No. 1555 DR V
                            Sub-Custody Partnership, L.P. (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
          10.23          -- Purchase Agreement, dated May 14, 1996, among TransTexas,
                            TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
                            and Sunflower Energy Finance Company (filed as an exhibit
                            to TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
          10.24          -- Production Payment Conveyance, executed May 14, 1996,
                            from TransTexas to TCW Portfolio No. 1555 Dr V
                            Sub-Custody Partnership, L.P. and Sunflower Energy
                            Finance Company (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
          10.25          -- Employment Agreement between TransTexas and Richard
                            Bianchi dated August 12, 1996 (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended October 31,
                            1996, and incorporated herein by reference).
          10.26          -- Employment Agreement between TransTexas and Arnold
                            Brackenridge dated August 12, 1996 (filed as an exhibit
                            to TransTexas' Form 10-Q for the quarter ended October
                            31, 1996, and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.27          -- Stock Purchase Agreement dated as of May 29, 1997 by and between TransTexas and First Union Bank of Connecticut,
                            as trustee (filed as an exhibit to TransTexas' current
                            report on Form 8-K dated May 29, 1997, and incorporated
                            herein by reference).
          10.28          -- Interruptible Gas Transportation Agreement dated
                            Effective March 1, 1997 between TransTexas, as shipper,
                            and Lobo Pipeline Company, as transporter (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            July 31, 1997, and incorporated herein by reference).
          10.29          -- Intrastate Firm Gas Transportation Agreement dated
                            effective March 1, 1997 between TransTexas, as shipper,
                            and Lobo Pipeline Company, as transporter (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            July 31, 1997, and incorporated herein by reference).
          10.30          -- Master Services Contract dated May 30, 1997 between
                            Conoco Inc. and TransTexas (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended July 31,
                            1997, and incorporated herein by reference).
          10.31          -- Agreement for Services dated effective March 1, 1997
                            between Conoco Inc. and TransTexas (filed as an exhibit
                            to TransTexas' Form 10-Q for the quarter ended July 31,
                            1997, and incorporated herein by reference).
          10.32          -- Services Agreement dated June 13, 1997 among TNGC
                            Holdings Corporation, TransAmerican, TEC, TARC,
                            TransTexas and TTXD (filed as an exhibit to TransTexas'
                            Form 10-Q for the quarter ended July 31, 1997, and
                            incorporated herein by reference).
          10.33          -- Amendment No. 3 to Tax Allocation Agreement dated May 29,
                            1997 (filed as an exhibit to TransTexas' Form 10-Q for
                            the quarter ended July 31, 1997, and incorporated herein
                            by reference).
          10.34          -- Amendment No. 4 to Tax Allocation Agreement dated June
                            13, 1997 (filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended July 31, 1997, and incorporated
                            herein by reference).
          10.35          -- Amendment No. 2 to Transfer Agreement dated May 29, 1997
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended July 31, 1997, and incorporated herein by
                            reference).
          10.36          -- Amendment No. 3 to Transfer Agreement dated June 13, 1997
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended July 31, 1997, and incorporated herein by
                            reference).
          10.37          -- Second Amended and Restated Accounts Receivable
                            Management Agreement dated October 14, 1997 between
                            TransTexas and BNY Financial Corporation (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            October 31, 1997, and incorporated herein by reference).
          10.38          -- Employment Agreement dated December 1, 1997 between
                            TransTexas and Arnold Brackenridge (filed as an exhibit
                            to TransTexas' annual report on Form 10-K for the year
                            ended January 31, 1998, and incorporated herein by
                            reference).
          10.39          -- Employment Agreement Settlement dated April 28, 1998
                            between TransTexas and Richard Bianchi (filed as an
                            exhibit to TransTexas' annual report on Form 10-K for the
                            year ended January 31, 1998, and incorporated herein by
                            reference).
          10.40          -- Severance Agreement dated November 21, 1997 between
                            TransTexas and Lee Muncy (filed as an exhibit to
                            TransTexas' annual report on Form 10-K for the year ended
                            January 31, 1998, and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.41          -- Purchase Agreement dated February 23, 1998 between
                            TransTexas and TCW (filed as an exhibit to TransTexas'
                            annual report on Form 10-K for the year ended January 31,
                            1998, and incorporated herein by reference).
          10.42          -- Production Payment Conveyance dated February 23, 1998
                            between TransTexas and TCW (filed as an exhibit to
                            TransTexas' annual report on Form 10-K for the year ended
                            January 31, 1998, and incorporated herein by reference).
          10.43          -- Asset Purchase Agreement dated May 26, 1998 by and among
                            TransTexas, Bayard Drilling, L.P. and Bayard Drilling
                            Technologies, Inc. (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated June 26, 1998, and
                            incorporated herein by reference).
          10.44          -- Employment Agreement between the Company and John R.
                            Stanley dated November 1, 1998 (filed as an exhibit to
                            the Company's annual report on Form 10-K for the year
                            ended January 31, 1999, and incorporated herein by
                            reference).
          10.45          -- Employment Agreement between the Company and Ed Donahue dated December 1, 1998 (filed as an exhibit to the
                            Company's annual report on Form 10-K for the year ended
                            January 31, 1999, and incorporated herein by reference).
          10.46          -- Credit Agreement dated April 27, 1999 among TransTexas,
                            Credit Suisse First Boston Management Corporation, the
                            Lenders named therein and TEC and TARC, as guarantors
                            (filed as an exhibit to the Company's annual report on
                            Form 10-K for the year ended January 31, 1999, and
                            incorporated herein by reference).
          10.47          -- Post-Petition Amendment No. 1 to Financing Agreement
                            dated as of April 19, 1999 between the Company and GMAC
                            Commercial Credit LLC (filed as an exhibit to the
                            Company's quarterly report on Form 10-Q for the quarter
                            ended April 30, 1999, and incorporated herein by
                            reference).
          10.48          -- Amendment No. 1 dated June 28, 1999 to Credit Agreement dated April 27, 1999 among TransTexas, Credit Suisse
                            First Boston Management Corporation, the Lenders named
                            therein, and TEC and TARC, as guarantors (filed as an
                            exhibit to the Company's quarterly report on Form 10-Q
                            for the quarter ended July 31, 1999, and incorporated
                            herein by reference).
          10.49          -- Employment Agreement dated November 8, 1999 between the
                            Company and Ronald P. Nowak (filed as an exhibit to the
                            Company's quarterly report on Form 10-Q for the quarter
                            ended October 31, 1999, and incorporated herein by
                            reference).
         *10.50          -- Employment Agreement dated March 17, 2000 between the
                            Company and John R. Stanley.
         *10.51          -- Severance Agreement dated May 27, 1998 between the
                            Company and Simon J. Ward.
         *10.52          -- Purchase Agreement dated March 14, 2000 between the
                            Company, Southern Producer Services, L.P.("SPS"), and TCW
                            Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.,
                            TCW DR VI Investment Partnership, L.P. and TCW Asset
                            Management Company ("TCW").
         *10.53          -- Production Payment Conveyance dated March 14, 2000
                            between the Company, SPS and TCW.
         *10.54          -- Gas and Natural Gas Liquids Purchase Agreement dated
                            March 14, 2000 between SPS and TTG.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *10.55          -- Crude Oil Purchase Agreement dated March 14, 2000 between
                            SPS and TTG.
         *10.56          -- Natural Gas Treating and Condensate Handling Agreement
                            dated March 14, 2000 between Galveston Bay Processing
                            Corporation and SPS.
         *10.57          -- Third Amended and Restated Accounts Receivable Management
                            and Security Agreement dated March 15, 2000 between the
                            Company and GMAC Commercial Credit LLC.
         *10.58          -- Services Agreement dated March 17, 2000 between TNGC
                            Holdings Corporation and the Company.
          21.1           -- Schedule of Subsidiaries of TransTexas (filed as an
                            exhibit to the Company's annual report on Form 10-K for
                            the year ended January 31, 1999, and incorporated herein
                            by reference).
         *23.1           -- Consent of Netherland, Sewell & Associates, Inc.
         *27.1           -- Financial Data Schedule.

---------------

* filed herewith