Form 10-Q
period 2000-04-30
TRANSTEXAS GAS CORP
filed 2000-06-14
CIK 904977

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


                  For the Quarterly Period Ended April 30, 2000

                         Commission File Number 0-30475

                                 --------------

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

                                 --------------

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

         The number of shares of common stock of the registrant outstanding on June 14, 2000 was 1,250,000, consisting of 1,002,500 shares of Class A Common Stock and 247,500 shares of Class B Common Stock.


================================================================================

                           TRANSTEXAS GAS CORPORATION

                                TABLE OF CONTENTS



                                                                                                              PAGE
                                                                                                              ----

                                                      PART I.
                                               FINANCIAL INFORMATION

Item 1.    Financial Statements:

              Report of Independent Accountants............................................................    2

              Condensed Consolidated Balance Sheet as of April 30, 2000 and January 31, 2000...............    3

              Condensed Consolidated Statement of Operations for the three months ended
                  April 30, 2000 and 1999..................................................................    4

              Condensed Consolidated Statement of Cash Flows for the three months ended
                  April 30, 2000 and 1999..................................................................    5

              Notes to Condensed Consolidated Financial Statements.........................................    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
               of Operations...............................................................................   18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................   23



                                                     PART II.
                                                 OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................   25

Item 2.    Changes in Securities and Use of Proceeds.......................................................   25

Item 6.    Exhibits and Reports on Form 8-K................................................................   25

Signature..................................................................................................   26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of TransTexas Gas Corporation

     We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation (successor) as of April 30, 2000, the related condensed consolidated statements of operations and of cash flows for the three months ended April 30, 2000 and the related condensed consolidated statements of operations and of cash flows of TransTexas Gas Corporation (predecessor) for the three months ended April 30, 1999 (successor and predecessor are collectively referred to as the "Company"). These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 31, 2000, and the related consolidated statements of operations, of stockholders' equity (deficit), and of cash flows for the year then ended (not presented herein); and in our report dated May 1, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP


Houston, Texas
June 14, 2000

                           TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                     APRIL 30,       JANUARY 31,
                                                                                        2000            2000
                                                                                     ----------      -----------

                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................................     $    5,152      $   18,288
   Accounts receivable .........................................................         33,217          19,592
   Receivable from affiliates ..................................................          1,099           1,107
   Inventories .................................................................          1,286           1,741
   Other current assets ........................................................          1,845             926
                                                                                     ----------      ----------
        Total current assets ...................................................         42,599          41,654
                                                                                     ----------      ----------

Property and equipment .........................................................        349,230         327,087
Less accumulated depreciation, depletion and amortization ......................         21,413              --
                                                                                     ----------      ----------

   Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $94,906 and $90,000 was excluded from amortization at April 30, 2000 and January 31, 2000,
     respectively ..............................................................        327,817         327,087
                                                                                     ----------      ----------
Other assets, net ..............................................................          2,616             513
                                                                                     ----------      ----------
                                                                                     $  373,032      $  369,254
                                                                                     ==========      ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current maturities of long-term debt ........................................     $    5,218      $    6,934
   Accounts payable ............................................................         10,951          15,759
   Accrued liabilities .........................................................         18,678          10,061
                                                                                     ----------      ----------
        Total current liabilities ..............................................         34,847          32,754
                                                                                     ----------      ----------

Long-term debt, less current maturities ........................................        275,250          48,290
Production payments, less current portion ......................................         30,573          32,460
Note payable to affiliate ......................................................             --         196,346
Deferred income taxes ..........................................................         10,000          10,000
Other liabilities ..............................................................         24,594          49,404

Redeemable preferred stock .....................................................          4,920              --

Commitments and contingencies (Note 7) .........................................             --              --

Stockholders' deficit:
   Common stock, $0.01 par value, 100,247,500 shares and 100,000,000 shares authorized at April 30, 2000 and January 31, 2000; 1,250,000 shares and 57,515,566 shares issued and outstanding at April 30, 2000
     and January 31, 2000 ......................................................             12             740
   Additional paid-in capital ..................................................            (12)           (740)
   Accumulated deficit .........................................................         (7,152)             --
                                                                                     ----------      ----------
        Total stockholders' deficit ............................................         (7,152)             --
                                                                                     ----------      ----------
                                                                                     $  373,032      $  369,254
                                                                                     ==========      ==========



     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                  SUCCESSOR         PREDECESSOR
                                                                 ------------       ------------
                                                                       THREE MONTHS ENDED
                                                                            APRIL 30,
                                                                 -------------------------------
                                                                     2000              1999
                                                                 ------------   |   ------------
                                                                                |
                                                                                |
Revenues:                                                                       |
   Gas, condensate and natural gas liquids .................     $     37,902   |   $     18,393
   Loss on the sale of assets ..............................               --   |           (502)
   Other ...................................................              577   |          1,174
                                                                 ------------   |   ------------
     Total revenues ........................................           38,479   |         19,065
                                                                 ------------   |   ------------
                                                                                |
Costs and expenses:                                                             |
   Operating ...............................................            3,204   |          6,880
   Depreciation, depletion and amortization ................           21,429   |         17,805
   General and administrative ..............................            5,412   |          5,937
   Taxes other than income taxes ...........................            1,485   |          1,660
                                                                 ------------   |   ------------
     Total costs and expenses ..............................           31,530   |         32,282
                                                                 ------------   |   ------------
     Operating income (loss) ...............................            6,949   |        (13,217)
                                                                 ------------   |   ------------
                                                                                |
Other income (expense):                                                         |
   Interest income .........................................              173   |             49
   Interest expense, net ...................................           (9,354)  |        (22,713)
                                                                 ------------   |   ------------
     Total other income (expense) ..........................           (9,181)  |        (22,664)
                                                                 ------------   |   ------------
     Net loss ..............................................     $     (2,232)  |   $    (35,881)
                                                                 ============   |   ============
Accretion of preferred stock ...............................     $      4,920   |   $         --
                                                                 ============   |   ============
     Net loss available to common stockholders .............     $     (7,152)  |   $    (35,881)
                                                                 ============   |   ============
                                                                                |
Basic and diluted net loss per share .......................     $      (5.72)  |   $      (0.62)
                                                                 ============   |   ============
                                                                                |
Weighted average number of shares outstanding for basic                         |
   and diluted net loss per share ..........................        1,250,000   |     57,515,566
                                                                 ============   |   ============


     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                            SUCCESSOR        PREDECESSOR
                                                                           ------------      ------------
                                                                                 THREE MONTHS ENDED
                                                                                      APRIL 30,
                                                                           ------------------------------
                                                                               2000              1999
                                                                           ------------   |   ------------
                                                                                          |
                                                                                          |
Operating activities:                                                                     |
   Net loss ..........................................................     $     (2,232)  |  $    (35,881)
   Adjustments to reconcile net loss to net cash provided (used) by                       |
    operating activities:                                                                 |
      Depreciation, depletion and amortization .......................           21,429   |        17,805
      Accretion of discount on long-term debt ........................            3,503   |            --
      Amortization of debt issue costs ...............................               17   |         1,677
      Loss on the sale of assets .....................................               --   |           502
      Changes in assets and liabilities:                                                  |
        Accounts receivable ..........................................          (13,625)  |        (2,501)
        Receivable from affiliates ...................................                8   |            36
        Inventories ..................................................              455   |            32
        Other current assets .........................................             (919)  |           446
        Accounts payable .............................................           (4,235)  |          (219)
        Accrued interest payable to affiliates .......................               --   |        14,722
        Accrued liabilities ..........................................            6,422   |         4,436
        Transactions with affiliates, net ............................               --   |           700
        Other assets .................................................             (171)  |           878
        Other liabilities ............................................          (25,052)  |        (1,796)
                                                                           ------------   |  ------------
           Net cash provided (used) by operating activities ..........          (14,400)  |           837
                                                                           ------------   |  ------------
                                                                                          |
Investing activities:                                                                     |
   Capital expenditures ..............................................          (22,072)  |        (1,189)
   Proceeds from the sale of assets ..................................              581   |           550
                                                                           ------------   |  ------------
           Net cash used by investing activities .....................          (21,491)  |          (639)
                                                                           ------------   |  ------------
                                                                                          |
Financing activities:                                                                     |
   Issuance of production payments ...................................            4,500   |            --
   Principal payments on production payments .........................           (4,604)  |        (1,054)
   Issuance of note payable ..........................................               --   |         6,000
   Issuance of long-term debt ........................................           32,500   |            --
   Principal payments on long-term debt ..............................          (12,142)  |            --
   Revolving credit agreement, net ...................................            4,456   |            29
   Debt issue costs ..................................................           (1,955)  |          (187)
                                                                           ------------   |  ------------
           Net cash provided by financing activities .................           22,755   |         4,788
                                                                           ------------   |  ------------
           Increase (decrease) in cash and cash equivalents ..........          (13,136)  |         4,986
Beginning cash and cash equivalents ..................................           18,288   |         3,775
                                                                           ------------   |  ------------
Ending cash and cash equivalents .....................................     $      5,152   |  $      8,761
                                                                           ============   |   ============



     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    GENERAL

      In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransTexas Gas Corporation ("TransTexas" or the "Company") as of April 30, 2000 and the results of its operations and cash flows for the interim periods ended April 30, 2000 and 1999. The condensed consolidated balance sheet as of January 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in TransTexas' annual report on Form 10-K for the year ended January 31, 2000. Unless otherwise noted, the terms "TransTexas" and the "Company" refer to TransTexas Gas Corporation and its subsidiaries, including Galveston Bay Processing Corporation and Galveston Bay Pipeline Company. Prior to March 17, 2000 (the "Effective Date"), TransTexas was a subsidiary of TransAmerican Energy Corporation ("TEC"), which is an indirect subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican").

    Recently Issued Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In July 1999, the FASB issued SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133," which delays the effective date for one year, to fiscal years beginning after June 15, 2000. TransTexas is evaluating the impact of the provisions of SFAS 133.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Management of the Company believes that SAB No. 101 will not have a material impact on the Company.

2.    REORGANIZATION

      On April 19, 1999, TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On April 20, 1999, TEC and its wholly owned subsidiary, TransAmerican Refining Corporation ("TARC") also filed voluntary petitions under Chapter 11. On May 20, 1999, the cases were transferred to the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "Bankruptcy Court"). The bankruptcy cases are being jointly administered. TransTexas' Chapter 11 filing did not include its subsidiaries, including Galveston Bay Processing and Galveston Bay Pipeline. TransTexas filed its bankruptcy petition in order to preserve cash and to give the Company the opportunity to restructure its debt. The Company's Second Amended, Modified and Restated Plan of Reorganization dated January 25, 2000 (the "Plan") was confirmed by the Bankruptcy Court on February 7, 2000. The Effective Date of the Plan is March 17, 2000.

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

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


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

          (c) 52,500 shares of Class A Common Stock and warrants exercisable to purchase 109,375 shares of Class A Common Stock at a price of $120 per share to the holders of the old TransTexas common stock who were not Affiliates of the Debtor (as defined in the Plan); and

          (d) all of the Class B Common Stock and warrants exercisable to purchase 515,625 shares of Class A Common Stock at an exercise price of $120 per share to John R. Stanley;

     (4) issued $6.7 million in secured notes in exchange for old secured notes and related accrued interest; and

     (5) canceled all of the old TransTexas common stock and 13 3/4% Senior Subordinated Notes.

     The January 31, 2000 consolidated balance sheet is the opening balance sheet of reorganized TransTexas, the successor company. The January 31, 2000 consolidated balance sheet includes all adjustments necessary to reflect assets at the reorganization value and the Plan's treatment of creditor claims and previous equity interests. Since the January 31, 2000 consolidated balance sheet was affected by fresh-start reporting, it is not comparable in certain material respects to the consolidated balance sheets of any prior period. The consolidated statements of operations and cash flows for the three months ended April 30, 1999 reflect the activities of the predecessor reporting entity.

     Pursuant to fresh-start reporting, the Company's reorganization value as of January 31, 2000 was estimated by management and allocated to identified assets based on their relative fair values. Postpetition liabilities were valued at the present value of amounts to be paid. The present value of liabilities has been adjusted for imputed interest at a rate of 15% for the period from February 1, 2000 to the Effective Date of the Plan. The imputed interest was charged to interest expense during the three months ended April 30, 2000.

     Based on the reorganization value of the Company, the fair value of the Preferred Stock and Common Stock was estimated to be zero. The Senior Preferred Stock and Junior Preferred Stock are mandatorily redeemable in 2006 and 2010, respectively. As a result, the Company will accrete, in the form of a non-cash dividend deducted from net income available to common stockholders and charged to retained earnings, an amount equal to the combined redemption amount totaling $243.2 million (initial liquidation value) over the period prior to redemption. For the three months ended April 30, 2000, accretion of preferred stock totaled $4.9 million. In addition, earnings available to common stockholders will be reduced by dividends accrued on the Preferred Stock. Accrued preferred stock dividends will be recorded at fair value. Any difference between the initial fair value and the redemption value will be accreted in the same manner as described above.

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

     The Series A Senior Preferred Stock (the "Senior Preferred Stock") has a liquidation preference of $1.00 per share plus accrued and unpaid dividends. The terms of the Senior Preferred Stock include a cumulative dividend preference, payable quarterly out of funds legally available therefor, if any. During the first two years following the

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


Effective Date, the Company will be required to pay cash dividends at a rate of $0.10 per share per annum, or, at its option, in-kind dividends of additional shares of Senior Preferred Stock at a rate of $0.20 per share per annum. The Senior Preferred Stock is mandatorily redeemable on March 15, 2006 at a rate of $1.00 per share plus accrued and unpaid dividends. One-half of the then-outstanding shares of Senior Preferred Stock is mandatorily convertible into shares of Class A Common Stock at a rate of 0.3461 shares of Class A Common Stock per $1.00 of liquidation preference if either (i) more than 75 million shares of Senior Preferred Stock remain outstanding after March 15, 2006 or (ii) the Company fails to pay dividends on the Senior Preferred Stock on any two dividend payment dates. The Certificate of Designation for the Senior Preferred Stock includes restrictive covenants comparable to those included in the Indenture.

      Holders of Senior Preferred Stock have the right, voting separately as a class, to elect four (4) of the five (5) directors to the Board of Directors; provided, that if the Company has not paid dividends with respect to the payments due commencing March 15, 2002, such holders will have the right, voting separately as a class, to elect all five (5) directors to the Board of Directors. Holders of Senior Preferred Stock have one vote per share, voting together with the Class A Common Stock, the Junior Preferred Stock and any other series or classes of stock entitled to vote with the Class A Common Stock, on all matters on which the holders of the Class A Common Stock are entitled to vote generally. Voting rights of the Senior Preferred Stock may not be changed without the consent of the holders of 75% of the shares of Senior Preferred Stock, voting as a class.

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

      Holders of Junior Preferred Stock have one vote per share, voting together with holders of the Class A Common Stock, the Senior Preferred Stock and any other series or classes of stock entitled to vote with the Class A Common Stock, on all matters on which holders of the Class A Common Stock are entitled to vote. If no shares of the Senior Preferred Stock are outstanding, holders of the shares of Junior Preferred Stock will have the right, voting separately as a class, to elect two directors to the Board of Directors. Voting rights of the Junior Preferred Stock may not be changed without the consent of the holders of 75% of the shares of the Junior Preferred Stock, voting as a class.

      Under Delaware law, dividends (including dividends payable in stock) may only be paid to the extent a corporation has surplus or, in certain cases, out of net profits for the current fiscal year and the preceding fiscal year. At April 30, 2000, for purposes of Delaware law, the Company had a capital deficit, and currently is legally unable to pay any dividends. The Company intends to request that its stockholders approve amendments to the certificates of designation under which the preferred stock is outstanding to reduce the par value of the preferred stock. These amendments would eliminate substantially all of the Company's capital deficit. If these amendments are approved, the Company believes that it will be legally able to pay the dividends payable on the preferred stock in the foreseeable future. The Company cannot give any assurance that the proposed amendments will be approved or, therefore, that the Company will be legally able to pay dividends.

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

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


4.    LONG-TERM DEBT AND PRODUCTION PAYMENTS

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

      On the Effective Date, The Company and GMAC Commercial Credit LLC ("GMACC") entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $15 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1% payable monthly in arrears. As of April 30, 2000, the outstanding principal balance under the Accounts Receivable Facility was $8.7 million with availability for additional advances of approximately $0.2 million and will be due on March 14, 2005.

      On the Effective Date, the Company, as Borrower, and Galveston Bay Processing Corporation and Galveston Bay Pipeline Company, as Guarantors, entered into an Oil and Gas Revolving Credit and Term Loan Agreement, dated as of March 15, 2000 (the "Oil and Gas Facility") with GMACC, as a Lender and as Agent. The Oil and Gas facility consists of a term loan (the "Term Loan") in the amount of $22.5 million and a revolving facility (the "Revolving Loan") in a maximum amount of $30 million (all of which was funded on the Effective Date). The Term Loan bears interest at a rate of 14% per annum and the Revolving Loan bears interest at a rate of 13 1/2% per annum. Interest on the Term Loan and the Revolving Loan is payable monthly in arrears. Principal amortization of the Term Loan is due in 20 quarterly installments of $56,250 each, with the balance due March 14, 2005. The principal amount of the Revolving Loan is due on March 14, 2005; however the Company may, and in certain circumstances must, make prepayments of such amount. If, subsequent to such prepayments, the Company demonstrates sufficient collateral value meeting the requirements of the Oil and Gas Facility provisions, the Company may be entitled to borrow additional advances under the Revolving Loan. The Oil and Gas Facility is secured by substantially all of the assets of the Company. The security interest in accounts receivable and inventory securing the Oil and Gas Facility is subordinated to the security interest of GMACC under the Accounts Receivable Facility.

      In December 1998, TransTexas borrowed $5.65 million from an unaffiliated third party in order to meet a portion of its December 31, 1998 interest payment obligations. In accordance with the Plan, the principal amount of the note was increased to $6.7 million, bears interest at 8% and is collateralized by a pledge of the stock of Galveston Bay Processing Corporation and a mortgage on the Winnie, Texas processing facility.

      Additional notes payable totaling $14.5 million and $13.9 million at April 30, 2000 and January 31, 2000, respectively, consist of amounts payable pursuant to the Plan in settlement of the claims of certain creditors. Such amounts are generally payable over a five year period with stated interest ranging from 8% to 10%.

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

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)

    Production Payments

      In February and September 1998, TransTexas entered into two production payment agreements with an unaffiliated third party pursuant to which the Company conveyed certain properties (the "Original Subject Interests") in the form of a term overriding royalty interest. As of January 31, 2000, the outstanding balance of these production payments was $35.1 million.

      In March 2000, the Original Subject Interests were conveyed to TransTexas and a new production payment drilling program agreement was entered into between TransTexas and two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties including the Original Subject Interests (collectively, the "New Subject Interests"). The Company has the right to offer additional properties ("Offered Wells") to the production payment parties at a negotiated purchase price, up to an aggregate maximum for all such wells, of up to $52 million. Upon acceptance of the Offered Wells, one of the third parties would be committed to pay to the Company either the drilling costs of the Offered Wells or, at the third party's discretion, a higher, mutually agreed upon amount. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. As of April 30, 2000, the outstanding balance of the production payment was $35.0 million. The Oil and Gas Facility places certain restrictions on the amount that may be outstanding under the production payment.

      In June 2000, under provisions of the new production payment, the Company offered an additional well (Offered Well) to the two unaffiliated third parties. One of the third parties agreed to a negotiated purchase price for the additional Offered Well of $8.0 million.

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

      Pursuant to the terms of the Company's production payment agreement entered into in March 2000, the production payment purchasers entered into the following hedge arrangements with respect to a portion of the natural gas and condensate production associated therewith and which effectively hedge a portion of the Company's production:

                                                                                            Contract Price
                                                                                          -----------------
                                                                                               Collar
                                                                        Volumes in        -----------------
Period                                                                  MMBtus/Bbls       Floor     Ceiling
------                                                                  -----------       ------    -------
Natural Gas:
    April 2000 -- October 2000........................................   3,745,000        $ 2.10    $ 3.40
    November 2000 -- March 2001.......................................   1,887,500          2.35      3.95

Condensate:
    April 2000 -- September 2000......................................     228,750         18.50     32.50
    October 2000 -- March 2001........................................     182,000         18.50     29.95

      Under these contracts, the counterparty is required to make payment to the production payment purchaser if the settlement price for the period is below the floor, and the production payment purchaser is required to make payment to the counterparty if the settlement price for any period is above the ceiling price. As of April 30, 2000, the Company did not realize any gains or losses under these contracts.

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)

5.    NOTES PAYABLE TO AFFILIATES

      Prior to the Effective Date, the Company had outstanding a $450 million note payable to TEC (the "TransTexas Intercompany Loan"). The TransTexas Intercompany Loan accrued interest at a rate of 10 7/8% per annum and was pledged to secure TEC's obligations on its 11 1/2% Senior Secured Notes and 13% Senior Secured Discount Notes due 2002. As described in Note 2, the TransTexas Intercompany Loan was settled on the Effective Date pursuant to the Plan.

      During the year ended January 31, 1999, TEC made advances to TransTexas pursuant to a $50 million promissory note which was scheduled to mature on June 14, 2002. This note was canceled on the Effective Date pursuant to the Plan.

6.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      The following information reflects TransTexas' noncash investing and financing activities (in thousands of dollars):

                                                                  SUCCESSOR       PREDECESSOR
                                                                 ------------     ------------
                                                                       THREE MONTHS ENDED
                                                                           APRIL 30,
                                                                 -----------------------------
                                                                     2000             1999
                                                                 ------------  |  ------------
                                                                               |
                                                                               |
INVESTING ACTIVITIES:                                                          |
   Accounts payable for property and equipment .............     $      6,445  |  $     40,680
                                                                 ============  |  ============
                                                                               |
FINANCING ACTIVITIES:                                                          |
   Accretion of preferred stock ............................     $      4,920  |  $         --
                                                                 ============  |  ============
   Cancellation of old common stock ........................     $        740  |  $         --
                                                                 ============  |  ============
   Issuance of new common stock ............................     $         12  |  $         --
                                                                 ============  |  ============

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


7.    COMMITMENTS AND CONTINGENCIES

    Legal Proceedings

      High River. As described in Note 2, the Company's Plan was confirmed by the Bankruptcy Court ("Confirmation Order") on February 7, 2000. On February 14, 2000, High River Limited Partnership ("High River") filed an appeal of the Confirmation Order with the Bankruptcy Court objecting to confirmation of the Company's Plan on various grounds, including that: (a) certain provisions of the Company's Plan that reallocate distributions made to the holders of certain secured notes (the "TEC Notes") issued by TEC violate the absolute priority rule under section 1129(b)(2)(B) of the Bankruptcy Code and violate the unfair discrimination provisions of section 1129(b)(1) of the Bankruptcy Code; (b) the Company's Plan contains unauthorized releases of non-debtor third parties, injunctions preventing actions against such parties, and language exculpating the parties from liability for carrying out the terms of the Company's Plan; and
(c) the acceptance of the Company's Plan by the class consisting of holders of TEC Notes (Class 3) by the majority vote of such holders was improper because, under the agreements establishing the indenture for the TEC Notes, only the indenture trustee, not the holders themselves, was the proper party to vote on behalf of Class 3.

      The Company filed a motion to dismiss High River's appeal asserting that on appeal, the Company's Plan cannot be "unwound" since it has been substantially consummated and, therefore, the appeal must be dismissed as moot. The Company's motion to dismiss has not yet been heard by the District Court.

      The Company also asserted that High River's appeal is without merit because: (a) High River waived its objections by failing to raise them in Bankruptcy Court or failing to do so in a timely manner; (b) High River has no standing to raise objections to the reallocation provisions, and High River is bound by the affirmative vote of a majority of members of Class 3, who voted to accept the Company's Plan and its reallocation provisions; (c) High River's objection to the exculpatory provisions are without merit because High River's only substantive argument is that no consideration supported the exculpatory language, yet there was ample evidence of consideration for these provisions; and (d) High River's objection to the voting on the Company's Plan by holders of the TEC Notes is without merit because under the indenture relating to the TEC Notes, the holders expressly reserved to themselves the right to vote on any bankruptcy plan that affected their interests.

      High River has asserted that, if the court were to grant the relief High River requests (a) the Company would be required to distribute to High River its proportionate share of the cash and securities that were reallocated to junior classes, to the extent that the Company was unable to recover such amounts from the junior classes; and (b) all releases and exculpations granted to non-debtor third parties would be void and enforceable. High River has not requested that the Confirmation Order be reversed in its entirety, but only to the extent necessary to provide the foregoing relief. The Company has asserted that the provisions of the Plan to which High River objects cannot be selectively modified on appeal, and reversal of the Confirmation Order in its entirety would be required if the District Court found that the Bankruptcy Court erred in confirming the Company's Plan.

      TransTexas is a party to various claims and routine litigation arising in the normal course of its business. Any obligations of the Company in respect of such claims and litigation arising out of activities prior to the Petition Date were discharged pursuant to the Plan. Recovery of these obligations, if any, will be limited to any collateral held by the claimant and/or such claimant's pro rata share of amounts available to pay general unsecured claims.

    Environmental Matters

      TransTexas' operations and properties are subject to extensive federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials into the environment. Permits are required for various of TransTexas' operations, and these permits are subject to revocation, modification, and renewal by issuing authorities. TransTexas also is subject to federal, state and local laws and regulations that impose liability for the cleanup or remediation of property which has been contaminated by the discharge or release

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


of hazardous materials or wastes into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunctions, or both. Certain aspects of TransTexas' operations may not be in compliance with applicable environmental laws and regulations, and such noncompliance may give rise to compliance costs and administrative penalties. It is not anticipated that TransTexas will be required in the near future to expend amounts that are material to the financial condition or operations of TransTexas by reason of environmental laws and regulations, but because such laws and regulations are frequently changed and, as a result, may impose increasingly strict requirements, TransTexas is unable to predict the ultimate cost of complying with such laws and regulations.

    Potential Tax Liabilities

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

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


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

8.    SUPPLEMENTAL GUARANTOR INFORMATION

      Galveston Bay Pipeline Company and Galveston Bay Processing Corporation are guarantors of the Notes and the Oil and Gas Facility. Separate financial statements of the Guarantors are not considered to be material to holders of the Notes and GMACC. The following condensed consolidating financial statements present supplemental information of the Guarantors as of and for the three months ended April 30, 2000.

                            TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 APRIL 30, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                         GALVESTON      GALVESTON
                                                                            BAY            BAY                       CONSOLIDATED
                                                          TRANSTEXAS      PIPELINE      PROCESSING    ELIMINATIONS    TRANSTEXAS
                                                          ----------     ----------     ----------    ------------   ------------
                           ASSETS
Current assets:
   Cash and cash equivalents .........................    $    4,719     $       94     $      339     $       --     $    5,152
   Accounts receivable, net ..........................        33,049             --            168             --         33,217
   Receivables from affiliates .......................         9,092             --             --         (7,993)         1,099
   Inventories .......................................         1,286             --             --             --          1,286
   Other current assets ..............................         1,843             --              2             --          1,845
                                                          ----------     ----------     ----------     ----------     ----------
     Total current assets ............................        49,989             94            509         (7,993)        42,599
                                                          ----------     ----------     ----------     ----------     ----------

   Property and equipment ............................       337,863          1,401          9,966             --        349,230
   Less accumulated depreciation, depletion and
    amortization .....................................        20,726             77            610             --         21,413
                                                          ----------     ----------     ----------     ----------     ----------
     Net property and equipment ......................       317,137          1,324          9,356             --        327,817
                                                          ----------     ----------     ----------     ----------     ----------

   Other assets, net .................................         2,617             --              1             (2)         2,616
                                                          ----------     ----------     ----------     ----------     ----------
                                                          $  369,743     $    1,418     $    9,866     $   (7,995)    $  373,032
                                                          ==========     ==========     ==========     ==========     ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term debt ..............    $    3,568     $       35     $    1,615     $       --     $    5,218
   Accounts payable ..................................        10,831             --            120             --         10,951
   Accrued liabilities ...............................        18,582             13             83             --         18,678
                                                          ----------     ----------     ----------     ----------     ----------
     Total current liabilities .......................        32,981             48          1,818             --         34,847
                                                          ----------     ----------     ----------     ----------     ----------

Payable to affiliates ................................            --            310          7,683         (7,993)            --
Long-term debt, less current maturities ..............       273,786          1,223            241             --        275,250
Production payments, less current portion ............        30,573             --             --             --         30,573
Deferred income taxes ................................        10,000             --             --             --         10,000
Other liabilities ....................................        24,594             --             --             --         24,594

Redeemable preferred stock ...........................         4,920             --             --             --          4,920

Stockholders' equity (deficit):
   Common stock ......................................            12             --             --             --             12
   Additional paid-in capital ........................           (12)             1              1             (2)           (12)
   Retained earnings (accumulated deficit)............        (7,111)          (164)           123             --         (7,152)
                                                          ----------     ----------     ----------     ----------     ----------
     Total stockholders' equity (deficit) ............        (7,111)          (163)           124             (2)        (7,152)
                                                          ----------     ----------     ----------     ----------     ----------
                                                          $  369,743     $    1,418     $    9,866     $   (7,995)    $  373,032
                                                          ==========     ==========     ==========     ==========     ==========

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED APRIL 30, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                         GALVESTON      GALVESTON
                                                                            BAY            BAY                       CONSOLIDATED
                                                          TRANSTEXAS      PIPELINE      PROCESSING    ELIMINATIONS    TRANSTEXAS
                                                          ----------     ----------     ----------    ------------   ------------
Revenues:
   Gas, condensate and natural gas liquids ...........    $   37,902     $       --     $       --     $       --     $   37,902
   Other .............................................            36            215          2,116         (1,790)           577
                                                          ----------     ----------     ----------     ----------     ----------
     Total revenues ..................................        37,938            215          2,116         (1,790)        38,479
                                                          ----------     ----------     ----------     ----------     ----------

Costs and expenses:
   Operating .........................................         3,840              1          1,153         (1,790)         3,204
   Depreciation, depletion and amortization ..........        20,742             77            610             --         21,429
   General and administrative ........................         5,184            123            105             --          5,412
   Taxes other than income taxes .....................         1,438             17             30             --          1,485
                                                          ----------     ----------     ----------     ----------     ----------
     Total costs and expenses ........................        31,204            218          1,898         (1,790)        31,530
                                                          ----------     ----------     ----------     ----------     ----------
     Operating income (loss) .........................         6,734             (3)           218             --          6,949
                                                          ----------     ----------     ----------     ----------     ----------

Other income (expense)
   Interest income ...................................           173             --             --             --            173
   Interest expense, net .............................        (9,098)          (161)           (95)            --         (9,354)
                                                          ----------     ----------     ----------     ----------     ----------
     Total other income (expense) ....................        (8,925)          (161)           (95)            --         (9,181)
                                                          ----------     ----------     ----------     ----------     ----------
     Net income (loss) ...............................    $   (2,191)    $     (164)    $      123     $       --     $   (2,232)
                                                          ==========     ==========     ==========     ==========     ==========

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED APRIL 30, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                         GALVESTON      GALVESTON
                                                                            BAY            BAY                       CONSOLIDATED
                                                          TRANSTEXAS      PIPELINE      PROCESSING    ELIMINATIONS    TRANSTEXAS
                                                          ----------     ----------     ----------    ------------   ------------
Operating activities:
   Net income (loss) .................................    $   (2,191)    $     (164)    $      123     $       --     $   (2,232)
   Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
     Depreciation, depletion and amortization ........        20,742             77            610             --         21,429
     Accretion of discount on long-term debt .........         3,442             24             37             --          3,503
     Amortization of debt issue costs ................            17             --             --             --             17
     Changes in assets and liabilities:
       Accounts receivable ...........................       (13,906)           110            171             --        (13,625)
       Receivable from affiliates ....................         1,154             --             --         (1,146)             8
       Inventories ...................................           455             --             --             --            455
       Other current assets ..........................          (935)            --             16             --           (919)
       Accounts payable ..............................        (4,248)            (3)            16             --         (4,235)
       Accrued liabilities ...........................         6,392              2             28             --          6,422
       Transactions with affiliates, net .............            --           (327)          (819)         1,146             --
       Other assets ..................................          (171)            --             --             --           (171)
       Other liabilities .............................       (25,052)            --             --             --        (25,052)
                                                          ----------     ----------     ----------     ----------     ----------
          Net cash provided (used) by
          operating activities .......................       (14,301)          (281)           182             --        (14,400)
                                                          ----------     ----------     ----------     ----------     ----------

Investing activities:
   Capital expenditures ..............................       (21,889)          (166)           (17)            --        (22,072)
   Proceeds from the sale of assets ..................            45            536             --             --            581
                                                          ----------     ----------     ----------     ----------     ----------
       Net cash provided (used) by
         investing activities ........................       (21,844)           370            (17)            --        (21,491)
                                                          ----------     ----------     ----------     ----------     ----------

Financing activities:
   Issuance of production payments ...................         4,500             --             --             --          4,500
   Principal payments on production payments .........        (4,604)            --             --             --         (4,604)
   Issuance of long-term debt ........................        32,500             --             --             --         32,500
   Principal payments on long-term debt ..............       (11,884)           (39)          (219)            --        (12,142)
   Revolving credit agreement, net ...................         4,456             --             --             --          4,456
   Debt issue costs ..................................        (1,955)            --             --             --         (1,955)
                                                          ----------     ----------     ----------     ----------     ----------
       Net cash provided (used) by
        financing activities .........................        23,013            (39)          (219)            --         22,755
                                                          ----------     ----------     ----------     ----------     ----------
       Increase (decrease) in cash and
        cash equivalents .............................       (13,132)            50            (54)            --        (13,136)
Beginning cash and cash equivalents ..................        17,851             44            393             --         18,288
                                                          ----------     ----------     ----------     ----------     ----------
Ending cash and cash equivalents .....................    $    4,719     $       94     $      339     $       --     $    5,152
                                                          ==========     ==========     ==========     ==========     ==========

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

      TransTexas' operating data for the three months ended April 30, 2000 and 1999, is as follows:


                                              SUCCESSOR      PREDECESSOR
                                             ----------      -----------
                                                  THREE MONTHS ENDED
                                                      APRIL 30,
                                             ---------------------------
                                                2000            1999
                                             ----------   |   -----------
                                                          |
Sales volumes:                                            |
  Gas (Bcf) ............................            7.0   |         7.1
  NGLs (MMgal) .........................           12.8   |         8.4
  Condensate (MBbls) ...................            448   |         458
Average prices:                                           |
  Gas (dry) (per Mcf) ..................     $     2.78   |  $     1.86
  NGLs (per gallon) ....................            .45   |         .20
  Condensate and oil (per Bbl) .........          28.35   |       13.70
Number of gross wells drilled ..........              2   |           3
Percentage of wells completed ..........            100%  |          --

      A summary of TransTexas' operating expenses is set forth below (in millions of dollars):


                                              SUCCESSOR      PREDECESSOR
                                             ----------      -----------
                                                  THREE MONTHS ENDED
                                                      APRIL 30,
                                             ---------------------------
                                                2000            1999
                                             ----------   |  -----------
                                                          |
Operating costs and expenses:                             |
    Lease ..............................     $      1.3   | $      4.1
    Pipeline and gathering .............            1.9   |        2.8
                                             ----------   | ----------
                                                    3.2   |        6.9
Taxes other than income taxes (1) ......            1.5   |        1.7
                                             ----------   | ----------
                                             $      4.7   | $      8.6
                                             ==========   | ==========

----------

(1) Taxes other than income taxes include severance, property and other taxes.

      TransTexas' average depletion rates have been as follows:

                                              SUCCESSOR      PREDECESSOR
                                             ----------      -----------
                                                  THREE MONTHS ENDED
                                                      APRIL 30,
                                             ---------------------------
                                                2000            1999
                                             ----------  |  -----------
                                                         |
Depletion rates (per Mcfe) .............     $     2.17  |  $     1.79
                                             ==========  |  ==========


     THREE MONTHS ENDED APRIL 30, 2000 COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 1999

      Gas, condensate and NGL revenues for the three months ended April 30, 2000 increased $19.5 million from the prior period, due primarily to higher prices for all products and an increase in NGLs sales volumes. The average monthly prices received per Mcf of gas ranged from $2.64 to $3.01 in the three months ended April 30, 2000, compared to a range of $1.76 to $1.91, in the prior period. For the three months ended April 30, 1999, TransTexas recognized a pre-tax loss of $0.5 million on the sale of certain vehicles and other equipment.

      Lease operating expenses for the three months ended April 30, 2000 decreased $2.8 million from the prior period due primarily to decreases in salt water disposal costs and workover expenses. Pipeline and gathering expenses decreased $0.9 million from the prior period due primarily to the termination of certain natural gas transportation contracts in connection with the Company's bankruptcy proceedings. Depreciation, depletion and amortization expense for the three months ended April 30, 2000 increased $3.6 million due to an increase in the depletion rate resulting from higher cost properties and unsuccessful drilling results in prior periods. General and administrative expenses decreased $0.5 million primarily as a result of a decrease in personnel and related costs. Taxes other than income taxes decreased by $0.2 million over the prior period due primarily to decreases in property taxes.

      Interest income for the three months ended April 30, 2000 increased by $0.1 million as compared to the prior period due to higher cash balances available for investment. TransTexas does not expect to earn significant interest income during fiscal 2001. Interest expense for the three months ended April 30, 2000 decreased by $13.4 million due primarily to the Company's reorganization as of January 31, 2000 which resulted in an overall decrease in the amount of outstanding debt.

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

           (c) 52,500 shares of Class A Common Stock and warrants exercisable to purchase 109,375 shares of Class A Common Stock at a price of $120 per share to the holders of the old TransTexas common stock who were not Affiliates of the Debtor (as defined in the Plan); and

           (d) all of the Class B Common Stock and warrants exercisable to purchase 515,625 shares of Class A Common Stock at an exercise price of $120 per share to John R. Stanley;

      (4) issued $6.7 million in secured notes in exchange for old secured notes and related accrued interest; and

      (5) canceled all of the old TransTexas common stock and 13 3/4% Senior Subordinated Notes.

      On the Effective Date, the Company, as Borrower, and Galveston Bay Processing Corporation and Galveston Bay Pipeline Company, as Guarantors, entered into an Oil and Gas Revolving Credit and Term Loan Agreement, dated as of March 15, 2000 (the "Oil and Gas Facility") with GMAC Commercial Credit LLC ("GMACC"), as a Lender and as Agent. The Oil and Gas facility consists of a term loan (the "Term Loan") in the amount of $22.5 million and a revolving facility (the "Revolving Loan") in a maximum amount of $30 million (all of which was funded on the Effective Date). The Term Loan bears interest at a rate of 14% per annum and the Revolving Loan bears interest at a rate of 13 1/2% per annum. Interest on the Term Loan and the Revolving Loan is payable monthly in arrears. Principal amortization of the Term Loan is due in 20 quarterly installments of $56,250 each, with the balance due March 14, 2005; however, the Company may, and in certain circumstances must, make prepayments of such amount. If, subsequent to such prepayments, the Company demonstrates sufficient collateral value meeting the requirements of the Oil and Gas Facility provisions, the Company may be entitled to borrow additional advances under the Revolving Loan. The Oil and Gas Facility is secured by substantially all of the assets of the Company. The security interest in accounts receivable and inventory securing the Oil and Gas Facility is subordinated to the security interest of GMACC under the Accounts Receivable Facility.

      On the Effective Date, the Company, as Issuer, Galveston Bay Pipeline Company and Galveston Bay Processing Corporation, as Guarantors, and Firstar Bank, N.A., as Trustee, entered into an Indenture dated as of March 15, 2000, pursuant to which the Company issued the Notes. Interest on the Notes is due semi-annually on March 15 and September 15. The Notes are secured by substantially all of the assets of the Company other than accounts receivable and inventory. The Indenture contains certain covenants that restrict the Company's ability to incur indebtedness, engage in related party transactions, dispose of assets or engage in sale/leasebacks transactions, issue dividends on common stock, change its line of business, consolidate or merge with or into another entity or convey, transfer or lease all or substantially all of its assets, and suffer a change of control. The security interest in favor of the Trustee is subordinated to the Security Interest in favor of the Agent under the Oil and Gas Facility.

      On the Effective Date, The Company and GMACC entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $15 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1% payable monthly in arrears. As of April 30, 2000, the outstanding principal balance under the Accounts Receivable Facility was $8.7 million with availability for additional advances of approximately $0.2 million and will be due on March 14, 2005.

      As of the Effective Date, the Company had outstanding 222,455,320 shares of Series A Senior Preferred Stock (the "Senior Preferred Stock") with a liquidation preference of $1.00 per share plus accrued and unpaid dividends. The terms of the Senior Preferred Stock include a cumulative dividend preference, payable quarterly out of funds legally available therefor, if any. During the first two years following the Effective Date, the Company will be required to pay cash dividends at a rate of $0.10 per share per annum, or, at its option, in-kind dividends of additional shares of Senior Preferred Stock at a rate of $0.20 per share per annum. The Senior Preferred Stock is mandatorily redeemable on March 15, 2006 at a rate of $1.00 per share plus accrued and unpaid dividends. One-half of the then-outstanding shares of Senior Preferred Stock is mandatorily convertible into shares of Class A Common Stock at a rate of 0.3461 shares of Class A Common Stock per $1.00 of liquidation preference if either (i) more than 75 million shares of Senior Preferred Stock remain outstanding after March 15, 2006 or (ii) the Company fails to pay dividends on the Senior Preferred Stock on any two dividend payment dates. The Certificate of Designation for the Senior Preferred Stock includes restrictive covenants comparable to those included in the Indenture.

      As of the Effective Date, the Company had outstanding 20,716,080 shares of Series A Junior Preferred Stock (the "Junior Preferred Stock" and, together with the Senior Preferred Stock, the "Preferred Stock") with a liquidation preference of $1.00 per share plus accrued and unpaid dividends. The terms of the Junior Preferred Stock include a cumulative dividend preference, payable quarterly out of funds legally available therefor, if any. During the first six years following the Effective Date, the Company will be required to pay in-kind dividends of additional shares of Junior Preferred Stock at a rate of $0.10 per share per annum. Thereafter, dividends will be payable both in cash at a rate of $0.10 per share per annum and in kind at a rate of $0.10 per share per annum. The Junior Preferred Stock is mandatorily redeemable on March 15, 2010 at a rate of $1.00 per share plus accrued and unpaid dividends. Each share of Junior Preferred Stock is mandatorily convertible into shares of Class A Common Stock at the rate of 0.1168 shares of Class A Common Stock per $1.00 of liquidation preference if either (i) more than 75 million shares of Senior Preferred Stock remain outstanding after March 15, 2006 or (ii) the Company fails to pay dividends on the Senior Preferred Stock on any two dividend payment dates. The Certificate of Designation for the Junior Preferred Stock includes restrictive covenants comparable to those included in the Indenture. Such covenants will become effective when all of the Notes (and any refinancings thereof) have been repaid and all of the Senior Preferred Stock has been redeemed.

      Under Delaware law, dividends (including dividends payable in stock) may only be paid to the extent a corporation has surplus or, in certain cases, out of net profits for the current fiscal year and the preceding fiscal year. At April 30, 2000, for purposes of Delaware law, the Company had a capital deficit, and currently is legally unable to pay any dividends. The Company intends to request that its stockholders, at a meeting scheduled to be held July 25, 2000, approve amendments to the certificates of designation under which the Preferred Stock is outstanding to reduce the par value of the Preferred Stock. These amendments would eliminate substantially all of the Company's capital deficit. The affirmative vote of the holders of a majority of the outstanding shares of (i) the Company's voting securities entitled to vote at the meeting and
(ii) the respective series of Preferred Stock will be necessary to approve these amendments. If these amendments are approved, the Company believes that it will be legally able to pay the dividends payable on the Preferred Stock in the foreseeable future. The Company cannot give any assurance that the proposed amendments will be approved or, therefore, that the Company will be legally able to pay dividends.

      In February and September 1998, TransTexas entered into two production payment agreements with an unaffiliated third party pursuant to which the Company conveyed certain properties (the "Original Subject Interests") in the form of a term overriding royalty interest. As of January 31, 2000, the outstanding balance of these production payments was $35.1 million.

      In March 2000, the Original Subject Interests were reconveyed to TransTexas and a new production payment drilling program agreement was entered into between TransTexas and two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties including the Original Subject Interests (collectively, the "New Subject Interests"). The Company has the right to offer additional properties ("Offered Wells") to the production payment parties at a negotiated purchase price, up to an aggregate maximum for all such wells, of up to $52 million. Upon acceptance of the Offered Wells, one of the third parties would be committed to pay to the Company either the drilling costs of the Offered Wells or, at the third party's discretion, a higher, mutually agreed upon amount. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. The Oil and Gas Facility places certain restrictions on the amount that may be outstanding under the production payment. As of April 30, 2000, the outstanding balance of the production payment was $35.0 million.

      In June 2000, under provisions of the new production payment, the Company offered an additional well (Offered Well) to the two unaffiliated third parties. One of the third parties agreed to a negotiated purchase price for the additional Offered Well of $8.0 million.

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

      In order to maintain or increase proved oil and gas reserves, TransTexas is required to make substantial capital expenditures for the exploration and development of natural gas and oil reserves in the normal course of business. For the three months ended April 30, 2000, total capital expenditures incurred were $23 million, including $5 million for lease acquisitions, $17 million for drilling and development and $1 million for gas gathering, other equipment and seismic acquisitions. Capital expenditures for fiscal 2001 are estimated to be approximately $90 million which amount is in excess of anticipated cash flows from operating activities. Management's plans are to fund its 2001 debt service requirements and planned capital expenditures with cash flows from existing producing properties and certain identified relatively low risk exploratory prospects to be drilled and completed during fiscal 2001. Expected reserves from these prospects will be used to obtain additional production payment financing which, together with excess cash flow from these prospects, is necessary to continue to fund debt service and capital expenditure requirements. Should these prospects not be productive or should prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of TransTexas' debt documents and Senior Preferred Stock.

    Potential Tax Liabilities

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

      The Company's revenues, profitability, access to capital and future rate of growth are substantially dependent upon the prevailing prices of natural gas, condensate and oil. These prices are subject to wide fluctuations in response to relatively minor changes in supply and demand and a variety of additional factors beyond the Company's control. From time to time, the Company has utilized hedging transactions with respect to a portion of its gas and oil production to achieve a more predictable cash flow, as well as to reduce exposure to price fluctuations. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. Because gains or losses associated with hedging transactions are included in gas and oil revenues when the hedged volumes are delivered, such gains and losses are generally offset by similar changes in the realized prices of commodities. The Company had no open hedging transactions at April 30, 2000.

      Pursuant to the terms of the Company's production payment agreement entered into in March 2000, the production payment purchasers entered into the following hedge arrangements with respect to a portion of the natural gas and condensate production associated therewith and which effectively hedge a portion of the Company's production:

                                                                                           Contract Price
                                                                                          -----------------
                                                                                               Collar
                                                                        Volumes in        -----------------
Period                                                                  MMBtus/Bbls       Floor     Ceiling
------                                                                  -----------       ------    -------
Natural Gas:
    April 2000-- October 2000.........................................   3,745,000        $ 2.10    $ 3.40
    November 2000-- March 2001........................................   1,887,500          2.35      3.95

Condensate:
    April 2000-- September 2000.......................................     228,750         18.50     32.50
    October 2000-- March 2001.........................................     182,000         18.50     29.95

      Under these contracts, the counterparty is required to make payment to the production payment purchaser if the settlement price for the period is below the floor, and the production payment purchaser is required to make payment to the counterparty if the settlement price for any period is above the ceiling price. As of April 30, 2000, the Company did not realize any gains or losses under these contracts.

      Because substantially all of its long-term obligations at April 30, 2000 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility are subject to a rate of interest that fluctuates based on short-term interest rates ($8.7 million outstanding at April 30, 2000). The Company had no open interest rate hedge positions at April 30, 2000.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           See Note 7 to the condensed consolidated financial statements for a discussion of TransTexas' legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

           See Note 2 to the condensed consolidated financial statements for a description of the securities issued by TransTexas pursuant to the Plan.

           The Class A Common Stock purchase warrants issued pursuant to the Plan may be exercised at any time at an exercise price of $120.00 per share, subject to adjustment in accordance with customary antidilution provisions.

           Both the Senior Preferred Stock and the Junior Preferred Stock issued pursuant to the Plan are subject to certain conversion provisions in the event that either (i) more than 75 million shares of the Senior Preferred Stock are outstanding after March 15, 2006 or (ii) any two dividend payments have not been paid on the Senior Preferred Stock. See Note 2 to the condensed consolidated financial statements for a description of the conversion terms (including conversion ratios) by which the Senior Preferred Stock and the Junior Preferred Stock may be converted into shares of TransTexas' Class A Common Stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       27.1  --    Financial Data Schedule

(b)    Reports on Form 8-K:

            On February 18, 2000, TransTexas filed a current report on Form 8-K to report under Item 3 the confirmation of its Second Amended, Modified and Restated Plan of Reorganization.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             TRANSTEXAS GAS CORPORATION
                                                    (Registrant)



                                             By: /s/ Ed Donahue
                                                 ------------------------------
                                                 Ed Donahue, Vice President
                                                 and Chief Financial Officer


June 14, 2000

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                                 EXHIBIT
-------                                -------

  27.1   --   Financial Data Schedule