Form 10-Q
period 2000-07-31
TRANSTEXAS GAS CORP
filed 2000-09-14
CIK 904977

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


                  For the Quarterly Period Ended July 31, 2000

                         Commission File Number 0-30475

                                   ----------

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

                                   ----------

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

         The number of shares of common stock of the registrant outstanding on September 14, 2000 was 1,250,251, consisting of 1,002,751 shares of Class A Common Stock and 247,500 shares of Class B Common Stock.


================================================================================

                           TRANSTEXAS GAS CORPORATION
                                TABLE OF CONTENTS




                                                                                                               PAGE
                                                                                                               ----
                                                     PART I.
                                              FINANCIAL INFORMATION



Item 1.    Financial Statements:

              Report of Independent Accountants .............................................................    2

              Condensed Consolidated Balance Sheet as of July 31, 2000 and January 31, 2000 .................    3

              Condensed Consolidated Statement of Operations for the three and six months ended
                 July 31, 2000 and 1999 .....................................................................    4

              Condensed Consolidated Statement of Cash Flows for the six months ended
                 July 31, 2000 and 1999 .....................................................................    5

              Notes to Condensed Consolidated Financial Statements ..........................................    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
              of Operations .................................................................................   16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk .......................................   21



                                                     PART II.
                                                OTHER INFORMATION

Item 1.    Legal Proceedings ................................................................................   22

Item 4.    Submission of Matters to a Vote of Security Holders ..............................................   22

Item 6.    Exhibits and Reports on Form 8-K .................................................................   22

Signature ...................................................................................................   23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of TransTexas Gas Corporation

     We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation (successor) as of July 31, 2000, the related condensed consolidated statements of operations for the three-month and six-month periods ended July 31, 2000, the related condensed consolidated statement of cash flows for the six-month period ended July 31, 2000, and the related condensed consolidated financial statements of TransTexas Gas Corporation (predecessor) for the three-month and six-month periods ended July 31, 1999 (successor and predecessor are collectively referred to as the "Company"). These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of January 31, 2000, and the related consolidated statements of operations, of stockholders' equity (deficit), and of cash flows for the year then ended (not presented herein); and in our report dated May 1, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP


Houston, Texas
September 14, 2000

                           TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                       JULY 31,     JANUARY 31,
                                                                                         2000          2000
                                                                                      ----------    -----------
                                  ASSETS
Current assets:
    Cash and cash equivalents ...................................................     $    7,771    $    18,288
    Accounts receivable .........................................................         36,399         19,592
    Receivable from affiliates ..................................................          1,116          1,107
    Inventories .................................................................          1,357          1,741
    Other current assets ........................................................          2,868            926
                                                                                      ----------    -----------
         Total current assets ...................................................         49,511         41,654
                                                                                      ----------    -----------

Property and equipment ..........................................................        375,630        327,087
Less accumulated depreciation, depletion and amortization .......................         39,912             --
                                                                                      ----------    -----------

    Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $96,966 and
      $90,000 was excluded from amortization at July 31, 2000
      and January 31, 2000, respectively ........................................        335,718        327,087
                                                                                      ----------    -----------
Other assets, net ...............................................................          2,907            513
                                                                                      ----------    -----------
                                                                                      $  388,136    $   369,254
                                                                                      ==========    ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Current maturities of long-term debt ........................................     $    4,938    $     6,934
    Accounts payable ............................................................         12,416         15,759
    Accrued liabilities .........................................................         28,795         10,061
                                                                                      ----------    -----------
         Total current liabilities ..............................................         46,149         32,754
                                                                                      ----------    -----------

Long-term debt, less current maturities .........................................        278,002         48,290
Production payments, less current portion .......................................         27,011         32,460
Note payable to affiliate .......................................................             --        196,346
Deferred income taxes ...........................................................         10,907         10,000
Other liabilities ...............................................................         24,382         49,404

Redeemable preferred stock ......................................................         15,121             --

Commitments and contingencies (Note 6) ..........................................             --             --

Stockholders' deficit:
    Common stock, $0.01 par value, 100,247,500 shares and
      100,000,000 shares authorized at July 31, 2000 and
      January 31, 2000; 1,250,251 shares and 57,515,566 shares
      issued and outstanding at July 31, 2000 and January 31, 2000 ..............             12            740
    Additional paid-in capital ..................................................            (12)          (740)
    Accumulated deficit .........................................................        (13,436)            --
                                                                                      ----------    -----------
         Total stockholders' deficit ............................................        (13,436)            --
                                                                                      ----------    -----------
                                                                                      $  388,136    $   369,254
                                                                                      ==========    ===========


     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                SUCCESSOR      PREDECESSOR      SUCCESSOR      PREDECESSOR
                                                               ------------    ------------    ------------    ------------
                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          JULY 31,                       JULY 31,
                                                               ----------------------------    ----------------------------
                                                                   2000            1999            2000            1999
                                                               ------------  | ------------    ------------  | ------------
                                                                             |                               |
Revenues:                                                                    |                               |
    Gas, condensate and natural gas liquids ..............     $     42,772  | $     28,096    $     80,674  | $     46,489
    Loss on the sale of assets ...........................               --  |          (29)             --  |         (531)
    Other ................................................              615  |          506           1,192  |        1,680
                                                               ------------  | ------------    ------------  | ------------
        Total revenues ...................................           43,387  |       28,573          81,866  |       47,638
                                                               ------------  | ------------    ------------  | ------------
                                                                             |                               |
Costs and expenses:                                                          |                               |
    Operating ............................................            4,957  |        4,662           8,161  |       11,542
    Depreciation, depletion and amortization .............           18,499  |       19,708          39,928  |       37,513
    General and administrative ...........................            4,565  |        5,869           9,977  |       11,806
    Taxes other than income taxes ........................            2,160  |        2,450           3,645  |        4,110
                                                               ------------  | ------------    ------------  | ------------
        Total costs and expenses .........................           30,181  |       32,689          61,711  |       64,971
                                                               ------------  | ------------    ------------  | ------------
        Operating income (loss) ..........................           13,206  |       (4,116)         20,155  |      (17,333)
                                                               ------------  | ------------    ------------  | ------------
                                                                             |                               |
Other income (expense):                                                      |                               |
    Interest income ......................................              147  |           87             320  |          136
    Interest expense, net ................................           (8,529) |       (2,006)        (17,883) |      (24,719)
                                                               ------------  | ------------    ------------  | ------------
        Total other income (expense) .....................           (8,382) |       (1,919)        (17,563) |      (24,583)
                                                               ------------  | ------------    ------------  | ------------
        Income (loss) before reorganization items                            |                               |
          and income taxes ...............................            4,824  |       (6,035)          2,592  |      (41,916)
Reorganization items .....................................               --  |         (919)             --  |         (919)
Income taxes -- deferred .................................              907  |           --             907  |           --
                                                               ------------  | ------------    ------------  | ------------
        Net income (loss) ................................     $      3,917  | $     (6,954)   $      1,685  | $    (42,835)
                                                               ============  | ============    ============  | ============
Accretion of preferred stock .............................     $     10,201  | $         --    $     15,121  | $         --
                                                               ============  | ============    ============  | ============
        Net loss to common stockholders ..................     $     (6,284) | $     (6,954)   $    (13,436) | $    (42,835)
                                                               ============  | ============    ============  | ============
Basic and diluted net loss per share .....................     $      (5.03) | $      (0.12)   $     (10.75) | $      (0.74)
                                                               ============  | ============    ============  | ============
Weighted average number of shares outstanding for                            |                               |
     basic and diluted net loss per share ................        1,250,251  |   57,515,566       1,250,251  |   57,515,566
                                                               ============  | ============    ============  | ============


     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                      SUCCESSOR    PREDECESSOR
                                                                                      ----------   -----------
                                                                                          SIX MONTHS ENDED
                                                                                              JULY 31,
                                                                                      ------------------------
                                                                                         2000          1999
                                                                                      ----------  | ----------
                                                                                                  |
Operating activities:                                                                             |
   Net income (loss) ............................................................     $    1,685  | $  (42,835)
   Adjustments to reconcile net income (loss) to net cash provided by                             |
   operating activities:                                                                          |
       Depreciation, depletion and amortization .................................         39,928  |     37,513
       Accretion of discount on long-term debt ..................................          3,591  |         --
       Amortization of debt issue costs .........................................            111  |      1,656
       Loss on the sale of assets ...............................................             --  |        531
       Deferred income taxes ....................................................            907  |         --
       Changes in assets and liabilities:                                                         |
          Accounts receivable ...................................................        (16,807) |     (8,096)
          Receivable from affiliates ............................................             (9) |        211
          Inventories ...........................................................            384  |        618
          Other current assets ..................................................         (1,942) |     (1,317)
          Accounts payable ......................................................         (3,700) |      2,470
          Accrued interest payable to affiliates ................................             --  |     14,692
          Accrued liabilities ...................................................         17,096  |     (1,867)
          Transactions  with affiliates, net ....................................             --  |        700
          Other assets ..........................................................           (169) |        605
          Other liabilities .....................................................        (25,264) |     (1,796)
                                                                                      ----------  | ----------
            Net cash provided by operating activities ...........................         15,811  |      3,085
                                                                                      ----------  | ----------
                                                                                                  |
Investing activities:                                                                             |
     Capital expenditures .......................................................        (47,378) |     (7,109)
     Proceeds from the sale of assets ...........................................            582  |        556
                                                                                      ----------  | ----------
            Net cash used by investing activities ...............................        (46,796) |     (6,553)
                                                                                      ----------  | ----------
                                                                                                  |
Financing activities:                                                                             |
     Issuance of production payments ............................................         12,500  |         --
     Principal payments on production payments ..................................        (16,723) |     (5,107)
     Issuance of note payable ...................................................             --  |     20,000
     Issuance of long-term debt .................................................         32,500  |         --
     Principal payments on long-term debt .......................................        (13,379) |         --
     Revolving credit agreement, net ............................................          7,949  |      1,470
     Debt issue costs ...........................................................         (2,379) |         --
                                                                                      ----------  | ----------
            Net cash provided by financing activities ...........................         20,468  |     16,363
                                                                                      ----------  | ----------
            Increase (decrease) in cash and cash equivalents ....................        (10,517) |     12,895
Beginning cash and cash equivalents .............................................         18,288  |      3,775
                                                                                      ----------  | ----------
Ending cash and cash equivalents ................................................     $    7,771  | $   16,670
                                                                                      ==========  | ==========

     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    GENERAL

      In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransTexas Gas Corporation ("TransTexas" or the "Company") as of July 31, 2000 and the results of its operations and cash flows for the interim periods ended July 31, 2000 and 1999. The condensed consolidated balance sheet as of January 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in TransTexas' annual report on Form 10-K for the year ended January 31, 2000. Unless otherwise noted, the terms "TransTexas" and the "Company" refer to TransTexas Gas Corporation and its subsidiaries, including Galveston Bay Processing Corporation and Galveston Bay Pipeline Company. Prior to March 17, 2000 (the "Effective Date"), TransTexas was a subsidiary of TransAmerican Energy Corporation ("TEC"), which is an indirect subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican").

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

2.    REORGANIZATION

      On April 19, 1999, TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On April 20, 1999, TEC and its wholly owned subsidiary, TransAmerican Refining Corporation ("TARC") also filed voluntary petitions under Chapter 11. TransTexas' Chapter 11 filing did not include its subsidiaries, including Galveston Bay Processing and Galveston Bay Pipeline. TransTexas filed its bankruptcy petition in order to preserve cash and to give the Company the opportunity to restructure its debt. The Company's Second Amended, Modified and Restated Plan of Reorganization dated January 25, 2000 (the "Plan") was confirmed by the United States Bankruptcy Court on February 7, 2000. The Effective Date of the Plan is March 17, 2000.

      The January 31, 2000 consolidated balance sheet is the opening balance sheet of the reorganized TransTexas, the successor company. The January 31, 2000 consolidated balance sheet includes all adjustments necessary to reflect assets at the reorganization value and the Plan's treatment of creditor claims and previous equity interests. Since the January 31, 2000 consolidated balance sheet was affected by fresh-start reporting, it is not comparable in certain material respects to the consolidated balance sheets of any prior period. The consolidated statements of operations and cash flows for the three and six months ended July 31, 1999 reflect the activities of the predecessor reporting entity and also are not comparable.

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

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


      Based on the reorganization value of the Company, the fair value of the Preferred Stock and Common Stock was estimated to be zero. The Senior Preferred Stock and Junior Preferred Stock are mandatorily redeemable in 2006 and 2010, respectively. As a result, the Company will accrete, in the form of a non-cash dividend deducted to arrive at net income available to common stockholders and charged to retained earnings, an amount equal to the combined redemption amount totaling $243.2 million (initial liquidation value) over the period prior to redemption. For the three and six months ended July 31, 2000, accretion of preferred stock totaled $10.2 million and $15.1 million, respectively. In addition, earnings available to common stockholders will be reduced by dividends accrued on the Preferred Stock. Accrued preferred stock dividends will be recorded at fair value. Any difference between the initial fair value and the redemption value will be accreted in the same manner as described above.

3.    LIQUIDITY

      In order to maintain or increase proved oil and gas reserves, TransTexas is required to make substantial capital expenditures for the exploration and development of natural gas and oil reserves in the normal course of business.

      TransTexas remains highly leveraged and a substantial portion of its cash flow will be required for debt service. In addition, cash flow from operations is dependent on the level of gas and oil prices, which are historically volatile. Management's plans are to fund TransTexas' 2001 debt service and planned capital expenditures with cash flows from existing producing properties and certain identified relatively low risk exploratory prospects to be drilled and completed during fiscal 2001. Expected reserves from these prospects will be used to obtain additional production payment financing which, together with excess cash flow from these prospects, is necessary to continue to fund debt service and capital expenditure requirements. Should these prospects not be productive or should prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of TransTexas' debt documents and Senior Preferred Stock. In August 2000, TransTexas sold certain producing properties in Jim Hogg County, Texas for a sales price of $6.5 million.

4.    CREDIT AGREEMENT AND PRODUCTION PAYMENTS

    Credit Agreement

      On the Effective Date, The Company and GMAC Commercial Credit LLC ("GMACC") entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $15 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1% payable monthly in arrears. As of July 31, 2000, the outstanding principal balance under the Accounts Receivable Facility was $12.2 million with availability for additional advances of approximately $1.2 million and will be due on March 14, 2005.

    Production Payments

      In February and September 1998, TransTexas entered into two production payment agreements with an unaffiliated third party pursuant to which the Company conveyed certain properties (the "Original Subject Interests") in the form of a term overriding royalty interest. As of January 31, 2000, the outstanding balance of these production payments was $35.1 million.

      In March 2000, the Original Subject Interests were reconveyed to TransTexas and a new production payment drilling program agreement was entered into between TransTexas and two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties including the Original Subject Interests (collectively, the "New Subject Interests"). The Company has the right to offer additional properties ("Offered Wells") to the production payment parties at a negotiated purchase price, up to an aggregate maximum for all such wells, of up to $52 million. Upon acceptance of the Offered Wells, one of the third parties would be committed to pay to the Company either the drilling costs of the Offered Wells or, at the third party's discretion, a higher, mutually agreed upon amount. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In June 2000, the Company offered an additional well (Offered

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


Well) to the two unaffiliated third parties. One of the third parties agreed to advance the Company an additional primary sum of $8.0 million for the additional well. As of July 31, 2000, the outstanding balance of the production payment was $30.9 million. The Oil and Gas Facility places certain restrictions on the amount that may be outstanding under the production payment.

      In September 2000, the Company closed the Second Supplement to the production payments. In exchange for additional properties being made subject to the production payment, the Company received $10 million.

      In connection with the production payment, the Company entered into various marketing and processing agreements with one of the third parties. Pursuant to these agreements, the Company will pay a nominal marketing fee with respect to the Company's production associated with the New Subject Interests. In addition, the third party will pay a fee for certain processing services to be provided by Galveston Bay Processing.

      Pursuant to the terms of the Company's production payment agreement entered into in March 2000, the production payment purchasers entered into the following hedge arrangements with respect to a portion of the natural gas and condensate production associated therewith and which effectively hedge a portion of the Company's production:


                                                            Contract Price
                                                           -----------------
                                                                Collar
                                             Volumes in    -----------------
Period                                       MMBtus/Bbls    Floor    Ceiling
-------                                      -----------   -------   -------
Natural Gas:
    April 2000 -- October 2000 .............   3,745,000   $  2.10   $  3.40
    November 2000 -- March 2001 ............   1,887,500      2.35      3.95

Condensate:
    April 2000 -- September 2000 ...........     228,750     18.50     32.50
    October 2000 -- March 2001 .............     182,000     18.50     29.95


      Under these contracts, the counterparty is required to make payment to the production payment purchaser if the settlement price for the period is below the floor, and the production payment purchaser is required to make payment to the counterparty if the settlement price for any period is above the ceiling price. As of July 31, 2000, the Company had recognized a loss of $1.1 million and had a deferred loss of $0.7 million under these contracts.

5.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      The following information reflects TransTexas' noncash investing and financing activities (in thousands of dollars):


                                                                 SUCCESSOR           PREDECESSOR
                                                                 ----------          -----------
                                                                         SIX MONTHS ENDED
                                                                             JULY 31,
                                                                 -------------------------------
                                                                    2000                  1999
                                                                 ----------     |      ---------
                                                                                |
    INVESTING ACTIVITIES:                                                       |
                                                                                |
        Accounts payable for property and equipment ..........   $    7,375     |      $  44,610
                                                                 ==========     |      =========
    FINANCING ACTIVITIES:                                                       |
        Accretion of preferred stock .........................   $   15,121     |      $      --
                                                                 ==========     |      =========
        Cancellation of old common stock .....................   $      740     |      $      --
                                                                 ==========     |      =========
        Issuance of new common stock .........................   $       12     |      $      --
                                                                 ==========     |      =========

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


6.    COMMITMENTS AND CONTINGENCIES

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

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


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

7.    PREFERRED STOCK DIVIDENDS

      On July 25, 2000, the Board of Directors of the Company authorized the payment of quarterly dividends to the holders of the Company's Preferred Stock of record on June 1, 2000. The quarterly dividends were paid in-kind on August 15, 2000 in additional shares of Preferred Stock of the same class at an annual rate of $0.20 per share for each share of Series A Senior Preferred Stock and at an annual rate of $0.10 per share for each share of Series A Junior Preferred Stock in accordance with the Certificate of Designation for Series A Senior Preferred Stock and the Certificate of Designation for Series A Junior Preferred Stock, respectively. Fractional shares were not issued, but were settled in cash.

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


8.    SUPPLEMENTAL GUARANTOR INFORMATION

      Galveston Bay Pipeline Company and Galveston Bay Processing Corporation are guarantors of the Notes and the Oil and Gas Facility. Separate financial statements of the Guarantors are not considered to be material to holders of the Notes and GMACC. The following condensed consolidating financial statements present supplemental information of the Guarantors as of and for the three and six months ended July 31, 2000.

                           TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JULY 31, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                      GALVESTON       GALVESTON
                                                                         BAY             BAY                         CONSOLIDATED
                                                      TRANSTEXAS       PIPELINE       PROCESSING     ELIMINATIONS     TRANSTEXAS
                                                     ------------    ------------    ------------    ------------    ------------
                    ASSETS
Current assets:
   Cash and cash equivalents ......................  $      7,622    $         41    $        108    $         --    $      7,771
   Accounts receivable, net .......................        35,951              --             448              --          36,399
   Receivables from affiliates ....................         9,146              --              --          (8,030)          1,116
   Inventories ....................................         1,357              --              --              --           1,357
   Other current assets ...........................         2,859               5               4              --           2,868
                                                     ------------    ------------    ------------    ------------    ------------
     Total current assets .........................        56,935              46             560          (8,030)         49,511
                                                     ------------    ------------    ------------    ------------    ------------

Property and equipment ............................       363,892           1,534          10,204              --         375,630
Less accumulated depreciation, depletion and
  amortization ....................................        38,662             152           1,098              --          39,912
                                                     ------------    ------------    ------------    ------------    ------------
     Net property and equipment ...................       325,230           1,382           9,106              --         335,718
                                                     ------------    ------------    ------------    ------------    ------------

Other assets, net .................................         2,908              --               1              (2)          2,907
                                                     ------------    ------------    ------------    ------------    ------------
                                                     $    385,073    $      1,428    $      9,667    $     (8,032)   $    388,136
                                                     ============    ============    ============    ============    ============

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term debt ...........  $      3,621    $         24    $      1,293    $         --    $      4,938
   Accounts payable ...............................        12,318              29              69              --          12,416
   Accrued liabilities ............................        28,667              16             112              --          28,795
                                                     ------------    ------------    ------------    ------------    ------------
     Total current liabilities ....................        44,606              69           1,474              --          46,149
                                                     ------------    ------------    ------------    ------------    ------------

Payable to affiliates .............................            --             378           7,652          (8,030)             --
Long-term debt, less current maturities ...........       276,631           1,142             229              --         278,002
Production payments, less current portion .........        27,011              --              --              --          27,011
Deferred income taxes .............................        10,907              --              --              --          10,907
Other liabilities .................................        24,382              --              --              --          24,382

Redeemable preferred stock ........................        15,121              --              --              --          15,121

Stockholders' equity (deficit):
   Common stock ...................................            12              --              --              --              12
   Additional paid-in capital .....................           (12)              1               1              (2)            (12)
   Retained earnings (accumulated deficit) ........       (13,585)           (162)            311              --         (13,436)
                                                     ------------    ------------    ------------    ------------    ------------
     Total stockholders' equity (deficit) .........       (13,585)           (161)            312              (2)        (13,436)
                                                     ------------    ------------    ------------    ------------    ------------
                                                     $    385,073    $      1,428    $      9,667    $     (8,032)   $    388,136
                                                     ============    ============    ============    ============    ============

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JULY 31, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                    GALVESTON       GALVESTON
                                                                       BAY             BAY                         CONSOLIDATED
                                                    TRANSTEXAS       PIPELINE       PROCESSING     ELIMINATIONS     TRANSTEXAS
                                                   ------------    ------------    ------------    ------------    ------------
Revenues:
   Gas, condensate and natural gas liquids .....   $     42,772    $         --    $         --    $         --    $     42,772
   Other .......................................            162             153           1,770          (1,470)            615
                                                   ------------    ------------    ------------    ------------    ------------
     Total revenues ............................         42,934             153           1,770          (1,470)         43,387
                                                   ------------    ------------    ------------    ------------    ------------

Costs and expenses:
   Operating ...................................          5,506              30             891          (1,470)          4,957
   Depreciation, depletion and amortization ....         17,936              75             488              --          18,499
   General and administrative ..................          4,456              --             109              --           4,565
   Taxes other than income taxes ...............          2,124               3              33              --           2,160
                                                   ------------    ------------    ------------    ------------    ------------
     Total costs and expenses ..................         30,022             108           1,521          (1,470)         30,181
                                                   ------------    ------------    ------------    ------------    ------------
     Operating income ..........................         12,912              45             249              --          13,206
                                                   ------------    ------------    ------------    ------------    ------------

Other income (expense):
   Interest income .............................            147              --              --              --             147
   Interest expense, net .......................         (8,425)            (43)            (61)             --          (8,529)
                                                   ------------    ------------    ------------    ------------    ------------
     Total other income (expense) ..............         (8,278)            (43)            (61)             --          (8,382)
                                                   ------------    ------------    ------------    ------------    ------------
     Income before income taxes ................          4,634               2             188              --           4,824
Income taxes -- deferred .......................            907              --              --              --             907
                                                   ------------    ------------    ------------    ------------    ------------
     Net income ................................   $      3,727    $          2    $        188    $         --    $      3,917
                                                   ============    ============    ============    ============    ============

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JULY 31, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                   GALVESTON       GALVESTON
                                                                      BAY             BAY                         CONSOLIDATED
                                                   TRANSTEXAS       PIPELINE       PROCESSING     ELIMINATIONS     TRANSTEXAS
                                                  ------------    ------------    ------------    ------------    ------------
Revenues:
   Gas, condensate and natural gas liquids ....   $     80,674    $         --    $         --    $         --    $     80,674
   Other ......................................            198             368           3,886          (3,260)          1,192
                                                  ------------    ------------    ------------    ------------    ------------
     Total revenues ...........................         80,872             368           3,886          (3,260)         81,866
                                                  ------------    ------------    ------------    ------------    ------------

Costs and expenses:
   Operating ..................................          9,346              31           2,044          (3,260)          8,161
   Depreciation, depletion and amortization ...         38,678             152           1,098              --          39,928
   General and administrative .................          9,640             123             214              --           9,977
   Taxes other than income taxes ..............          3,562              20              63              --           3,645
                                                  ------------    ------------    ------------    ------------    ------------
     Total costs and expenses .................         61,226             326           3,419          (3,260)         61,711
                                                  ------------    ------------    ------------    ------------    ------------
     Operating income .........................         19,646              42             467              --          20,155
                                                  ------------    ------------    ------------    ------------    ------------

Other income (expense):
   Interest income ............................            320              --              --              --             320
   Interest expense, net ......................        (17,523)           (204)           (156)             --         (17,883)
                                                  ------------    ------------    ------------    ------------    ------------
     Total other income (expense) .............        (17,203)           (204)           (156)             --         (17,563)
                                                  ------------    ------------    ------------    ------------    ------------
     Income (loss) before income taxes ........          2,443            (162)            311              --           2,592
Income taxes -- deferred ......................            907              --              --              --             907
                                                  ------------    ------------    ------------    ------------    ------------
     Net income (loss) ........................   $      1,536    $       (162)   $        311    $         --    $      1,685
                                                  ============    ============    ============    ============    ============

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JULY 31, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                       GALVESTON       GALVESTON
                                                                          BAY             BAY                         CONSOLIDATED
                                                       TRANSTEXAS       PIPELINE       PROCESSING     ELIMINATIONS     TRANSTEXAS
                                                      ------------    ------------    ------------    ------------    ------------
Operating activities:
   Net income (loss) ...............................  $      1,536    $       (162)   $        311    $         --    $      1,685
   Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating
       activities:
     Depreciation, depletion and amortization ......        38,678             152           1,098              --          39,928
     Accretion of discount on long-term debt .......         3,455              38              98              --           3,591
     Amortization of debt issue costs ..............           111              --              --              --             111
     Deferred income taxes .........................           907              --              --              --             907
     Changes in assets and liabilities:
        Accounts receivable ........................       (16,808)            110            (109)             --         (16,807)
        Receivable from affiliates .................         1,100              --              --          (1,109)             (9)
        Inventories ................................           384              --              --              --             384
        Other current assets .......................        (1,956)             --              14              --          (1,942)
        Accounts payable ...........................        (3,691)             26             (35)             --          (3,700)
        Accrued liabilities ........................        17,034               5              57              --          17,096
        Transactions with affiliates, net ..........            --            (259)           (850)          1,109              --
        Other assets ...............................          (164)             (5)             --              --            (169)
        Other liabilities ..........................       (25,264)             --              --              --         (25,264)
                                                      ------------    ------------    ------------    ------------    ------------
          Net cash provided (used) by
            operating activities ...................        15,322             (95)            584              --          15,811
                                                      ------------    ------------    ------------    ------------    ------------

Investing activities:
   Capital expenditures ............................       (46,824)           (299)           (255)             --         (47,378)
   Proceeds from the sale of assets ................            46             536              --              --             582
                                                      ------------    ------------    ------------    ------------    ------------
          Net cash provided (used) by
           investing activities ....................       (46,778)            237            (255)             --         (46,796)
                                                      ------------    ------------    ------------    ------------    ------------

Financing activities:
   Issuance of production payments .................        12,500              --              --              --          12,500
   Principal payments on production payments .......       (16,723)             --              --              --         (16,723)
   Issuance of long-term debt ......................        32,500              --              --              --          32,500
   Principal payments on long-term debt ............       (12,620)           (145)           (614)             --         (13,379)
   Revolving credit agreement, net .................         7,949              --              --              --           7,949
   Debt issue costs ................................        (2,379)             --              --              --          (2,379)
                                                      ------------    ------------    ------------    ------------    ------------
          Net cash provided (used) by
           financing activities ....................        21,227            (145)           (614)             --          20,468
                                                      ------------    ------------    ------------    ------------    ------------
          Decrease in cash and
           cash equivalents ........................       (10,229)             (3)           (285)             --         (10,517)
Beginning cash and cash equivalents ................        17,851              44             393              --          18,288
                                                      ------------    ------------    ------------    ------------    ------------
Ending cash and cash equivalents ...................  $      7,622    $         41    $        108    $         --    $      7,771
                                                      ============    ============    ============    ============    ============

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

      TransTexas' operating data for the three and six months ended July 31, 2000 and 1999, is as follows:


                                        SUCCESSOR  PREDECESSOR    SUCCESSOR  PREDECESSOR
                                        ---------  -----------    ---------  -----------
                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JULY 31,                  JULY 31,
                                        ----------------------    ----------------------
                                          2000          1999        2000          1999
                                        --------  |   --------    --------   |  --------
                                                  |                          |
Sales volumes:                                    |                          |
    Gas (Bcf) .......................        6.7  |        7.7        13.7   |      14.8
    NGLs (MMgal) ....................       18.3  |        8.5        31.1   |      16.9
    Condensate (MBbls) ..............        392  |        455         840   |       913
Average prices:                                   |                          |
    Gas (dry) (per Mcf) .............   $   4.11  |   $   2.26     $  3.43   |  $   2.07
    NGLs (per gallon) ...............        .34  |        .30         .38   |       .25
    Condensate and oil (per Bbl) ....      29.50  |      17.90       28.89   |     15.82
Number of gross wells drilled .......          6  |          2           9   |         5
Percentage of wells completed .......         67% |         50%         56%  |        20%

      A summary of TransTexas' operating expenses is set forth below (in millions of dollars):


                                        SUCCESSOR  PREDECESSOR    SUCCESSOR  PREDECESSOR
                                        ---------  -----------    ---------  -----------
                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JULY 31,                  JULY 31,
                                        ----------------------    ----------------------
                                          2000          1999        2000          1999
                                        --------  |   --------    --------   |  --------
                                                  |                          |
Operating costs and expenses:                     |                          |
   Lease                                $    3.0  |   $    2.0    $    4.3   |  $    6.0
   Pipeline and gathering                    2.0  |        2.7         3.9   |       5.5
                                        --------  |   --------    --------   |  --------
                                             5.0  |        4.7         8.2   |      11.5
Taxes other than income taxes (1)            2.1  |        2.4         3.6   |       4.1
                                        --------  |   --------    --------   |  --------
                                        $    7.1  |   $    7.1    $   11.8   |  $   15.6
                                        ========  |   ========    ========   |  ========

----------

(1) Taxes other than income taxes include severance, property and other taxes.

      TransTexas' average depletion rates are as follows:


                                        SUCCESSOR  PREDECESSOR    SUCCESSOR  PREDECESSOR
                                        ---------  -----------    ---------  -----------
                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JULY 31,                  JULY 31,
                                        ----------------------    ----------------------
                                          2000          1999        2000          1999
                                        --------  |   --------    --------  |   --------
                                                  |                         |
Depletion rates (per Mcfe) ..........   $   2.06  |   $   1.81    $   2.12  |   $   1.82
                                        ========  |   ========    ========  |   ========

    THREE MONTHS ENDED JULY 31, 2000 COMPARED WITH THE THREE MONTHS ENDED JULY 31, 1999

      Gas, condensate and NGL revenues for the three months ended July 31, 2000 increased $14.7 million from the prior period, due primarily to higher prices for all products and an increase in NGLs sales volumes. The average monthly prices received per Mcf of gas ranged from $3.25 to $4.54 in the three months ended July 31, 2000, compared to a range of $2.25 to $2.32 in the prior period.

      Lease operating expenses for the three months ended July 31, 2000 increased $1.0 million from the prior period due primarily to increases in workover expenses. Pipeline and gathering expenses decreased $0.7 million from the prior period due primarily to the termination of certain natural gas transportation contracts in connection with the Company's bankruptcy proceedings. Depreciation, depletion and amortization expense for the three months ended July 31, 2000 decreased $1.2 million due to a decrease in natural gas and condensate production, partially offset by a $0.25 increase in the depletion rate. General and administrative expenses decreased $1.3 million primarily as a result of a decrease in professional fees. Taxes other than income taxes decreased by $0.3 million over the prior period due primarily to decreases in property taxes.

      Interest income for the three months ended July 31, 2000 increased by $0.1 million as compared to the prior period due to higher cash balances available for investment. TransTexas does not expect to earn significant interest income during fiscal 2001. Interest expense for the three months ended July 31, 2000 increased by $6.5 million primarily as a result of discontinuing interest accruals on prepetition unsecured debt obligations in the prior period.

    SIX MONTHS ENDED JULY 31, 2000 COMPARED WITH THE SIX MONTHS ENDED JULY 31, 1999

      Gas, condensate and NGL revenues for the six months ended July 31, 2000 increased $34.2 million from the prior period, due primarily to higher prices for all products and an increase in NGLs sales volumes. The average monthly prices received per Mcf of gas ranged from $2.64 to $4.54 in the six months ended July 31, 2000, compared to a range of $1.74 to $2.32 in the prior period. For the six months ended July 31, 1999, TransTexas recognized a pre-tax loss of $0.5 million on the sale of certain vehicles and other equipment.

      Lease operating expenses for the six months ended July 31, 2000 decreased $1.7 million from the prior period due primarily to decreases in salt water disposal and maintenance costs. Pipeline and gathering expenses decreased $1.7 million from the prior period due primarily to the termination of certain natural gas transportation contracts in connection with the Company's bankruptcy proceedings. Depreciation, depletion and amortization expense for the six months ended July 31, 2000 increased $2.4 million due to an increase in the depletion rate resulting from higher cost properties and unsuccessful drilling results in prior periods. General and administrative expenses decreased $1.8 million primarily as a result of decreases in personnel and related costs and professional fees. Taxes other than income taxes decreased by $0.5 million over the prior period due primarily to decreases in property taxes.

      Interest income for the six months ended July 31, 2000 increased by $0.2 million as compared to the prior period due to higher cash balances available for investment. TransTexas does not expect to earn significant interest income during fiscal 2001. Interest expense for the six months ended July 31, 2000 decreased by $6.8 million due primarily to the Company's reorganization as of January 31, 2000 which resulted in an overall decrease in the amount of outstanding debt.

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

      On the Effective Date, the Company and GMACC entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $15 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1% payable monthly in arrears. As of July 31, 2000, the outstanding principal balance under the Accounts Receivable Facility was $12.2 million with availability for additional advances of approximately $1.2 million and will be due on March 14, 2005.

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

      Under Delaware law, dividends (including dividends payable in stock) may only be paid to the extent a corporation has surplus or, in certain cases, out of net profits for the current fiscal year and the preceding fiscal year. On July 25, 2000, at the annual stockholders meeting, the Company requested that its stockholders approve amendments to the certificates of designation under which the Preferred Stock is outstanding to reduce the par value of the Preferred Stock, which would eliminate substantially all of the Company's capital deficit, as defined by Delaware law. The affirmative vote of 466,774 shares of Class A Common Stock, 247,500 shares of Class B Common Stock, 122,449,000 shares of Series A Senior Preferred Stock and 20,716,080 shares of Series A Junior Preferred Stock approved the amendments to the Certificate of Designation for the Series A Senior Preferred Stock. The affirmative vote of 466,438 shares of Class A Common Stock, 247,500 shares of Class B Common Stock, 122,483,454 shares of Series A Senior Preferred Stock and 20,716,080 shares of Series A Junior Preferred Stock approved the amendments to the Certificate of Designation for the Series A Junior Preferred Stock.

      In February and September 1998, TransTexas entered into two production payment agreements with an unaffiliated third party pursuant to which the Company conveyed certain properties (the "Original Subject Interests") in the form of a term overriding royalty interest. As of January 31, 2000, the outstanding balance of these production payments was $35.1 million.

      In March 2000, the Original Subject Interests were reconveyed to TransTexas and a new production payment drilling program agreement was entered into between TransTexas and two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties including the Original Subject Interests (collectively, the "New Subject Interests"). The Company has the right to offer additional properties ("Offered Wells") to the production payment parties at a negotiated purchase price, up to an aggregate maximum for all such wells, of up to $52 million. Upon acceptance of the Offered Wells, one of the third parties would be committed to pay to the Company either the drilling costs of the Offered Wells or, at the third party's discretion, a higher, mutually agreed upon amount. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In June 2000, the Company offered an additional well (Offered Well) to the two unaffiliated third parties. One of the third parties agreed to advance the Company an additional primary sum of $8.0 million for the additional well. The Oil and Gas Facility places certain restrictions on the amount that may be outstanding under the production payment. As of July 31, 2000, the outstanding balance of the production payment was $30.9 million.

      In September 2000, the Company closed the Second Supplement to the production payments. In exchange for additional properties being made subject to the production payment, the Company received $10 million.

      In connection with the production payment, the Company entered into various marketing and processing agreements with one of the third parties. Pursuant to these agreements, the Company will pay a nominal marketing fee with respect to the Company's production associated with the New Subject Interests. In addition, the third party will pay a fee for certain processing services to be provided by Galveston Bay Processing.

      After the Effective Date, TransTexas remains highly leveraged and will have significant cash requirements for debt service and significant charges for Preferred Stock dividends to net income available for common stockholders.

      In order to maintain or increase proved oil and gas reserves, TransTexas is required to make substantial capital expenditures for the exploration and development of natural gas and oil reserves in the normal course of business. For the six months ended July 31, 2000, total capital expenditures incurred were $49 million, including $11 million for lease acquisitions, $36 million for drilling and development and $2 million for gas gathering, other equipment and seismic acquisitions. Capital expenditures for fiscal 2001 are estimated to be approximately $91 million which amount is in excess of anticipated cash flows from operating activities. Management's plans are to fund TransTexas' 2001 debt service requirements and planned capital expenditures with cash flows from existing producing properties and certain identified relatively low risk exploratory prospects to be drilled and completed during fiscal 2001. Expected reserves from these prospects will be used to obtain additional production payment financing which, together with excess cash flow from these prospects, is necessary to continue to fund debt service and capital expenditure requirements. Should these prospects not be productive or should prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of TransTexas' debt documents and Senior Preferred Stock. In August 2000, TransTexas sold certain producing properties in Jim Hogg County, Texas for a sales price of $6.5 million.

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

      The Company's revenues, profitability, access to capital and future rate of growth are substantially dependent upon the prevailing prices of natural gas, condensate and oil. These prices are subject to wide fluctuations in response to relatively minor changes in supply and demand and a variety of additional factors beyond the Company's control. From time to time, the Company has utilized hedging transactions with respect to a portion of its gas and oil production to achieve a more predictable cash flow, as well as to reduce exposure to price fluctuations. While hedging limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. Because gains or losses associated with hedging transactions are included in gas and oil revenues when the hedged volumes are delivered, such gains and losses are generally offset by similar changes in the realized prices of commodities. The Company had no open hedging transactions at July 31, 2000.

      Pursuant to the terms of the Company's production payment agreement entered into in March 2000, the production payment purchasers entered into the following hedge arrangements with respect to a portion of the natural gas and condensate production associated therewith and which effectively hedge a portion of the Company's production:


                                                            Contract Price
                                                           -----------------
                                                                Collar
                                             Volumes in    -----------------
Period                                       MMBtus/Bbls    Floor    Ceiling
-------                                      -----------   -------   -------
Natural Gas:
     April 2000 -- October 2000 ...........    3,745,000   $  2.10   $  3.40
     November 2000 -- March 2001 ..........    1,887,500      2.35      3.95

Condensate:
     April 2000 -- September 2000 .........      228,750     18.50     32.50
     October 2000 -- March 2001 ...........      182,000     18.50     29.95

      Under these contracts, the counterparty is required to make payment to the production payment purchaser if the settlement price for the period is below the floor, and the production payment purchaser is required to make payment to the counterparty if the settlement price for any period is above the ceiling price. As of July 31, 2000, the Company had recognized a loss of $1.1 million and had a deferred loss of $0.7 million under these contracts.

      Because substantially all of its long-term obligations at July 31, 2000 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility are subject to a rate of interest that fluctuates based on short-term interest rates ($12.2 million outstanding at July 31, 2000). The Company had no open interest rate hedge positions at July 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 6 to the condensed consolidated financial statements for a discussion of TransTexas' legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on July 25, 2000. The Company requested that its stockholders vote on the following matters:

      1. Approval of amendments to the certificate of designation for the Series A Senior Preferred Stock to decrease the par value of the Series A Senior Preferred Stock from $1.00 to $0.001, to change the first dividend payment date, to make certain conforming changes and to increase the number of authorized shares of Series A Preferred Stock. Votes were cast (or shares were not voted) on this proposal as follows:

                   For            Against        Abstained        Not Voted
              ------------       ---------      -----------     ------------
               143,879,354         147,992           73,707      100,320,598

      2. Approval of amendments to the certificate of designation for the Series A Junior Preferred Stock to decrease the par value of the Series A Junior Preferred Stock from $1.00 to $0.001, to change the first dividend payment date, to correct an error and to make certain conforming changes. Votes were cast (or shares were not voted) on this proposal as follows:

                   For            Against        Abstained        Not Voted
              ------------       ---------      -----------     ------------
               143,913,472         159,230           28,351      100,320,598


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits:

       27.1 -- Financial Data Schedule

  (b)  Reports on Form 8-K:

       There were no reports on Form 8-K filed during the quarter ended July 31, 2000.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TRANSTEXAS GAS CORPORATION
                                                  (Registrant)





                                           By:   /s/ Ed Donahue
                                                 -------------------------------
                                                 Ed Donahue, Vice President
                                                  and Chief Financial Officer


September 14, 2000

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
 27.1       --       Financial Data Schedule