Form 10-Q
period 2000-10-31
TRANSTEXAS GAS CORP
filed 2000-12-15
CIK 904977

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000
                         COMMISSION FILE NUMBER 0-30475


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]     No
                                       ---        ---

The number of shares of common stock of the registrant outstanding on December 15, 2000 was 1,250,251, consisting of 1,002,751 shares of Class A common Stock and 247,500 shares of Class B Common Stock.


================================================================================

                           TRANSTEXAS GAS CORPORATION

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Financial Statements:
              Report of Independent Accountants............................................................    2
              Condensed Consolidated Balance Sheet as of October 31, 2000 and January 31, 2000.............    3
              Condensed Consolidated Statement of Operations for the three and nine months ended
                 October 31, 2000 and 1999.................................................................    4
              Condensed Consolidated Statement of Cash Flows for the nine months ended October 31,
                 2000 and 1999.............................................................................    5
              Notes to Condensed Consolidated Financial Statements.........................................    6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations...................................................................................   16
Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................   21

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................   22
Item 6.    Exhibits and Reports on Form 8-K................................................................   22
Signature..................................................................................................   23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of TransTexas Gas Corporation

      We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation (successor) as of October 31, 2000, the related condensed consolidated statements of operations for the three-month and nine-month periods ended October 31, 2000, the related condensed consolidated statement of cash flows for the nine-month period ended October 31, 2000, and the related condensed consolidated financial statements of TransTexas Gas Corporation (predecessor) for the three-month and nine-month periods ended October 31, 1999 (successor and predecessor are collectively referred to as the "Company"). These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of January 31, 2000, and the related consolidated statements of operations, of stockholders' equity (deficit), and of cash flows for the year then ended (not presented herein); and in our report dated May 1, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2000, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP


Houston, Texas
December 15, 2000

                           TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                              OCTOBER 31,    JANUARY 31,
                                                                                                 2000           2000
                                                                                              -----------    -----------
                                            ASSETS
Current assets:
  Cash and cash equivalents ..............................................................     $   5,721      $  18,288
  Accounts receivable ....................................................................        36,631         19,592
  Receivable from affiliates .............................................................         1,067          1,107
  Inventories ............................................................................         1,676          1,741
  Other ..................................................................................         3,884            926
                                                                                               ---------      ---------
        Total current assets .............................................................        48,979         41,654
                                                                                               ---------      ---------
Property and equipment ...................................................................       394,551        327,087
Less accumulated depreciation, depletion and amortization ................................        60,066             --
                                                                                               ---------      ---------
  Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $95,239 and $90,000 was excluded from
    amortization at October 31, 2000 and January 31, 1999 respectively ...................       334,485        327,087
                                                                                               ---------      ---------
Other assets..............................................................................         2,858            513
                                                                                               ---------      ---------
                                                                                               $ 386,322      $ 369,254
                                                                                               =========      =========


                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt ...................................................     $   4,656      $   6,934
  Accounts payable .......................................................................         9,402         15,759
  Accrued liabilities ....................................................................        25,828         10,061
                                                                                               ---------      ---------
        Total current liabilities ........................................................        39,886         32,754
                                                                                               ---------      ---------
Long-term debt, less current maturities ..................................................       277,014         48,290
Production payments, less current portion ................................................        22,442         32,460
Note payable to affiliate ................................................................            --        196,346
Deferred income taxes ....................................................................        14,630         10,000
Other liabilities ........................................................................        23,728         49,404
Redeemable preferred stock ...............................................................        18,670             --
Commitments and contingencies (Note 7) ...................................................            --             --
Stockholders' deficit:
  Common stock, $0.01 par value, 100,247,500 shares and 100,000,000 shares authorized at October 31, 2000 and January 31, 2000: 1,250,251 shares and
    57,515,566 shares issued and outstanding at October 31, 2000 and January 31,
    2000 .................................................................................            12            740
  Additional paid-in capital .............................................................            13           (740)
  Accumulated deficit ....................................................................       (10,073)            --
                                                                                               ---------      ---------
        Total stockholders' deficit ......................................................       (10,048)            --
                                                                                               ---------      ---------
                                                                                               $ 386,322      $ 369,254
                                                                                               =========      =========




     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           SUCCESSOR        PREDECESSOR         SUCCESSOR       PREDECESSOR
                                                          ------------     -------------       ------------     ------------
                                                          THREE MONTHS ENDED OCTOBER 31,       NINE MONTHS ENDED OCTOBER 31,
                                                          ------------------------------       -----------------------------
                                                              2000             1999                2000             1999
                                                          ------------  |  -------------       ------------  |  ------------
                                                                        |                                    |
Revenues                                                                |                                    |
   Gas, condensate and natural gas liquids .........      $     49,027  |  $     28,763        $    129,701  |  $    75,252
   Loss on the sale of assets ......................              --    |            (7)               --    |         (538)
   Other ...........................................               554  |           649               1,746  |        2,329
                                                          ------------  |  ------------        ------------  |  -----------
        Total revenues .............................            49,581  |        29,405             131,447  |       77,043
                                                          ------------  |  ------------        ------------  |  -----------
Costs and expenses:                                                     |                                    |
   Operating .......................................             4,660  |         3,538              12,821  |       15,080
   Depreciation, depletion and amortization ........            20,139  |        17,471              60,067  |       54,984
   General and administrative.......................             4,108  |         3,468              14,085  |       15,274
   Taxes other than income taxes....................             1,630  |         2,073               5,275  |        6,183
                                                          ------------  |  ------------        ------------  |  -----------
        Total costs and expenses ...................            30,537  |        26,550              92,248  |       91,521
                                                          ------------  |  ------------        ------------  |  -----------
        Operating income (loss).....................            19,044  |         2,855              39,199  |      (14,478)
                                                          ------------  |  ------------        ------------  |  -----------
Other income (expense):                                                 |                                    |
   Interest income .................................               113  |           153                 433  |          289
   Interest expense, net ...........................            (8,522) |        (3,247)            (26,405) |      (27,966)
                                                          ------------  |  ------------        ------------  |  -----------
        Total other expense.........................            (8,409) |        (3,094)            (25,972) |      (27,677)
                                                          ------------  |  ------------        ------------  |  -----------
        Income (loss) before reorganization                             |                                    |
        items and income taxes .....................            10,635  |          (239)             13,227  |      (42,155)
Reorganization items................................             --     |        (4,167)               --    |       (5,086)
Income taxes - deferred ............................             3,723  |          --                 4,630  |         --
                                                          ------------  |  ------------        ------------  |  -----------
        Net income (loss) ..........................      $      6,912  |  $     (4,406)       $      8,597  |  $   (47,241)
                                                          ============  |  ============        ============  |  ===========
Accretion of preferred stock .......................      $      3,549  |  $       --          $     18,670  |  $      --
                                                          ============  |  ============        ============  |  ===========
        Net income (loss) available to common
           stockholders ............................      $      3,363  |  $     (4,406)       $    (10,073) |  $   (47,241)
                                                          ============  |  ============        ============  |  ===========
Basic and diluted net income (loss) per share ......      $       2.69  |  $      (0.08)       $      (8.06) |  $     (0.82)
                                                          ============  |  ============        ============  |  ===========
Weighted average number of shares outstanding                           |                                    |
    for basic and diluted net income (loss)
    per share.......................................         1,250,251  |    57,515,566           1,250,251  |   57,515,566
                                                          ============  |  ============        ============  |  ===========


     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                          SUCCESSOR        PREDECESSOR
                                                                                         ------------      ------------
                                                                                               NINE MONTHS ENDED
                                                                                                   OCTOBER 31,
                                                                                         ------------------------------
                                                                                             2000              1999
                                                                                         ------------   |  ------------
                                                                                                        |
Operating activities:                                                                                   |
   Net income (loss) .............................................................          $   8,597   |    $  (47,241)
    Adjustments to reconcile net income (loss) to net cash provided by operating                        |
    activities:                                                                                         |
      Depreciation, depletion and amortization....................................             60,067   |        54,984
      Accretion of discount on long-term debt.....................................              3,693   |          --
      Amortization of debt issue costs............................................                239   |         1,655
      Loss on the sale of assets..................................................                --    |           538
      Deferred income taxes.......................................................              4,630   |          --
      Changes in assets and liabilities:                                                                |
        Accounts receivable.......................................................            (17,039)  |       (12,883)
        Receivable from affiliates................................................                 40   |           169
        Inventories...............................................................                 65   |           730
        Other current assets......................................................             (2,958)  |          (869)
        Accounts payable..........................................................             (6,420)  |         2,699
        Accrued interest payable to affiliates....................................               --     |        14,629
        Accrued liabilities.......................................................             12,704   |          (867)
        Transactions with affiliates, net.........................................               --     |           700
        Other assets..............................................................               (213)  |           394
        Other liabilities.........................................................            (25,918)  |        (1,796)
                                                                                            ---------   |    ----------
           Net cash provided by operating activities..............................             37,487   |        12,842
                                                                                            ---------   |    ----------
Investing activities:.............................................................                      |
   Capital expenditures...........................................................            (72,489)  |       (20,310)
   Proceeds from the sale of assets...............................................              6,632   |           556
                                                                                            ---------   |    ----------
           Net cash used by investing activities..................................            (65,857)  |       (19,754)
                                                                                            ---------   |    ----------
Financing activities:                                                                                   |
   Issuance of production payments................................................             22,500   |          --
   Principal payments on production payments......................................            (29,867)  |       (12,958)
   Principle payment on note payable to affiliate.................................               --     |        (1,093)
   Issuance of note payable ......................................................               --     |        30,000
   Issuance of long-term debt.....................................................             32,500   |          --
   Principal payments on long-term debt...........................................            (14,824)  |          (322)
   Revolving credit agreement, net................................................              7,936   |         3,165
   Proceeds from short-swing sale ................................................                 25   |          --
   Debt issue costs...............................................................             (2,467)  |          --
                                                                                            ---------   |    ----------
           Net cash provided by financing activities..............................             15,803   |        18,792
                                                                                            ---------   |    ----------
           Increase (decrease) in cash and cash equivalents.......................            (12,567)  |        11,880
Beginning cash and cash equivalents...............................................             18,288   |         3,775
                                                                                            ---------   |    ----------
Ending cash and cash equivalents..................................................          $   5,721   |    $   15,655
                                                                                            =========   |    ==========


     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransTexas Gas Corporation ("TransTexas" or the "Company") as of October 31, 2000 and the results of its operations and cash flows for the interim periods ended October 31, 2000 and 1999. The condensed consolidated balance sheet as of January 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in TransTexas' annual report on Form 10-K for the year ended January 31, 2000. Unless otherwise noted, the terms "TransTexas" and the "Company" refer to TransTexas Gas Corporation and its subsidiaries, including Galveston Bay Processing Corporation and Galveston Bay Pipeline Company. Prior to March 17, 2000 (the "Effective Date"), TransTexas was a subsidiary of TransAmerican Energy Corporation ("TEC"), which is an indirect subsidiary of TransAmerican Natural Gas Corporation ("TransAmerican").

    Recently Issued Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which the Company will adopt effective February 1, 2001. SFAS 133, as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," established accounting and reporting standards for derivative instruments and for hedging activities. Generally, it requires recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value will depend on the intended use of the derivative and the resulting designation. The Company is still evaluating the impact that the adoption of SFAS 133 will have on its financial position and results of operations, although the Company's management believes that the hedges to which the Company is currently a party will continue to qualify as hedges under this new standard. Based on this presumption, the Company will recognize the value of the hedges at the date of implementation at their fair value as an asset or liability in the balance sheet, recording a corresponding amount as a component of comprehensive income. Subsequent changes in the fair value of the hedges would be treated as a component of comprehensive income during the period of change, while settlement of the hedged production would be reflected as an adjustment to revenues in the period of production.

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

     The January 31, 2000 consolidated balance sheet is the opening balance sheet of the reorganized TransTexas, the successor company. The January 31, 2000 consolidated balance sheet includes all adjustments necessary to reflect assets at the reorganization value and the Plan's treatment of creditor claims and previous equity interests. Since the January 31, 2000 consolidated balance sheet was affected by fresh-start reporting, it is not comparable in certain material respects to the consolidated balance sheets of any prior period. The consolidated statements of operations and cash flows for the three and nine months ended October 31, 1999 reflect the activities of the predecessor reporting entity and also are not comparable.

     Pursuant to fresh-start reporting, the Company's reorganization value as of January 31, 2000 was estimated by management and allocated to identify assets based on their relative fair values. Postpetition liabilities were valued at

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)

the present value of amounts to be paid. The present value of liabilities has been adjusted for imputed interest at a rate of 15% for the period from February 1, 2000 to the Effective Date of the Plan. The imputed interest was charged to interest expense during the three months ended April 30, 2000.

     Based on the reorganization value of the Company, the fair value of the Preferred Stock and Common Stock was estimated to be zero. The Senior Preferred Stock and Junior Preferred Stock are mandatorily redeemable in 2006 and 2010, respectively. As a result, the Company will accrete, in the form of a non-cash dividend deducted to arrive at net income (loss) available to common stockholders and charged to retained earnings, an amount equal to the combined redemption amount totaling $243.2 million (initial liquidation value) over the period prior to redemption. In addition, net income (loss) available to common stockholders reflects dividends accrued on the Preferred Stock. Accrued preferred stock dividends will be recorded at fair value. Any difference between the initial fair value and the redemption value will be accreted in the same manner as described above. For the three and nine months ended October 31, 2000, accretion of preferred stock totaled $3.5 million and $18.7 million, respectively.

3.   LIQUIDITY

     In order to maintain or increase proved oil and gas reserves, TransTexas is required to make substantial capital expenditures for the exploration and development of natural gas and oil reserves in the normal course of business.

     TransTexas remains highly leveraged and a substantial portion of its cash flow will be required for debt service. In addition, cash flow from operating activities is dependent on gas and oil prices which are historically volatile. Management plans to fund TransTexas' fiscal fourth quarter 2001 debt service and capital expenditures with cash flows from existing producing properties, certain identified relatively low risk exploratory prospects to be drilled and completed during the remainder of fiscal 2001 and certain asset sales. Expected reserves from these prospects will be used to obtain additional production payment financing which, together with excess cash flow from these prospects, is necessary to continue to fund debt service and capital expenditure requirements. TransTexas anticipates that fiscal 2002 capital expenditures will be funded by cash flows from operating activities and borrowings under the production payment drilling program. Should TransTexas' drilling prospects not be productive or should oil and gas prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of TransTexas' debt documents and Senior Preferred Stock. In August 2000, TransTexas sold certain producing properties in Jim Hogg County, Texas for a sales price of $6.5 million. In December 2000, TransTexas sold certain producing properties in Kent, Starr, Wharton and Zapata Counties, Texas for a sales price of $11.0 million.

4.   CREDIT AGREEMENT AND PRODUCTION PAYMENTS

    Credit Agreement

     On the Effective Date, the Company and GMAC Commercial Credit LLC ("GMACC") entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $15 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1% payable monthly in arrears. As of October 31, 2000, the outstanding principal balance under the Accounts Receivable Facility was $12.1 million with availability for additional advances of approximately $2.9 million and will be due on March 14, 2005.

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

     In March 2000, the Original Subject Interests were reconveyed to TransTexas and a new production payment drilling program agreement was entered into between TransTexas and two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties including the Original Subject Interests (collectively, the "New Subject Interests"). The Company has the right to offer additional properties ("Offered Wells") to the production payment parties at a negotiated purchase price, up to an aggregate maximum for all such wells, of up to $52 million. Upon acceptance of the Offered Wells, one of the third parties would be committed to pay to the Company either the drilling costs of the Offered Wells or, at the third party's discretion, a higher, mutually agreed upon amount. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In June 2000, the Company offered an additional well (Offered Well) to the two unaffiliated third parties. One of the third parties agreed to advance the Company an additional primary sum of $8.0 million for the additional well. In September 2000, the Company closed the Second Supplement to the production payment. In exchange for additional properties being made subject to the production payment, the Company received $10 million. The Oil and Gas Facility places certain restrictions on the amount that may be outstanding under the production payment. As of October 31, 2000, the aggregate purchase price of all wells purchased pursuant to this production payment drilling program was $22.5 million and the outstanding balance of the production payment was $27.7 million, of which $5.3 million is included in accrued liabilities.

     In November 2000, the Company closed the Third Supplement to the production payment. In exchange for an additional well being made subject to the production payment, the Company received $4.5 million.

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

5.   HEDGE ARRANGEMENTS

     Pursuant to the terms of the Company's production payment agreement entered into in March 2000, the production payment purchasers entered into the following hedge arrangements with respect to a portion of the natural gas and condensate production associated therewith and which effectively hedge a portion of the Company's production.

                                                                             CONTRACT PRICE
                                                                           -------------------
                                                             TOTAL               COLLAR
                                                           VOLUMES IN      -------------------
       PERIOD                                              MMBTUS/BBLS      FLOOR      CEILING
       ------                                              -----------     --------    -------
      Natural Gas:
          April 2000 -- October 2000.....................   3,745,000       $  2.10    $  3.40
          November 2000 -- March 2001....................   1,887,500          2.35       3.95

      Condensate:
          April 2000 -- September 2000...................     228,750         18.50      32.50
          October 2000 -- March 2001.....................     182,000         18.50      29.25

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)

     Under these contracts, the counterparty is required to make payment to the production payment purchaser if the settlement price (based on New York Mercantile Exchange prices) for the period is below the floor, and the production payment purchaser is required to make payment to the counterparty if the settlement price for any period is above the ceiling price. For the nine months ended October 31, 2000, the Company had recognized hedging losses of $3.1 million. As of October 31, 2000, the Company had deferred losses of $1.3 million under these contracts.

     In November 2000, the Company entered into the following commodity price hedging arrangement with respect to a portion of the Company's natural gas production.

                                                                             CONTRACT PRICE
                                                                           -------------------
                                                             TOTAL               COLLAR
                                                           VOLUMES IN      -------------------
       PERIOD                                                MMBTUS         FLOOR      CEILING
       ------                                              ----------      -------     -------
      Natural Gas:
          December 2000 -- November 2001..............      7,300,000      $  3.50     $  6.00


     Under terms of this collar transaction, the counterparty is required to make a payment to the Company if the settlement price (based on a published industry index of natural gas prices at Houston Ship Channel) for any settlement period is below the floor price for such transaction and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. This hedging arrangement is supported by a letter of credit for drawings by the counterparty of up to $6.5 million.

6.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     The following information reflects TransTexas' noncash investing and financing activities (in thousands of dollars):

                                                                            SUCCESSOR      PREDECESSOR
                                                                          ------------    --------------
                                                                                 NINE MONTHS ENDED
                                                                                    OCTOBER  31,
                                                                          ------------------------------
                                                                              2000             1999
                                                                          ------------ |  --------------
                                                                                       |
      Financing activities:                                                            |
        Accretion of preferred stock.................................        $ 18,670  |    $    --
                                                                             ========  |    =========
        Cancellation of old common stock.............................        $    740  |    $    --
                                                                             ========  |    =========
        Issuance of new common stock.................................        $     12  |    $    --
                                                                             ========  |    =========


7.   COMMITMENTS AND CONTINGENCIES

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

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)

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

    Potential Tax Liabilities

     Based upon independent legal advice, including an opinion from a nationally recognized law firm, TransTexas did not report any significant federal income tax liability as a result of the sale by TransTexas in 1997 of its subsidiary that owned substantially all of its producing properties in the Lower Wilcox/Lobo Trend in Webb and Zapata Counties in South Texas and its related pipeline system for approximately $1.1 billion (the "Lobo Sale"). There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that TransTexas' position will be sustained if challenged by the Internal Revenue Service (the "IRS"). Prior to the bankruptcy, TransTexas was part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which included TNGC Holdings Corporation, the sole stockholder of TransAmerican ("TNGC"), TransAmerican, TEC, TransTexas and TARC. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $270 million (assuming the use of none of the available tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 9%) on the tax and penalties (if any). Assuming the use of available tax attributes of the TNGC Consolidated Group, primarily the carryback of net operating loss carryovers ("NOLs"), this estimated tax would be reduced to approximately $10 million (with the NOL carrybacks reducing interest as of the end of the tax year in which the carryback arose and not reducing penalties). In this event, a substantial portion of TransTexas' NOLs would be utilized and thus not available to TransTexas after the bankruptcy. Pursuant to the tax allocation agreement among the members of the TNGC Consolidated Group, TransAmerican is obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to make any such payment and the other members of the TNGC Consolidated Group, including TransTexas as a former member, may be required to pay the tax, penalties and interest. There can be no assurance that TransTexas could pay this contingency.

      Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provision (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended (the "Tax Code"), and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the IRS regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that any such challenge would not be upheld. Under the tax allocation agreement among the members of the TNGC Consolidated Group, TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican.

      As a former member of the TNGC Consolidated Group, TransTexas will be severally liable for any tax liability resulting from any transaction of the TNGC Consolidated Group that occurred during any taxable year of the TNGC Consolidated Group during which TransTexas was a member, including the above described transactions.

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)

The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and July 31, 1995. The Company has not been advised by the IRS as to whether any tax deficiencies will be proposed by the IRS as a result of its review.

      TransTexas expects that a significant portion of its NOLs will be eliminated and the use of those NOLs that are not eliminated will be severely restricted as a consequence of the Plan. In addition, certain other tax attributes of TransTexas may under certain circumstances be eliminated or reduced as a consequence of the Plan. The potential elimination or reduction of NOLs and such other tax attributes may substantially increase the amount of tax payable by TransTexas.

    Gas Delivery Commitments

      In March 2000, TransTexas entered into firm and interruptible contracts with Tejas Ship Channel LLC for transportation of its production from the Eagle Bay field to the Winnie facilities at a fixed negotiated rate. Under the firm agreement, the Company is committed to deliver a minimum of 75,000 MMBtu per day of natural gas and condensate.

      The Company also entered into a contract with Centana Intrastate Pipeline Company for transportation of natural gas on a firm and interruptible basis from the Winnie facility to natural gas liquids recovery facilities located in the Beaumont/Port Arthur, Texas area, and residue gas from these facilities to various distribution points. Under the agreement, the Company is committed to deliver up to a maximum of 56,250 Mcf per day of natural gas and 19,500 MMBtu per day of residue gas. Transportation fees for natural gas are based on a fixed negotiated rate. Transportation fees for residue gas are based on a published industry index.

8.   PREFERRED STOCK DIVIDENDS

      On July 25, 2000 and August 30, 2000, the Board of Directors of the Company authorized the payment of quarterly dividends to the holders of the Company's Preferred Stock of record on June 1, 2000 and September 1, 2000, respectively. The quarterly dividends were paid in-kind on August 15, 2000 and September 15, 2000 in additional shares of Preferred Stock of the same class at an annual rate of $0.20 per share for each share of Series A Senior Preferred Stock and at an annual rate of $0.10 per share for each share of Series A Junior Preferred Stock in accordance with the Certificate of Designation for Series A Senior Preferred Stock and the Certificate of Designation for Series A Junior Preferred Stock, respectively. Fractional shares were not issued, but were settled in cash.

9.   SHORT-SWING SALE

      During the quarter ended October 31, 2000, the Company received $25,000 in cash from a stockholder as a result of such stockholder's compliance with the requirement of the Securities Exchange Act of 1934, as amended, that profits from the sale of certain securities of a company that were held less than six months by certain officers, directors and principal stockholders must be returned to the Company. The Company recorded the proceeds as an increase to additional paid-in capital.

10.  SUPPLEMENTAL GUARANTOR INFORMATION

      Galveston Bay Pipeline Company and Galveston Bay Processing Corporation are guarantors of the Notes and the Oil and Gas Facility. Separate financial statements of the Guarantors are not considered to be material to holders of the Notes and GMACC. The following condensed consolidating financial statements present supplemental information of the Guarantors as of and for the three and nine months ended October 31, 2000.

                           TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 31, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                  GALVESTON       GALVESTON
                                                                     BAY             BAY                        CONSOLIDATED
                                                   TRANSTEXAS      PIPELINE       PROCESSING     ELIMINATIONS    TRANSTEXAS
                                                   ----------      ---------      ----------     ------------    ----------
                      ASSETS
Current assets:
  Cash and cash equivalents ....................... $   5,604      $      24      $      93       $     --      $   5,721
  Accounts receivable .............................    36,205             --            426             --         36,631
  Receivables from affiliates .....................     9,472             --             --         (8,405)         1,067
  Inventories .....................................     1,676             --             --             --          1,676
  Other ...........................................     3,793             23             68             --          3,884
                                                    ---------      ---------      ---------      ---------      ---------
        Total current assets ......................    56,750             47            587         (8,405)        48,979
                                                    ---------      ---------      ---------      ---------      ---------
Property and equipment ............................   382,388          1,820         10,343             --        394,551
Less accumulated depreciation, depletion and
  amortization ....................................    58,236            241          1,589             --         60,066
                                                    ---------      ---------      ---------      ---------      ---------
        Net property and equipment ................   324,152          1,579          8,754             --        334,485
                                                    ---------      ---------      ---------      ---------      ---------
Other assets ......................................     2,859             --              1             (2)         2,858
                                                    ---------      ---------      ---------      ---------      ---------
                                                    $ 383,761      $   1,626      $   9,342      $  (8,407)     $ 386,322
                                                    =========      =========      =========      =========      =========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt ............ $   3,672      $      24      $     960      $      --      $   4,656
  Accounts payable ................................     9,205             51            146             --          9,402
  Accrued liabilities .............................    25,670             18            140             --         25,828
                                                    ---------      ---------      ---------      ---------      ---------
        Total current liabilities .................    38,547             93          1,246             --         39,886
                                                    ---------      ---------      ---------      ---------      ---------
Payable to affiliates .............................        --            621          7,784         (8,405)            --
Long-term debt, less current maturities ...........   275,735          1,063            216             --        277,014
Production payments, less current portion .........    22,442             --             --             --         22,442
Deferred income taxes .............................    14,630             --             --             --         14,630
Other liabilities .................................    23,728             --             --             --         23,728
Redeemable preferred stock ........................    18,670             --             --             --         18,670
Stockholders' equity (deficit):
  Common stock ....................................        12             --             --             --             12
  Additional paid-in capital ......................        13              1              1             (2)            13
  Retained earnings (accumulated deficit) .........   (10,016)          (152)            95             --        (10,073)
                                                    ---------      ---------      ---------      ---------      ---------
        Total stockholders' equity (deficit) ......    (9,991)          (151)            96             (2)       (10,048)
                                                    ---------      ---------      ---------      ---------      ---------
                                                    $ 383,761      $   1,626      $   9,342      $  (8,407)     $ 386,322
                                                    =========      =========      =========      =========      =========

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED OCTOBER 31, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                              GALVESTON      GALVESTON
                                                                  BAY           BAY                     CONSOLIDATED
                                                TRANSTEXAS     PIPELINE     PROCESSING    ELIMINATIONS   TRANSTEXAS
                                                ----------     --------     ----------    ------------   ----------
Revenues:
    Gas, condensate and natural gas liquids      $ 49,027      $     --      $     --      $     --      $ 49,027
    Other ..................................          188           145         1,575        (1,354)          554
                                                 --------      --------      --------      --------      --------
           Total revenues ..................       49,215           145         1,575        (1,354)       49,581
                                                 --------      --------      --------      --------      --------
  Costs and expenses:
    Operating ..............................        4,931            (3)        1,086        (1,354)        4,660
    Depreciation, depletion and amortization       19,558            88           493            --        20,139
    General and administrative .............        3,968             5           135            --         4,108
    Taxes other than income taxes ..........        1,598             4            28            --         1,630
                                                 --------      --------      --------      --------      --------
           Total costs and expenses ........       30,055            94         1,742        (1,354)       30,537
                                                 --------      --------      --------      --------      --------
           Operating income (loss) .........       19,160            51          (167)           --        19,044
                                                 --------      --------      --------      --------      --------
  Other income (expense):
    Interest income ........................          113            --            --            --           113
    Interest expense, net ..................       (8,432)          (41)          (49)           --        (8,522)
                                                 --------      --------      --------      --------      --------
           Total other expense .............       (8,319)          (41)          (49)           --        (8,409)
                                                 --------      --------      --------      --------      --------
           Income before income taxes ......       10,841            10          (216)           --        10,635
  Income taxes -- deferred .................        3,723            --            --            --         3,723
                                                 --------      --------      --------      --------      --------
           Net income (loss) ...............     $  7,118      $     10      $   (216)     $     --      $  6,912
                                                 ========      ========      ========      ========      ========

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       NINE MONTHS ENDED OCTOBER 31, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                 GALVESTON      GALVESTON
                                                                    BAY            BAY                     CONSOLIDATED
                                                  TRANSTEXAS     PIPELINE      PROCESSING    ELIMINATIONS   TRANSTEXAS
                                                  ----------     --------      ----------    ------------   ----------
Revenues:
   Gas, condensate and natural gas liquids ..     $ 129,701      $      --      $      --      $      --      $ 129,701
   Other ....................................           386            513          5,461         (4,614)         1,746
                                                  ---------      ---------      ---------      ---------      ---------
          Total revenues ....................       130,087            513          5,461         (4,614)       131,447
                                                  ---------      ---------      ---------      ---------      ---------
Costs and expenses:
   Operating ................................        14,277             28          3,130         (4,614)        12,821
   Depreciation, depletion and amortization .        58,236            240          1,591             --         60,067
   General and administrative ...............        13,608            128            349             --         14,085
   Taxes other than income taxes ............         5,160             24             91             --          5,275
                                                  ---------      ---------      ---------      ---------      ---------
          Total costs and expenses ..........        91,281            420          5,161         (4,614)        92,248
                                                  ---------      ---------      ---------      ---------      ---------
          Operating income (loss) ...........        38,806             93            300             --         39,199
                                                  ---------      ---------      ---------      ---------      ---------
Other income (expense):
   Interest income ..........................           433             --             --             --            433
   Interest expense, net ....................       (25,955)          (245)          (205)            --        (26,405)
                                                  ---------      ---------      ---------      ---------      ---------
          Total other expense ...............       (25,522)          (245)          (205)            --        (25,972)
                                                  ---------      ---------      ---------      ---------      ---------
          Income before income taxes ........        13,284           (152)            95             --         13,227
Income taxes -- deferred ....................         4,630             --             --             --          4,630
                                                  ---------      ---------      ---------      ---------      ---------
    Net income (loss) .......................     $   8,654      $    (152)     $      95      $      --      $   8,597
                                                  =========      =========      =========      =========      =========

                           TRANSTEXAS GAS CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED OCTOBER 31, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                    GALVESTON      GALVESTON
                                                                       BAY            BAY                     CONSOLIDATED
                                                     TRANSTEXAS     PIPELINE      PROCESSING    ELIMINATIONS   TRANSTEXAS
                                                     ----------     --------      ----------    ------------   ----------
Operating activities:
   Net income (loss) .............................     $  8,654      $   (152)     $     95      $     --      $  8,597
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation, depletion and amortization ....       58,236           240         1,591            --        60,067
     Accretion of discount on long-term debt .....        3,496            52           145            --         3,693
     Amortization of debt issue costs ............          239            --            --            --           239
     Deferred income taxes .......................        4,630            --            --            --         4,630
     Changes in assets and liabilities:
        Accounts receivable ......................      (17,062)          110           (87)           --       (17,039)
        Receivable from affiliates ...............          774            --            --          (734)           40
        Inventories ..............................           65            --            --            --            65
        Other current assets .....................       (2,885)          (23)          (50)           --        (2,958)
        Accounts payable .........................       (6,510)           48            42            --        (6,420)
        Accrued liabilities ......................       12,612             7            85            --        12,704
        Transactions with affiliates, net ........           --           (16)         (718)          734            --
        Other assets .............................         (213)           --            --            --          (213)
        Other liabilities ........................      (25,918)           --            --            --       (25,918)
                                                       --------      --------      --------      --------      --------
           Net cash provided by operating
             activities ..........................       36,118           266         1,103            --        37,487
                                                       --------      --------      --------      --------      --------
Investing activities:
   Capital expenditures ..........................      (71,510)         (585)         (394)           --       (72,489)
   Proceeds from the sale of assets ..............        6,096           536            --            --         6,632
                                                       --------      --------      --------      --------      --------
           Net cash used by investing
             activities ..........................      (65,414)          (49)         (394)           --       (65,857)
                                                       --------      --------      --------      --------      --------
Financing activities:
     Issuance of production payments .............       22,500            --            --            --        22,500
     Principal payments on production payments ...      (29,867)           --            --            --       (29,867)
     Issuance of long-term debt ..................       32,500            --            --            --        32,500
     Principal payments on long-term debt ........      (13,578)         (237)       (1,009)           --       (14,824)
     Revolving credit agreement, net .............        7,936            --            --            --         7,936
     Proceeds from short-swing sale ..............           25            --            --            --            25
     Debt issue costs ............................       (2,467)           --            --            --        (2,467)
                                                       --------      --------      --------      --------      --------
           Net cash provided (used) by financing
             activities ..........................       17,049          (237)       (1,009)           --        15,803
                                                       --------      --------      --------      --------      --------
           Decrease in cash and cash equivalents .      (12,247)          (20)         (300)           --       (12,567)
Beginning cash and cash equivalents ..............       17,851            44           393            --        18,288
                                                       --------      --------      --------      --------      --------
Ending cash and cash equivalents .................     $  5,604      $     24      $     93      $     --      $  5,721
                                                       ========      ========      ========      ========      ========

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

     TransTexas' operating data for the three and nine months ended October 31, 2000 and 1999, is as follows:

                                           SUCCESSOR        PREDECESSOR         SUCCESSOR          PREDECESSOR
                                           ---------        -----------         ---------          -----------
                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                    OCTOBER 31,                           OCTOBER 31,
                                           ---------------------------           ---------------------------
                                             2000               1999               2000               1999
                                           --------     |     --------           --------      |    --------
                                                        |                                      |
Sales volumes                                           |                                      |
  Gas (Bcf) ............................        6.6     |          6.4               20.3      |        21.3
  NGLs (MMgal) .........................       10.3     |         14.3               41.4      |        31.2
  Condensate (MBbls) ...................        385     |          419              1,225      |       1,333
Average prices                                          |                                      |
  Gas (dry) (per Mcf) ..................   $   4.81     |     $   2.72           $   3.88      |    $   2.27
  NGLs (per gallon) ....................        .74     |          .28                .47      |         .26
Condensate and oil (per Bbl) ...........      32.51     |        21.57              30.03      |       17.63
Number of gross wells drilled ..........          5     |            4                 13      |           9
Percentage of wells completed ..........         60%    |           75%                62%     |          33%

     A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                           SUCCESSOR        PREDECESSOR         SUCCESSOR          PREDECESSOR
                                           ---------        -----------         ---------          -----------
                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                    OCTOBER 31,                           OCTOBER 31,
                                           ---------------------------           ---------------------------
                                             2000               1999               2000        |      1999
                                           --------     |     --------           --------      |    --------
                                                        |                                      |
Operating costs and expenses:                           |                                      |
  Lease ................................   $    2.5     |    $    1.5          $    6.8        |    $    7.5
  Pipeline and gathering ...............        2.1     |         2.0               6.0        |         7.6
                                           --------     |    --------          --------        |    --------
                                                4.6     |         3.5              12.8        |        15.1
Taxes other than income taxes (1) ......        1.7     |         2.1               5.3        |         6.2
                                           --------     |    --------          --------        |    --------
                                           $    6.3     |    $    5.6          $   18.1        |    $   21.3
                                           ========     |    ========          ========        |    ========


(1)  Taxes other than income taxes include severance, property and other taxes.

TransTexas' average depletion rates are as follows:

                                           SUCCESSOR        PREDECESSOR         SUCCESSOR          PREDECESSOR
                                           ---------        -----------         ---------          -----------
                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                    OCTOBER 31,                           OCTOBER 31,
                                           ---------------------------           ---------------------------
                                             2000               1999               2000               1999
                                           --------     |     --------           --------     |     --------
                                                        |                                     |
Depletion rates (per Mcfe)..............   $  2.22      |     $   1.93           $   2.15     |     $   1.85
                                           =======      |     ========           ========     |     ========

     Three Months Ended October 31, 2000 Compared with the Three Months Ended October 31, 1999

     Gas, condensate and NGL revenues for the three months ended October 31, 2000 increased $20.2 million from the prior period, due primarily to higher prices for all products. The average monthly prices received per Mcf of gas ranged from $4.12 to $5.53 in the three months ended October 31, 2000, compared to a range of $2.56 to $2.89 in the prior period.

     Lease operating expenses for the three months ended October 31, 2000 increased $1.0 million from the prior period due primarily to increases in personnel costs, rentals and workover expenses. Pipeline and gathering expenses increased $0.1 million from the prior period due primarily to the higher cost of natural gas used in the treating process at Galveston Bay Processing's facility. Depreciation, depletion and amortization expense for the three months ended October 31, 2000 increased $2.7 million due to an increase in the depletion rate resulting from higher cost properties and unsuccessful drilling results in prior periods. General and administrative expenses increased $0.6 million primarily as a result of increased professional fees and higher insurance costs. Taxes other than income taxes decreased by $0.4 million over the prior period due primarily to decreases in severance taxes. Interest expense for the three months ended October 31, 2000 increased by $5.3 million primarily as a result of the issuance of the Senior Secured Notes, partially offset by an increase in capitalized interest.

     Nine Months Ended October 31, 2000 Compared with the Nine Months Ended October 31, 1999

     Gas, condensate and NGL revenues for the nine months ended October 31, 2000 increased $54.4 million from the prior period, due primarily to higher prices for all products and an increase in NGLs sales volumes. The average monthly prices received per Mcf of gas ranged from $2.64 to $5.53 in the nine months ended October 31, 2000, compared to a range of $1.74 to $2.89 in the prior period. For the nine months ended October 31, 1999, TransTexas recognized a pre-tax loss of $0.5 million on the sale of certain vehicles and other equipment.

     Lease operating expenses for the nine months ended October 31, 2000 decreased $0.7 million from the prior period due primarily to decreases in salt water disposal and maintenance costs. Pipeline and gathering expenses decreased $1.6 million from the prior period due primarily to the termination of certain natural gas transportation contracts in connection with the Company's bankruptcy proceedings. Depreciation, depletion and amortization expense for the nine months ended October 31, 2000 increased $5.1 million due to an increase in the depletion rate resulting from higher cost properties and unsuccessful drilling results in prior periods. General and administrative expenses decreased $1.2 million primarily as a result of decreases in personnel and related costs. Taxes other than income taxes decreased by $0.9 million due primarily to decreases in property and severance taxes. Interest expense for the nine months ended October 31, 2000 decreased by $1.6 million due primarily to the Company's reorganization as of January 31, 2000 which resulted in an overall decrease in the amount of outstanding debt.

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

     On the Effective Date, the Company, as Borrower, and Galveston Bay Processing Corporation and Galveston Bay Pipeline Company, as Guarantors, entered into an Oil and Gas Revolving Credit and Term Loan Agreement, dated as of March 15, 2000 (the "Oil and Gas Facility") with GMAC Commercial Credit LLC ("GMACC"), as a Lender and as Agent. The Oil and Gas Facility consists of a term loan (the "Term Loan") in the amount of $22.5 million and a revolving facility (the "Revolving Loan") in a maximum amount of $30 million (all of which was funded on the Effective Date). The Term Loan bears interest at a rate of 14% per annum and the Revolving Loan bears interest at a rate of 13 1/2% per annum. Interest on the Term Loan and the Revolving Loan is payable monthly in arrears. Principal amortization of the Term Loan is due in 20 quarterly installments of $56,250 each beginning June 14, 2000, with the balance due March 14, 2005; however, the Company may, and in certain circumstances must, make prepayments of such amount. If, subsequent to such prepayments, the Company demonstrates sufficient collateral value meeting the requirements of the Oil and Gas Facility provisions, the Company may be entitled to borrow additional advances under the Revolving Loan. The Oil and Gas Facility is secured by substantially all of the assets of the Company. The security interest in accounts receivable and inventory securing the Oil and Gas Facility is subordinated to the security interest of GMACC under the Accounts Receivable Facility.

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

     On the Effective Date, the Company and GMACC entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $15 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1% payable monthly in arrears. As of October 31, 2000, the outstanding principal balance under the Accounts Receivable Facility was $12.1 million with availability for additional advances of approximately $2.9 million and will be due on March 14, 2005.

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

     As of the Effective Date, the Company had outstanding 20,716,080 shares of Series A Junior Preferred Stock (the "Junior Preferred Stock" and, together with the Senior Preferred Stock, the "Preferred Stock") with a liquidation preference of $1.00 per share plus accrued and unpaid dividends. The terms of the Junior Preferred Stock include a cumulative dividend preference, payable quarterly out of funds legally available therefor, if any. During the first six years following the Effective Date, the Company will be required to pay in-kind dividends of additional shares of Junior Preferred Stock at a rate of $0.10 per share per annum. Thereafter, dividends will be payable both in cash at a rate of $0.10 per share per annum and in-kind at a rate of $0.10 per share per annum. The Junior Preferred Stock is mandatorily redeemable on March 15, 2010 at a rate of $1.00 per share plus accrued and unpaid dividends. Each share of Junior Preferred Stock is mandatorily convertible into shares of Class A Common Stock at the rate of 0.1168 shares of Class A Common Stock per $1.00 of liquidation preference if either (i) more than 75 million shares of Senior Preferred Stock remain outstanding after March 15, 2006 or (ii) the Company fails to pay dividends on the Senior Preferred Stock on any two dividend payment dates. The Certificate of Designation for the Junior Preferred Stock includes restrictive covenants comparable to those included in the Indenture. Such covenants will become effective when all of the Notes (and any refinancings thereof) have been repaid and all of the Senior Preferred Stock has been redeemed.

     In February and September 1998, TransTexas entered into two production payment agreements with an unaffiliated third party pursuant to which the Company conveyed certain properties (the "Original Subject Interests") in the form of a term overriding royalty interest. As of January 31, 2000, the outstanding balance of these production payments was $35.1 million.

     In March 2000, the Original Subject Interests were reconveyed to TransTexas and a new production payment drilling program agreement was entered into between TransTexas and two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties including the Original Subject Interests (collectively, the "New Subject Interests"). The Company has the right to offer additional properties ("Offered Wells") to the production payment parties at a negotiated purchase price, up to an aggregate maximum for all such wells, of up to $52 million. Upon acceptance of the Offered Wells, one of the third parties would be committed to pay to the Company either the drilling costs of the Offered Wells or, at the third party's discretion, a higher, mutually agreed upon amount. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In June 2000, the Company offered an additional well (Offered Well) to the two unaffiliated third parties. One of the third parties agreed to advance the Company an additional primary sum of $8.0 million for the additional well. In September 2000, the Company closed the Second Supplement to the production payments. In exchange for additional properties being made subject to the production payment, the Company received $10 million. The Oil and Gas Facility places certain restrictions on the amount that may be outstanding under the production payment. As of October 31, 2000, the aggregate purchase price of all wells purchased pursuant to this production payment drilling program was $22.5 million and the outstanding balance of the production payment was $27.7 million, of which $5.3 million is included in accrued liabilities.

     In November 2000, the Company closed the Third Supplement to the production payment. In exchange for an additional well being made subject to the production payment, the Company received $4.5 million.

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

     TransTexas is highly leveraged and has significant cash requirements for debt service and significant charges for Preferred Stock dividends to net income available for common stockholders.

     In order to maintain or increase its proved oil and gas reserves, TransTexas must continue to make substantial capital expenditures for the exploration and development of its natural gas and oil prospects. For the nine months ended October 31, 2000, total capital expenditures incurred were $74 million, including $16 million for nonproducing leases, $55 million for drilling and development and $3 million for gas gathering, other equipment and seismic. Capital expenditures for the fourth quarter of fiscal 2001 are estimated to be approximately $22 million. Management plans to fund TransTexas' fiscal fourth quarter 2001 debt service requirements and capital expenditures with cash flows from existing producing properties, certain identified relatively low risk exploratory prospects to be drilled and completed during the remainder of fiscal 2001 and certain assets sales. Expected reserves from these prospects will be used to obtain additional production payment financing which, together with excess cash flow from these prospects, is necessary to continue to fund debt service and capital expenditure requirements. TransTexas anticipates capital expenditures of $72 million for fiscal 2002 and estimates that these capital expenditures will be funded by cash flows from operating activities and borrowings under the production payment drilling program. Should TransTexas' drilling prospects not be productive or should oil and gas prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of TransTexas' debt documents and Senior Preferred Stock. In August 2000, TransTexas sold certain producing properties in Jim Hogg County, Texas for a sales price of $6.5 million. In December 2000, TransTexas sold certain producing properties in Kent, Starr, Wharton and Zapata Counties, Texas for a sales price of $11.0 million.

     Potential Tax Liabilities

     Based upon independent legal advice, including an opinion from a nationally recognized law firm, TransTexas did not report any significant federal income tax liability as a result of the sale by TransTexas in 1997 of its subsidiary that owned substantially all of its producing properties in the Lower Wilcox/Lobo Trend in Webb and Zapata Counties in South Texas and its related pipeline system for approximately $1.1 billion (the "Lobo Sale"). There are, however, significant uncertainties regarding TransTexas' tax position and no assurance can be given that TransTexas' position will be sustained if challenged by the Internal Revenue Service (the "IRS"). Prior to the bankruptcy, TransTexas was part of an affiliated group for tax purposes (the "TNGC Consolidated Group"), which included TNGC Holdings Corporation, the sole stockholder of TransAmerican ("TNGC"), TransAmerican, TEC, TransTexas and TARC. If the IRS were to successfully challenge TransTexas' position, each member of the TNGC

Consolidated Group would be severally liable under the consolidated tax return regulations for the resulting taxes, in the estimated amount of up to $270 million (assuming the use of none of the available tax attributes of the TNGC Consolidated Group), possible penalties equal to 20% of the amount of the tax, and interest at the statutory rate (currently 9%) on the tax and penalties (if any). Assuming the use of available tax attributes of the TNGC Consolidated Group, primarily the carryback of net operating loss carryovers ("NOLs"), this estimated tax would be reduced to approximately $10 million (with the NOL carrybacks reducing interest as of the end of the tax year in which the carryback arose and not reducing penalties). In this event, a substantial portion of TransTexas' NOLs would be utilized and thus not available to TransTexas after the bankruptcy. Pursuant to the tax allocation agreement among the members of the TNGC Consolidated Group, TransAmerican is obligated to fund the entire tax deficiency (if any) resulting from the Lobo Sale. There can be no assurance that TransAmerican would be able to make any such payment and the other members of the TNGC Consolidated Group, including TransTexas as a former member, may be required to pay the tax, penalties and interest. There can be no assurance that TransTexas could pay this contingency.

     Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provision (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended (the "Tax Code"), and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the IRS regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that any such challenge would not be upheld. Under the tax allocation agreement among the members of the TNGC Consolidated Group, TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican.

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

     Pursuant to the terms of the Company's production payment agreement entered into in March 2000, the production payment purchasers entered into the following hedge arrangements with respect to a portion of the natural gas and condensate production associated therewith and which effectively hedge a portion of the Company's production.

                                                                                               CONTRACT  PRICE
                                                                                               ----------------
                                                                                TOTAL               COLLAR
                                                                              VOLUMES IN       ----------------
                                                                             MMBTUS/BBLS        FLOOR   CEILING
                                                                             -----------        -----   -------
     PERIOD
     ------
     Natural Gas:
        April 2000 --  October 2000.......................................      3,745,000       $2.10     $3.40
        November 2000 --  March 2001......................................      1,887,500        2.35      3.95

     Condensate:
        April 2000 --  September 2000.....................................        228,750       18.50     32.50
        October 2000 --  March 2001.......................................        182,000       18.50     29.25

     Under these contracts, the counterparty is required to make payment to the production payment purchaser if the settlement price (based on New York Mercantile Exchange prices) for the period is below the floor, and the production payment purchaser is required to make payment to the counterparty if the settlement price for any period is above the ceiling price. For the nine months ended October 31, 2000, the Company had recognized hedging losses of $3.1 million. As of October 31, 2000, the Company had deferred losses of $1.3 million under these contracts.

     In November 2000, the Company entered into the following commodity price hedging arrangement with respect to a portion of the Company's natural gas production.

                                                                                               CONTRACT PRICE
                                                                                               ------------------
                                                                                TOTAL               COLLAR
                                                                              VOLUMES IN      -------------------
                                                                                MMBTUS         FLOOR    CEILING
                                                                              -----------      -----    -------
      PERIOD
      ------
      Natural Gas:
          December 2000 -- November 2001...............................        7,300,000        $3.50     $6.00

     Under terms of this collar transaction, the counterparty is required to make a payment to the Company if the settlement price (based on a published industry index of natural gas prices at Houston Ship Channel) for any settlement period is below the floor price for such transaction and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. This hedging arrangement is supported by a letter of credit for drawings by the counterparty of up to $6.5 million.

     Because substantially all of its long-term obligations at October 31, 2000 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility are subject to a rate of interest that fluctuates based on short-term interest rates ($12.1 million outstanding at October 31, 2000). The Company had no open interest rate hedge positions at October 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 7 to the condensed consolidated financial statements for a discussion of TransTexas' legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      27.1              -- Financial Data Schedule

(b)   Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K, dated August 15, 2000, reporting under Item 5, Other Events, the authorization of the payment of quarterly dividends to the holders of the Company's Preferred Stock of record on June 1, 2000.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRANSTEXAS GAS CORPORATION


                                    By:      /s/  ED DONAHUE
                                       -------------------------------------
                                                  Ed Donahue
                                      Vice President and Chief Financial Officer

December 15, 2000

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27.1                    Financial Data Schedule