Form 10-K
period 2001-01-31
TRANSTEXAS GAS CORP
filed 2001-05-01
CIK 904977

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001
                             ---------------------

                         COMMISSION FILE NUMBER 0-30475

                           TRANSTEXAS GAS CORPORATION
                      1300 NORTH SAM HOUSTON PARKWAY EAST
                                   SUITE 310
                           HOUSTON, TEXAS 77032-2949

       Registrant's telephone number, including area code: (281) 987-8600

                                                                76-0401023
                  DELAWARE                                   (I.R.S. employer
          (State of incorporation)                          identification no.)

                             ---------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                     CLASS A COMMON STOCK, $0.01 PAR VALUE
                     CLASS B COMMON STOCK, $0.01 PAR VALUE
               SERIES A SENIOR PREFERRED STOCK, $0.001 PAR VALUE
               SERIES A JUNIOR PREFERRED STOCK, $0.001 PAR VALUE
                     CLASS A COMMON STOCK PURCHASE WARRANTS
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant on April 20, 2001 was $13,187,518.

     The number of shares of common stock of the registrant outstanding on April 20, 2001 was 1,250,251 consisting of 1,002,751 shares of Class A Common Stock and 247,500 shares of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K in connection with the registrant's 2001 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings...........................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........    7
          Executive Officers of the Registrant........................    7

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    8
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   12
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................   19
Item 8.   Financial Statements and Supplementary Data.................   21
Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..................................   53

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   53
Item 11.  Executive Compensation......................................   53
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   53
Item 13.  Certain Relationships and Related Transactions..............   53

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   54

                                     PART I

ITEM 1. BUSINESS

GENERAL

     TransTexas Gas Corporation (the "Company" or "TransTexas") is engaged in the exploration for and development and production of natural gas and condensate, primarily along the upper Gulf Coast and in South Texas. TransTexas' business strategy is to utilize its experience in drilling and operating wells in South Texas to find, develop and produce reserves at a low cost.

     The Company's long-term goal is to convert unproven acreage to proved reserves through drilling in under-exploited areas. In order to meet its long-term goals, TransTexas' strategy is to drill wells in areas of the Upper Texas Gulf Coast where seismic data and well control indicate productive potential and to drill development wells in its proven producing areas such as the Eagle Bay field in Galveston County and the Southwest Bonus field in Wharton County.

     As of February 1, 2001, TransTexas' net proved reserves, as estimated by Netherland, Sewell & Associates, Inc., were 132 Bcfe. As of January 31, 2001, TransTexas owned approximately 62,750 gross (57,200 net) acres of mineral interests. TransTexas' average net daily natural gas production for the year ended January 31, 2001 was approximately 73 MMcfd, for a total net production of
26.8 Bcf of natural gas. TransTexas' average net daily condensate and oil production for the year ended January 31, 2001 was approximately 4,259 Bpd, for a total net production of 1,559 MBbls of condensate and oil. TransTexas' average net daily production of natural gas liquids ("NGLs") for the year ended January 31, 2001 was approximately 131,972 gallons per day, for a total net production of 48.3 million gallons of natural gas liquids.

REORGANIZATION

     On April 19, 1999 (the "Petition Date"), TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. TransTexas filed its bankruptcy petition in order to preserve cash and to give the Company the opportunity to restructure its debt. On April 20, 1999, the Company's then parent, TransAmerican Energy Corporation ("TEC"), and its wholly owned subsidiary, TransAmerican Refining Corporation ("TARC"), also filed voluntary petitions under Chapter 11. On May 20, 1999, the cases were transferred to the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "Bankruptcy Court"). TransTexas' Chapter 11 filing did not include its subsidiaries, including Galveston Bay Processing and Galveston Bay Pipeline. The Company's Second Amended, Modified and Restated Plan of Reorganization dated January 25, 2000 (the "Plan") was confirmed by the Bankruptcy Court on February 7, 2000.

     On March 17, 2000, the Effective Date of the Plan, the Company consummated several transactions, most of which were dated as of March 15, 2000. The
Company:

     - filed an Amended and Reinstated Certificate of Incorporation;

     - issued 1,002,751 shares of Class A Common Stock and 247,500 shares of Class B Common Stock;

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

     These transactions are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" under Item 7 of this report.

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

  Primary Operating Areas

     Eagle Bay. In January 1998, TransTexas announced that it had successfully drilled and completed the State Tract 331 #1 discovery well in Eagle Bay, Galveston County, Texas. The well is located approximately one mile off the coast of the City of San Leon, in a water depth of less than 10 feet. This discovery well tested at a rate of 76.4 MMcfd of natural gas and 11,002 Bpd of condensate. TransTexas has successfully drilled, completed and produced five additional wells and, as of January 31, 2001, was drilling a seventh well in the Eagle Bay field.

     TransTexas intends to drill additional development wells in Eagle Bay as a part of its strategy to further increase reserves and production and has identified additional drilling locations from 3-D seismic data. For the fiscal year ended January 31, 2001, TransTexas produced 18.7 Bcf (10.6 Bcf net) of natural gas, 1.3 million barrels of condensate and 48.2 million gallons of natural gas liquids from the Eagle Bay field at average net daily rates of 29 MMcfd, 3,486 Bpd and 131,700 gallons per day, respectively. Production from the Eagle Bay field represents a significant percentage of the Company's total production. See "Drilling and Production Data." As of January 31, 2001, TransTexas owned a 75% working interest in approximately 4,692 net acres in the Eagle Bay area.

     Southwest Bonus. In 1998, TransTexas completed the Obenhaus #2 discovery well in the Southwest Bonus field in Wharton County, Texas. Restrictions on available capital prevented TransTexas from additional drilling until late 1999 when a development drilling program commenced with the drilling and completion of the Schweinle #1. As of January 31, 2001, TransTexas had successfully drilled, completed and produced 12 wells in the Southwest Bonus field. Recently, a thirteenth well has been completed and is producing. TransTexas is currently drilling four additional development wells in the field and has identified additional drilling locations based upon seismic data. TransTexas intends to increase the pace of development drilling in the Southwest Bonus field by adding additional drilling rigs as a part of its strategy to further increase recoverable reserves and production.

     As of January 31, 2001, TransTexas held a 99% working interest covering approximately 5,746 net acres in the Southwest Bonus area. For the fiscal year ended January 31, 2001, TransTexas' Southwest Bonus properties produced 11.6 Bcf (9.2 Bcf net) of natural gas, at an average net daily rate of 25 MMcfd. Production from the Southwest Bonus field represents a significant percentage of the Company's total production. See "Drilling and Production Data."

     Bob West North. In late 1994, TransTexas made a natural gas discovery in the Bob West North area of southern Zapata County, Texas. As of January 31, 2001, TransTexas had drilled 56 wells and completed 53 wells in the area. As of January 31, 2001, TransTexas' mineral interests in the Bob West North area consisted of a 100% working interest in 7,253 net acres. For the fiscal year ended January 31, 2001, TransTexas produced 5.6 Bcf (4.0 Bcf net) of natural gas from the Bob West North area at an average net daily rate of 11 MMcfd. Seismic data indicates the potential for additional drilling locations to further develop productive reservoirs in the area.

     Other Areas. TransTexas also has an inventory of exploration and exploitation prospects along the Upper Texas Gulf Coast which it continues to assemble as part of its strategy to further increase reserves and production. The Company's primary focus is to seek areas that it believes are under-exploited and are along the trend with existing proved fields and where seismic data indicates productive potential. TransTexas has obtained acreage positions in selected prospects that it intends to drill as part of a balanced exploration program. Certain of these areas have been drilled and contain proved reserves and production. The Company intends to drill these additional exploration and exploitation prospects, which are located in the proximity of TransTexas' existing producing fields and infrastructure.

  Drilling and Production Data

     During the five years ended January 31, 2001, TransTexas completed approximately 62% of 325 wells. As of January 31, 2001, TransTexas was drilling two gross (two net) wells. As of January 31, 2001, TransTexas had a total of 87 productive wells. TransTexas had a working interest in the following numbers of wells that were drilled during the periods indicated:

                                                         YEAR ENDED JANUARY 31,
                                                 ---------------------------------------
                                                    2001          2000          1999
                                                 -----------   -----------   -----------
                                                 GROSS   NET   GROSS   NET   GROSS   NET
                                                 -----   ---   -----   ---   -----   ---
Exploratory Wells(1):
  Productive(2)................................   --     --      1      1      9      9
  Non-Productive...............................    4      3      6      5      6      5
  % Productive.................................   --     --     14%    17%    60%    63%
Development Wells(1):
  Productive(2)................................   11     11      5      5     14     12
  Non-Productive...............................    1      1      2      2      9      9
  % Productive.................................   92%    92%    71%    71%    61%    58%

---------------

(1) The number of net wells is the sum of the fractional working interests owned in gross wells.

(2) Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connection. Wells that are completed in more than one producing zone are counted as one well.

     The following table sets forth information with respect to net production and average unit prices and costs for the periods indicated:

                                                              YEAR ENDED JANUARY 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
Production:
  Gas (Bcf)................................................    26.8     27.8     35.6
  NGLs (MMgals)............................................    48.3     44.0      8.4
  Condensate and oil (MBbls)...............................   1,559    1,827    1,120
Average sales prices:
  Gas (dry) (per Mcf)......................................  $ 4.73   $ 2.32   $ 2.10
  NGLs (per gallon)........................................     .49      .32      .21
  Condensate and oil (per Bbl).............................   30.04    19.88    11.91
Average lifting cost per Mcfe(1)...........................     .47      .44      .39

---------------

(1) Condensate and oil are converted to a common unit of measure on the basis of six Mcf of natural gas to one barrel of condensate or oil. The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors.

TRANSPORTATION, PROCESSING AND MARKETING

     TransTexas believes that there is currently adequate pipeline transportation capacity for its hydrocarbon production in all of its operating areas.

     TransTexas has entered into various agreements for the gathering, transportation, processing and sale of substantially all of its natural gas and natural gas liquids produced from its Eagle Bay prospects. Unless otherwise stated, these agreements, described below, expire on June 30, 2003. TransTexas monitors its transportation needs closely and is actively in discussions with pipeline companies regarding additional agreements in order to meet future production increases.

     Galveston Bay Processing Corporation, a wholly owned subsidiary of TransTexas, operates onshore facilities to separate produced natural gas and condensate, dehydrate and treat natural gas for the removal of carbon dioxide and stabilize condensate from the Company's Eagle Bay field. These facilities are located approximately 60 miles east of Houston at Winnie, Texas.

     TransTexas has entered into contracts with Tejas Ship Channel, LLC for transportation of its production from the Eagle Bay field to the Winnie facilities at a fixed negotiated rate. Under these contracts, the Company is committed to deliver up to 75% of the initial 100,000 MMBtu per day of natural gas and associated condensate.

     The Company also entered into a contract with Centana Intrastate Pipeline Company for transportation of natural gas on a firm and interruptible basis from the Winnie facility to natural gas liquids recovery facilities located in the Beaumont/Port Arthur, Texas area, and residue gas from these facilities to various distribution points. Under the agreement, the Company is committed to deliver up to a maximum of 56,250 Mcf of natural gas and up to 19,500 MMBtu of residue gas per day. Transportation fees for natural gas and residue gas are based on fixed negotiated rates.

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

     For the year ended January 31, 2001, two purchasers represented approximately 67% of the consolidated natural gas, condensate and NGL revenues of TransTexas. TransTexas believes that the loss of any single purchaser would not have a material adverse effect on TransTexas due to the availability of other purchasers for TransTexas' production at comparable prices.

COMPETITION

     TransTexas encounters significant competition from major oil and gas companies and independent operators in the acquisition of desirable undeveloped natural gas leases and in the sale of natural gas. Many of its competitors are large, well-established companies with substantially greater capital and human resources than TransTexas and which, in many instances, have been engaged in the energy business longer than TransTexas.

     The primary bases for competition in the natural gas and oil exploration and production businesses are available capital and the costs involved in finding and developing gas and oil resources combined with commodity sales prices and market access.

EMPLOYEES

     As of January 31, 2001, TransTexas had 186 employees, none of which are parties to a collective bargaining agreement. TransTexas regularly engages the services of independent geological, engineering, land and other consultants.

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

ITEM 2. PROPERTIES

ACREAGE AND PRODUCTIVE WELLS

     The following table sets forth TransTexas' total developed and undeveloped acreage and productive wells as of January 31, 2001:

                                                       DEVELOPED   UNDEVELOPED   PRODUCTIVE
                                                        ACREAGE      ACREAGE      WELLS(1)
                                                       ---------   -----------   ----------
Gross................................................   15,120       47,629          87
Net(2)...............................................   13,735       43,463          78

---------------

(1) Of the total productive wells, 86 gross (77 net) were gas wells and one gross (one net) was an oil well. As of January 31, 2001, TransTexas had interests in three productive wells that had multiple completions.

(2) The number of net acres and net wells is the sum of the fractional working interests owned in gross acres and gross wells, respectively.

RESERVES

     As of February 1, 2001, TransTexas had total proved reserves of 112.9 Bcf of natural gas and 3,154 MBbls of condensate and oil. See Note 20 of Notes to Consolidated Financial Statements, which contains supplemental information regarding TransTexas' proved reserves. Proved reserves are the estimated quantities of natural gas, condensate and oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimation of reserves requires substantial judgment on the part of petroleum engineers, resulting in imprecise determinations, particularly with respect to recent discoveries. The accuracy of any reserve estimate depends on the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may result in revisions of the estimate. Accordingly, estimates of reserves are often materially different from the quantities of natural gas, condensate and oil that are ultimately recovered, and these estimates will change as future production and development information becomes available. The reserve data represent estimates only and should not be construed as being exact.

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

ITEM 3. LEGAL PROCEEDINGS

     Palmyra Minerals. The suit concerns the claims of several royalty owners, Palmyra Minerals Ltd., et al., under several oil and gas leases held by TransTexas. Plaintiffs allege that TransTexas underpaid royalties due the plaintiffs under the leases back to the date of first production from the involved wells. Plaintiffs claim approximately $2.8 million, including alleged underpayments and interest thereon. Plaintiffs assert entitlement to recovery under various theories including breach of contract, violation of Section 91.401, et seq., of the Texas Natural Resources Code, breach of the implied and express duty to market, negligence per se, and constructive trust. The plaintiffs asserted identical claims in TransTexas' bankruptcy proceeding. The claims have been consolidated with the adversary proceeding. This matter was tried in the Bankruptcy Court on February 13 and 14, 2001. No decision has yet been rendered. The Bankruptcy Court requested that post-trial briefs be filed by May 14, 2001. A related issue presented to the Bankruptcy Court was whether the discharge afforded by the confirmation of TransTexas' plan of reorganization would preclude termination of such leases. An adverse judgment in this consolidated action could result in termination of these leasehold interests should TransTexas fail to pay the amount of the judgment.

     TransTexas is a party to various claims and routine litigation arising in the normal course of its business. Any obligations of the Company in respect of such claims and litigation arising out of activities prior to the Petition Date were discharged or otherwise disposed of pursuant to the Plan. Recovery of these obligations, if any, will be limited to any collateral held by the claimant and/or such claimant's pro rata share of amounts available to pay general unsecured claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three months ended January 31, 2001.

  Executive Officers of the Registrant

     The following persons were serving as executive officers of the Company as of April 30, 2001:

NAME                                                    OFFICE                           AGE
----                                                    ------                           ---
John R. Stanley................  Director and Chief Executive Officer                    62
Arnold H. Brackenridge.........  President and Chief Operating Officer                   68
Edwin B. Donahue...............  Vice President, Chief Financial Officer and Secretary   50
Simon Ward.....................  Vice President and Treasurer                            45
George C. Wright...............  Vice President of Accounting                            58
Alan Drane.....................  Vice President of Operations                            39

     Set forth below is a description of the business experience of each of the executive officers.

     John R. Stanley has been a director and Chief Executive Officer of the Company since May 1993. He has been Chairman of the Board since March 2000. Mr. Stanley is also the founder, Chairman of the Board, Chief Executive Officer and sole stockholder of TNGC Holdings Corporation, which is the sole stockholder of TransAmerican Natural Gas Corporation ("TransAmerican"), which until March 2000, was the parent corporation of TransAmerican Energy Corporation. Mr. Stanley has operated TransAmerican since 1958.

     Arnold H. Brackenridge was elected President and Chief Operating Officer of the Company in March 2001. Prior to his retirement in 1999, Mr. Brackenridge was President and Chief Operating Officer of the Company since May 1993. From 1984 to 1992, he was President and Chief Executive Officer of Wintershall Energy, a business group of BASF Corporation. Mr. Brackenridge has over 40 years of experience in the domestic and international oil and gas industry.

     Edwin B. Donahue has been Vice President, Chief Financial Officer and Secretary of the Company since May 1993. Mr. Donahue has been employed in various positions with affiliates of the Company for over 20 years.

     Simon Ward has been Vice President and Treasurer of the Company since June 1999. He served as Manager of Investor Relations from 1994 until June 1999. From 1976 until 1994, he held various positions with ICO, Inc., Baker Hughes Vetco Services, Inc. and Vetco Services, Inc.

     George C. Wright has been Vice President of Accounting of the Company since March 1999. He has been employed by the Company and its affiliates since June 1982.

     Alan Drane has been Vice President of Operations of the Company since November 1995. He has been employed by the Company and its affiliates since May 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since April 24, 2000, prices for the Class A Common Stock of TransTexas have been quoted on NASDAQ's Over The Counter Bulletin Board ("OTCBB") under the symbol "TTXG." Prior to the Effective Date (from May 4, 1999 through March 21,
2000), prices for the Company's common stock were quoted on OTCBB under the symbol "TTGGQ." TransTexas' old common stock traded on the New York Stock Exchange ("NYSE") under the symbol "TTG" from October 30, 1997 until trading was suspended on April 19, 1999 due to the Company's bankruptcy filing. The following table sets forth, on a per-share basis for the periods indicated, the high and low sales or bid prices for TransTexas' Class A common stock or its old common stock, as applicable, as reported by the OTCBB (for periods beginning May 4, 1999) and the high and low sales prices for TransTexas' old common stock on the New York Stock Exchange (for the period from February 1, 1999 through April 19, 1999). Over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                               HIGH     LOW
                                                              ------   ------
Fiscal year ended January 31, 2001:
  Fourth Quarter............................................  $17.00   $11.50
  Third Quarter.............................................   22.00     6.50
  Second Quarter(1).........................................    8.00     4.00
  First Quarter(2)..........................................    3.75     2.75
Fiscal year ended January 31, 2000:
  Fourth Quarter............................................  $ 1.50   $ 0.13
  Third Quarter.............................................    0.63     0.19
  Second Quarter(1).........................................    0.56     0.25
  First Quarter(2)..........................................    1.69     0.38

---------------

(1) High and low bid prices are available for the month of July 2000, but are unavailable for the months of April and May 2000. Reported high and low sale prices for the second quarter (including May, June and July 2000) were $8.00 and $4.00, respectively.

(2) High and low bid prices are not available for the first quarter. Reported high and low sale prices for the first quarter were $4.00 and $1.50, respectively.

     On January 31, 2001, the Company's equity securities consisted of (i) 257,519,826 shares of Series A Senior Preferred Stock, $0.001 par value, (ii) 22,308,951 shares of Series A Junior Preferred Stock, $0.001 par value (iii) 1,002,751 shares of Class A Common Stock, $0.01 par value, (iv) 247,500 shares of Class B Common Stock, $0.01 par value, and (v) warrants exercisable to purchase 625,000 shares of Class A Common Stock at a price of $120 per share.

     The Series A Senior Preferred Stock (the "Senior Preferred Stock") has a liquidation preference of $1.00 per share plus accrued and unpaid dividends. The terms of the Senior Preferred Stock include a cumulative dividend preference, payable quarterly out of funds legally available therefor, if any. During the first two years following the Effective Date, the Company is required to pay cash dividends at a rate of $0.10 per share per annum, or, at its option, in-kind dividends of additional shares of Senior Preferred Stock at a rate of $0.20 per share per annum. The Senior Preferred Stock is mandatorily redeemable on March 15, 2006 at a rate of $1.00 per share plus accrued and unpaid dividends. One-half of the then-outstanding shares of Senior Preferred Stock is mandatorily convertible into shares of Class A Common Stock at a rate of 0.3461 shares of Class A Common Stock per $1.00 of liquidation preference if either (i) more than 75 million shares of Senior Preferred Stock remain outstanding after March 15, 2006 or (ii) the Company fails to pay dividends on the Senior Preferred Stock on any two dividend payment dates. The Certificate of Designation for the Senior Preferred Stock includes restrictive covenants comparable to those included in the Indenture.

     Holders of Senior Preferred Stock have the right, voting separately as a class, to elect four (4) of the five (5) directors to the Board of Directors; provided, that if the Company has not paid dividends with respect to the payments due commencing March 15, 2002, such holders will have the right, voting separately as a class, to elect all five (5) directors to the Board of Directors. Holders of Senior Preferred Stock have one vote per share, voting together with the Class A Common Stock, the Series A Junior Preferred Stock and any other series or classes of stock entitled to vote with the Class A Common Stock, on all matters on which the holders of the Class A Common Stock are entitled to vote generally. Voting rights of the Senior Preferred Stock may not be changed without the consent of the holders of 75% of the shares of Senior Preferred Stock, voting as a class.

     The Series A Junior Preferred Stock (the "Junior Preferred Stock") has a liquidation preference of $1.00 per share plus accrued and unpaid dividends. The terms of the Junior Preferred Stock include a cumulative dividend preference, payable quarterly out of funds legally available therefor, if any. During the first six years following the Effective Date, the Company is required to pay in-kind dividends of additional shares of Junior Preferred Stock at a rate of $0.10 per share per annum. Thereafter, dividends are payable both in cash at a rate of $0.10 per share per annum and in-kind at a rate of $0.10 per share per annum. The Junior Preferred Stock is mandatorily redeemable on March 15, 2010 at a rate of $1.00 per share plus accrued and unpaid dividends. Each share of Junior Preferred Stock is mandatorily convertible into shares of Class A Common Stock at the rate of 0.1168 shares of Class A Common Stock per $1.00 of liquidation preference if either (i) more than 75 million shares of Senior Preferred Stock remain outstanding after March 15, 2006 or (ii) the Company fails to pay dividends on the Senior Preferred Stock on any two dividend payment dates. The Certificate of Designation for the Junior Preferred Stock includes restrictive covenants comparable to those included in the Indenture. Such covenants will become effective when all of the Notes (and any refinancings thereof) have been repaid and all of the Senior Preferred Stock has been redeemed.

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

     Based on the reorganization value of the Company, the fair value of the Junior Preferred Stock, together with the Senior Preferred Stock, (the "Preferred Stock") and the Class A Common Stock, together with the Class B Stock, (the "Common Stock"), was estimated to be zero. The Senior Preferred Stock and Junior Preferred Stock are mandatorily redeemable in 2006 and 2010, respectively. As a result, the Company accretes, in the form of a non-cash dividend deducted to arrive at net income (loss) available to common stockholders and charged to retained earnings, an amount equal to the combined redemption amount totaling $243.2 million (initial liquidation value) over the period prior to redemption. In addition, net income (loss) available to common stockholders reflects dividends earned and accrued on the Preferred Stock. Accrued preferred stock dividends are recorded at fair value. Any difference between the initial fair value and the redemption value will be accreted in the same manner as described above. For the year ended January 31, 2001, accretion of Preferred Stock totaled $25.7 million.

     On April 24, 2000, prices for the Class A Common Stock commenced quotation on the OTCBB under the symbol "TTXG." As of April 20, 2001, there were 124 record holders of the Class A Common Stock. The last sale price of the Class A Common Stock on April 20, 2001 was $14.75.

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

     On July 25, August 30, and October 31, 2000, the Board of Directors of the Company authorized the payment of quarterly dividends to the holders of the Company's Preferred Stock of record on June 1, September 1, and December 1, 2000, respectively. The quarterly dividends were paid in-kind on August 15, September 15, and December 15, 2000 in additional shares of Preferred Stock of the same class at an annual rate of $0.20 per share for each share of Series A Senior Preferred Stock and at an annual rate of $0.10 per share for each share of Series A Junior Preferred Stock in accordance with the Certificate of Designation for Series A Senior Preferred Stock and the Certificate of Designation for Series A Junior Preferred Stock, respectively. Fractional shares were not issued, but were settled in cash.

     The Company has not paid any cash dividends on its common stock since inception, except a dividend of approximately $33 million to its then parent TransAmerican from the proceeds of its initial public offering in March 1994. The terms of the Company's senior secured notes due 2005, its oil and gas credit facility, its accounts receivable facility and its Preferred Stock prohibit the payment of dividends. Because of these prohibitions, the Company does not anticipate paying any dividends on its common stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     For a description of the securities issued by the Company pursuant to the Plan on the Effective Date, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." All of the securities issued pursuant to the Plan were issued pursuant to the exemption from registration provided in Section 1145(a)(1) of the Bankruptcy Reform Act of 1978, as amended, Title 11, United States Code. The Company did not receive any proceeds from the issuance of these securities.

     On March 9, 2001, the Board of Directors of the Company authorized the Amendment of the Warrant Agreement dated March 15, 2000 between the Company and ChaseMellon Shareholder Services, L.L.C. to provide for an increase in the authorized number of warrants the Company may issue from 625,000 to 738,004. The Warrant Agreement had inadvertently failed to provide for additional reserve warrants for the rounding up provisions of the Warrant Agreement and for additional warrants to be issued to Mr. Stanley pursuant to the terms of his Employment Agreement.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data for the Company as of and for each of the periods presented. From April 19, 1999 through March 17, 2000, TransTexas operated under Chapter 11 of the United States Bankruptcy Code. The Company adopted fresh-start reporting as of January 31, 2000; therefore, the Company does not believe that the consolidated balance sheet data as of January 31, 2000 and 2001 is comparable to that of previous years in certain material respects. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements included elsewhere in this report.

                                                  SUCCESSOR                   PREDECESSOR
                                                  ---------   -------------------------------------------
                                                                  YEAR ENDED JANUARY 31,
                                                  -------------------------------------------------------
                                                    2001         2000        1999        1998       1997
                                                  ---------   ---------   ---------   --------   --------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:                               |
Gas, condensate and NGL revenues................  $187,883  |   $ 112,898   $  92,159   $167,758   $366,367
Transportation revenues.........................        --  |          --          --     12,055     34,423
Gain (loss) on the sale of assets...............        --  |        (438)     61,247    543,365      7,856
Other revenues..................................     2,208  |       2,770       4,200      3,313        609
                                                  --------  |   ---------   ---------   --------   --------
                                                   190,091  |     115,230     157,606    726,491    409,255
Operating costs and expenses....................    26,283  |      29,935      30,322     65,576    139,927
Depreciation, depletion, and amortization.......    81,483  |      75,044      86,137     82,659    132,453
General and administrative expenses.............    20,303  |      19,883      21,938     48,156     45,596
Litigation settlements..........................        --  |          --          --         --    (96,000)
Loss on asset impairment........................        --  |          --     425,966         --         --
                                                  --------  |   ---------   ---------   --------   --------
  Operating income (loss).......................    62,022  |      (9,632)   (406,757)   530,100    187,279
Net interest expense(1).........................    33,495  |      38,054      78,716     68,187     91,463
Reorganization items............................        --  |     (50,511)         --         --         --
Income taxes and other..........................     9,984  |      10,000     (38,882)   161,669     12,491
Extraordinary (gain) loss, net of taxes.........        --  |    (436,490)      1,142     72,043         --
                                                  --------  |   ---------   ---------   --------   --------
  Net income (loss).............................  $ 18,543  |   $ 429,315   $(447,733)  $228,201   $ 83,325
                                                  ========  |   =========   =========   ========   ========
Accretion of preferred stock....................  $ 25,722  |   $      --   $      --   $     --   $     --
                                                  ========  |   =========   =========   ========   ========
Net income (loss) available to common                       |
  stockholders..................................  $ (7,179) |   $ 429,315   $(447,733)  $228,201   $ 83,325
                                                  ========  |   =========   =========   ========   ========
Net income (loss) per share:                                |
Income (loss) before extraordinary item.........  $  (5.74) |   $   (0.13)  $   (7.76)  $   4.49   $   1.13
  Extraordinary item............................        --  |        7.59        (.02)     (1.08)        --
                                                  --------  |   ---------   ---------   --------   --------
  Net income (loss).............................  $  (5.74) |   $    7.46   $   (7.78)  $   3.41   $   1.13
                                                  ========  |   =========   =========   ========   ========
Dividends declared per common share(2)..........        --  |          --          --         --         --


                                                       SUCCESSOR                   PREDECESSOR
                                                  -------------------   ---------------------------------
                                                                  YEAR ENDED JANUARY 31,
                                                  -------------------------------------------------------
                                                    2001       2000       1999        1998        1997
                                                  --------   -------- | ---------   --------   ----------
                                                                      |
BALANCE SHEET DATA:                                                   |
Working capital (deficit)(3)....................  $ 20,589   $  8,900 | $  27,072   $(22,122)  $   71,586
Net property and equipment......................   332,328    327,087 |   292,143    701,598      846,393
Total assets....................................   402,243    369,254 |   345,367    816,635    1,053,152
Liabilities subject to compromise...............        --         -- |   718,139         --           --
Total debt(4)...................................   285,540    251,570 |    56,260    630,103      941,922
Redeemable preferred stock......................    25,722         -- |        --         --           --
Stockholders' equity (deficit)..................    17,846         -- |  (430,015)    24,637     (150,795)

---------------

(1) Interest expense for the year ended January 31, 2000 excludes $55.5 million in interest stayed as a result of the bankruptcy filing.

(2) TransTexas' existing debt and equity instruments contain certain restrictions with respect to the payment of dividends on its common stock.

(3) Working capital as of January 31, 1997 includes $46.0 million of cash restricted for the payment of interest.

(4) Excludes long-term debt included in liabilities subject to compromise of $583.1 million as of January 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with TransTexas' Consolidated Financial Statements and Notes thereto included under Item 8 of this report.

RESULTS OF OPERATIONS

     TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate and natural gas liquids. The profitability of TransTexas also depends on its ability to minimize finding and lifting costs and maintain its reserve base while maximizing production. See "Liquidity and Capital Resources."

     From April 19, 1999 through March 17, 2000, the Company operated as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. Effective January 31, 2000, the Company adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7. Pursuant to fresh-start reporting, a new reporting entity was created. The new reporting entity's assets were recorded at the reorganization value based on the confirmed Plan of Reorganization, and postpetition liabilities were recorded at the present value of amounts to be paid. The Company's reorganization value was estimated by management to be $369 million based primarily on an analysis of discounted cash flows. The value of postpetition liabilities was estimated to be $369 million. The present value of liabilities was adjusted for imputed interest at a rate of 15% for the period from February 1, 2000 to the Effective Date of the Plan. The imputed interest was charged to interest expense during the first quarter of fiscal 2001.

     TransTexas' operating data for the years ended January 31, 2001, 2000 and 1999 are as follows:

                                                              YEAR ENDED JANUARY 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
Sales volumes:
  Gas (Bcf)................................................    26.8     27.8     35.6
  NGLs (MMgals)............................................    48.3     44.0      8.4
  Condensate and oil (MBbls)...............................   1,559    1,827    1,120
Average prices:
  Gas (dry) (per Mcf)......................................  $ 4.73   $ 2.32   $ 2.10
  NGLs (per gallon)........................................     .49      .32      .21
  Condensate and oil (per Bbl).............................   30.04    19.88    11.91
Number of gross wells drilled..............................      16       14       38
Percentage of wells completed..............................      69%      43%      61%

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

     A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                              SUCCESSOR    PREDECESSOR
                                                              ---------   -------------
                                                               YEAR ENDED JANUARY 31,
                                                              -------------------------
                                                                2001      2000    1999
                                                              -------  |  -----   -----
                                                                       |
Operating costs and expenses:                                          |
  Lease.....................................................    $10.7  |  $10.9   $11.2
  Pipeline and gathering....................................      8.4  |    9.2     8.7
  Other.....................................................       --  |     --     3.3
                                                                -----  |  -----   -----
                                                                 19.1  |   20.1    23.2
Taxes other than income taxes(1)............................      7.2  |    9.8     7.1
                                                                -----  |  -----   -----
                                                                $26.3  |  $29.9   $30.3
                                                                =====  |  =====   =====



---------------

(1) Taxes other than income taxes include severance, property and other taxes.

     TransTexas' average depletion rates have been as follows:

                                                              SUCCESSOR    PREDECESSOR
                                                              ---------   -------------
                                                               YEAR ENDED JANUARY 31,
                                                              -------------------------
                                                                2001      2000    1999
                                                              -------- |  -----   -----
                                                                       |
Depletion rates (per Mcfe)..................................    $2.22  |  $1.89   $1.96



     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which was amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These pronouncements establish accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. The Company adopted SFAS 133 on February 1, 2001 and recorded a cumulative effect charge to earnings of approximately $1.3 million to recognize the fair market value of its derivative instruments.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Management of the Company believes that SAB No. 101 will not have a material impact on the Company.

     The Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires that certain transportation fees that were previously netted against revenues be reclassified as costs and expenses. The Company adopted the provisions of EITF 00-10 for the year ended January 31, 2001. As a result, certain transportation fees have been reclassified to costs and expenses. Prior period results have been reclassified to conform to the current presentation.

YEAR ENDED JANUARY 31, 2001, COMPARED WITH THE YEAR ENDED JANUARY 31, 2000

     Gas, condensate and NGL revenues for the year ended January 31, 2001 increased by $75.0 million from the prior period, due primarily to higher prices for all products and an increase in NGL sales volumes. The average monthly prices received per Mcf of gas ranged from $2.64 to $9.75 in the year ended January 31, 2001, compared to a range of $1.74 to $2.90 in the prior period. Other revenues decreased by $0.6 million for the year ended January 31, 2001 due to lower transportation and gathering revenues. For the year ended January 31, 2000, TransTexas recognized a pre-tax loss of $0.4 million on the sale of certain vehicles and other equipment.

     Lease operating expenses for the year ended January 31, 2001 decreased $0.2 million from the prior period due primarily to decreases in maintenance costs. Pipeline and gathering expenses decreased $0.8 million primarily due to the termination of certain natural gas transportation contracts in connection with the

Company's bankruptcy proceedings. Depreciation, depletion and amortization expense for the year ended January 31, 2001 increased $6.4 million due to an increase in the depletion rate resulting from higher cost properties and unsuccessful drilling results in prior periods. General and administrative expenses increased by $0.4 million primarily as a result of increased professional fees and higher insurance costs, partially offset by a lower provision for bad debts. Taxes other than income taxes decreased by $2.6 million over the prior period due primarily to decreases in severance taxes since a greater number of TransTexas' wells qualified for exemption from severance taxes.

     Interest expense for the year ended January 31, 2001 decreased $4.5 million due primarily to the Company's reorganization as of January 31, 2000 which resulted in an overall decrease in the amount of outstanding debt. Reorganization items of $8.3 million for the year ended January 31, 2000 included legal and other professional fees and expenses directly related to TransTexas' Chapter 11 proceedings and an adjustment to record assets at reorganization value. The extraordinary item for the year ended January 31, 2000 represents the discharge of certain liabilities subject to compromise pursuant to the Plan.

     Based on the reorganization value of the Company, the fair value of the Preferred Stock and Common Stock was estimated to be zero. The Senior Preferred Stock and Junior Preferred Stock are mandatorily redeemable in 2006 and 2010, respectively. As a result, the Company will accrete, in the form of a non-cash dividend deducted from net income available to common stockholders and charged to retained earnings, an amount equal to the combined redemption amount totaling $243.2 million (initial liquidation value) over the period prior to redemption. In addition, earnings available to common stockholders will be reduced by dividends paid on the Preferred Stock. For the year ended January 31, 2001, accretion of Preferred Stock totaled $25.7 million.

YEAR ENDED JANUARY 31, 2000, COMPARED WITH THE YEAR ENDED JANUARY 31, 1999

     Gas, condensate and NGL revenues for the year ended January 31, 2000 increased by $20.7 million from the prior period due primarily to increases in condensate and NGL sales volumes and higher prices for all products, offset in part by a decrease in natural gas sales volumes. The average monthly prices received per Mcf of gas ranged from $1.74 to $2.90 in the year ended January 31, 2000, compared to a range of $1.90 to $2.36 in the prior period. Other revenues decreased by $1.4 million for the year ended January 31, 2000 due to the sale of certain drilling services division assets in the prior period. For the year ended January 31, 1999, TransTexas recognized a pretax gain of $63.6 million from the sale of certain drilling services division assets and a pretax loss of $2.4 million due to postclosing adjustments to the Lobo Sale purchase price.

     Lease operating expenses for the year ended January 31, 2000 decreased $0.3 million from the prior period due primarily to decreases in maintenance costs. Pipeline and gathering expenses increased $0.5 million primarily due to operations at Galveston Bay Processing's natural gas treating facility at Winnie, Texas. Other operating expenses for the year ended January 31, 2000 decreased $3.3 million due to the sale of certain drilling assets in the prior period. Depreciation, depletion and amortization expense for the year ended January 31, 2000 decreased $11.1 million due to a decrease in natural gas volumes and a $0.07 decrease in the depletion rate. General and administrative expenses decreased by $2.1 million primarily as a result of a decrease in personnel and related costs. Taxes other than income taxes increased by $2.7 million over the prior period due primarily to increases in property taxes. The impairment loss of $426.0 million for the year ended January 31, 1999 related to a write-down of $420.5 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling and a $5.5 million write-down of an underutilized pipeline system that was exchanged as part of a settlement of certain natural gas delivery commitments.

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

LIQUIDITY AND CAPITAL RESOURCES

     On April 19, 1999, TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As a result of the Chapter 11 filing, the Company was prohibited from paying, and creditors were prohibited from attempting to collect, claims or debts arising prior to the bankruptcy. The United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division confirmed the Company's Second Amended, Modified and Restated Plan of Reorganization dated January 25, 2000 (the "Plan") on February 7, 2000. The Effective Date of the Plan is March 17, 2000. In connection with the Effective Date of the Plan, the Company:

          (1) paid approximately $2.6 million in cash to settle certain accounts payable and royalty claims;

          (2) agreed to pay approximately $28.3 million to settle certain accounts payable, severance, property and franchise taxes. The $28.3 million is payable in quarterly installments generally over a five year period with stated interest ranging from 8% to 10%. The Company paid $7.6 million of this amount in fiscal 2001.

          (3) paid approximately $21.9 million in cash, issued $200 million principal amount of 15% Senior Secured Notes due 2005 (the "Notes"), 222,455,320 shares of Series A Senior Preferred Stock, 20,716,080 shares of Series A Junior Preferred Stock, 1,002,751 shares of Class A Common Stock, 247,500 shares of Class B Common Stock and 625,000 warrants to purchase Class A Common Stock to settle the TransTexas Senior Secured Notes Claims. A portion of this distribution was reallocated pursuant to the Plan as follows:

             (a) $20 million in cash and five million shares of Senior Preferred
                 Stock to settle on a pro rata basis all general prepetition unsecured claims;

             (b) $1.8 million in cash, 2,455,320 shares of Senior Preferred
                 Stock and all of the Junior Preferred Stock to the holders of TransTexas 13 3/4% Senior Subordinated Notes;

             (c) 52,500 shares of Class A Common Stock and warrants exercisable to purchase 109,879 shares of Class A Common Stock at a price of $120 per share to the holders of the old TransTexas common stock who are not Affiliates of the Debtor (as defined in the Plan); and

             (d) all of the Class B Common Stock and warrants exercisable to purchase 515,625 shares of Class A Common Stock at an exercise price of $120 per share to John R. Stanley.

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

     On the Effective Date, the Company and GMACC entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $20 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1% payable monthly in arrears. As of January 31, 2001, the outstanding principal balance under the Accounts Receivable Facility was $17.9 million with availability for additional advances of approximately $2.1 million and will be due on March 14, 2005.

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

     On July 25, August 30, and October 31, 2000, the Board of Directors of the Company authorized the payment of quarterly dividends to the holders of the Company's Preferred Stock of record on June 1,

September 1, and December 1, 2000, respectively. The quarterly dividends were paid in-kind on August 15, September 15, and December 15, 2000 in additional shares of Preferred Stock of the same class at an annual rate of $0.20 per share for each share of Series A Senior Preferred Stock and at an annual rate of $0.10 per share for each share of Series A Junior Preferred Stock in accordance with the Certificate of Designation for Series A Senior Preferred Stock and the Certificate of Designation for Series A Junior Preferred Stock, respectively. Fractional shares were not issued, but were settled in cash.

     In 1998, TransTexas entered into two production payment agreements with an unaffiliated third party pursuant to which the Company conveyed certain properties (the "Original Subject Interests") in the form of a term overriding royalty interest. In March 2000, the Original Subject Interests were reconveyed to TransTexas and a new production payment drilling program agreement was entered into between TransTexas and two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties including the Original Subject Interests (collectively, the "New Subject Interests"). The Company has the right to offer additional properties ("Offered Wells") to the production payment parties at a negotiated purchase price, up to an aggregate maximum for all such wells, of up to $52 million. Upon acceptance of the Offered Wells, one of the third parties would be committed to pay to the Company either the drilling costs of the Offered Wells or, at the third party's discretion, a higher, mutually agreed upon amount. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. The Oil and Gas Facility places certain restrictions on the amount that may be outstanding under the production payment. As of January 31, 2001, the aggregate purchase price of all wells purchased pursuant to this production payment drilling program was $27 million and the outstanding balance of the production payment was $14.8 million, of which $2.1 million attributable to produced reserves is included in accrued liabilities.

     In June 2000, under provisions of the new production payment, the Company offered an additional well ("Offered Well") to the two unaffiliated third parties. One of the third parties agreed to a negotiated purchase price for the additional Offered Well of $8.0 million. In September and November 2000, the Company closed the Second and Third Supplements to the production payment. In exchange for additional properties being made subject to the production payment, the Company received $10 million and $4.5 million, respectively. In February 2001, the Company closed the Fourth Supplement to the production payment. In exchange for additional properties being made subject to the production payment, the Company received $19.8 million.

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

     In order to maintain or increase its proved oil and gas reserves, TransTexas must continue to make substantial capital expenditures for the exploration and development of its natural gas and oil prospects. For the year ended January 31, 2001, total capital expenditures incurred were $105 million, including $21 million for nonproducing leases, $80 million for drilling and development and $4 million for gas gathering, other equipment and seismic. Capital expenditures for fiscal 2002 are estimated to be approximately $114 million. Management plans to fund TransTexas' 2002 debt service requirements and capital expenditures with cash flows from existing producing properties, certain identified relatively low risk prospects to be drilled and completed during fiscal 2002 and additional production payment financing.

     Should TransTexas' drilling prospects not be productive or should oil and gas prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of TransTexas' debt documents and Senior Preferred Stock. In August 2000, TransTexas sold certain producing properties in Jim Hogg County,

Texas for a sales price of $6.5 million, exclusive of closing costs. In December 2000, TransTexas sold certain producing properties in Kent, Starr, Wharton and Zapata Counties, Texas for a sales price of $11.0 million, exclusive of closing costs.

  Potential Tax Liabilities

     Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provision (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended (the "Tax Code"), and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service ("IRS") regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that any such challenge would not be upheld. Prior to the Effective Date, TransTexas filed a consolidated tax return with TransAmerican. Income taxes were due from or payable to TransAmerican in accordance with a tax allocation agreement, as amended, between TransTexas, TNGC Holdings Corporation, TransAmerican and TransAmerican's other subsidiaries (the "Tax Allocation Agreement"). Under the Tax Allocation Agreement, TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican.

     As a former member of the affiliated group for tax purposes (the "TNGC Consolidated Group") which included TNGC Holdings Corporation, the sole stockholder of TransAmerican ("TNGC"), TransAmerican, TEC, TransTexas and TARC, TransTexas will be severally liable for any tax liability resulting from any transaction of the TNGC Consolidated Group that occurred during any taxable year of the TNGC Consolidated Group during which TransTexas was a member, including the above-described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and July 31, 1995. The Company has not been advised by the IRS as to whether any tax deficiencies will be proposed by the IRS as a result of its review.

     TransTexas expects that a significant portion of its net operating loss carryovers ("NOLs") will be eliminated and the use of those NOLs that are not eliminated will be severely restricted as a consequence of the Plan. In addition, certain other tax attributes of TransTexas may under certain circumstances be eliminated or reduced as a consequence of the Plan. The potential elimination or reduction of NOLs and such other tax attributes may substantially increase the amount of tax payable by TransTexas.

  Inflation and Changes in Prices

     TransTexas' results of operations and the value of its gas properties are highly dependent upon the prices TransTexas receives for its natural gas, condensate and oil. Substantially all of TransTexas' sales of natural gas, condensate and oil are made pursuant to long-term contracts at market prices. Accordingly, the prices received by TransTexas for its natural gas production are dependent upon numerous factors beyond the control of TransTexas, including the level of consumer product demand, the North American supply of natural gas, government regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment. Demand for natural gas is seasonal, with demand typically higher during the summer and winter, and lower during the spring and fall, with concomitant changes in price. As a result of high demand for drilling services, TransTexas experienced increases in the cost of oilfield services and equipment used in exploration and development drilling, and to a lesser extent well completion and production costs.

     Any significant decline in current prices for natural gas could have a material adverse effect on TransTexas' financial condition, results of operations and quantities of reserves recoverable on an economic basis. Based on an assumed average net daily production level of approximately 89 MMcfd, TransTexas estimates that a $0.10 per MMBtu change in average gas prices received would change annual operating income by approximately $2.4 million.

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

                                                                         CONTRACT PRICE
                                                                        ----------------
                                                                             COLLAR
                                                       TOTAL VOLUMES    ----------------
PERIOD                                                 IN MMBTUS/BBLS   FLOOR    CEILING
------                                                 --------------   ------   -------
Natural gas:
  April 2000 -- October 2000.........................    3,745,000      $ 2.10   $ 3.40
  November 2000 -- March 2001........................    1,887,500        2.35     3.95
Condensate:
  April 2000 -- September 2000.......................      228,750       18.50    32.50
  October 2000 -- March 2001.........................      182,000       18.50    29.25

     Under these contracts, the counterparty is required to make payment to the production payment purchasers if the settlement price (based on New York Mercantile Exchange prices) for the period is below the floor, and the production payment purchasers are required to make payment to the counterparty if the settlement price for any period is above the ceiling price. For the year ended January 31, 2001, the Company recognized hedging losses of $6.7 million under these contracts. As of January 31, 2001, the Company had additional deferred losses of $1.9 million under these contracts. The Company has been advised that the production payment purchasers are examining the possibility of entering into additional hedging arrangements in connection with the production payment agreement.

     In November 2000, the Company entered into the following commodity price hedging arrangement with respect to a portion of the Company's natural gas production.

                                                                          CONTRACT PRICE
                                                                          ---------------
                                                                              COLLAR
                                                          TOTAL VOLUMES   ---------------
PERIOD                                                      IN MMBTUS     FLOOR   CEILING
------                                                    -------------   -----   -------
Natural gas:
  December 2000 -- November 2001........................    7,300,000     $3.50    $6.00

     Under terms of this collar transaction, the counterparty is required to make payment to the Company if the settlement price (based on a published industry index of natural gas prices at Houston Ship Channel) for any settlement period is below the floor price for such transaction and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. This hedging arrangement is supported by a letter of credit for drawings by the counterparty of up to $6.5 million. For the year ended January 31, 2001, the Company recognized hedging losses of $2.4 million under this contract. As of January 31, 2001, the Company had additional deferred losses of $0.1 million under this contract.

     Because substantially all of its long-term obligations at January 31, 2001 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility ($17.9 million outstanding at January 31, 2001) are subject to a rate of interest that fluctuates based on short-term interest rates. The Company had no interest rate hedges at January 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   22
Financial Statements:
  Consolidated Balance Sheet................................   23
  Consolidated Statement of Operations......................   24
  Consolidated Statement of Stockholders' Equity
     (Deficit)..............................................   25
  Consolidated Statement of Cash Flows......................   26
  Notes to Consolidated Financial Statements................   27

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of TransTexas Gas Corporation

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of TransTexas Gas Corporation (successor) at January 31, 2001 and 2000, and the results of operations and cash flow for the period ended January 31, 2001, and the results of operations and cash flow for TransTexas Gas Corporation (predecessor) for the two years ended January 31, 2000 and 1999 (successor and predecessor are collectively referred to as the "Company"), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP

Houston, Texas
April 25, 2001

                           TRANSTEXAS GAS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                  JANUARY 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                           ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 20,715   $ 18,288
  Accounts receivable.......................................    42,533     19,592
  Receivable from affiliates................................        21      1,107
  Inventories...............................................     1,476      1,741
  Other.....................................................     2,521        926
                                                              --------   --------
          Total current assets..............................    67,266     41,654
                                                              --------   --------
Property and equipment......................................   413,811    327,087
Less accumulated depreciation, depletion and amortization...    81,483         --
                                                              --------   --------
  Net property and equipment -- based on the full cost
     method of accounting for gas and oil properties of
     which $81,381 and $90,000 was excluded from
     amortization at January 31, 2001 and 2000,
     respectively...........................................   332,328    327,087
                                                              --------   --------
Other assets................................................     2,649        513
                                                              --------   --------
                                                              $402,243   $369,254
                                                              ========   ========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt......................  $  4,269   $  6,934
  Accounts payable..........................................     9,255     15,759
  Accrued liabilities.......................................    33,153     10,061
                                                              --------   --------
          Total current liabilities.........................    46,677     32,754
                                                              --------   --------
Long-term debt, net of current maturities...................   281,271     48,290
Production payments, net of current portion.................    12,732     32,460
Note payable to affiliate...................................        --    196,346
Deferred income taxes.......................................     9,984     10,000
Other liabilities...........................................     8,011     49,404
Redeemable preferred stock..................................    25,722         --
Commitments and contingencies (Note 14).....................        --         --
Stockholders' equity (deficit) (Note 2):
  Common stock, $0.01 par value, 100,247,500 shares and
     100,000,000 shares authorized at January 31, 2001 and
     2000, respectively; 1,250,251 shares and 57,515,566
     shares issued and outstanding at January 31, 2001 and
     2000, respectively.....................................        12        740
Additional paid-in capital..................................    25,013       (740)
Retained earnings...........................................    (7,179)        --
                                                              --------   --------
          Total stockholders' equity........................    17,846         --
                                                              --------   --------
                                                              $402,243   $369,254
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                         SUCCESSOR           PREDECESSOR
                                                         ----------   -------------------------
                                                                 YEAR ENDED JANUARY 31,
                                                         --------------------------------------
                                                            2001         2000          1999
                                                         ---------- | -----------   -----------
                                                                    |
Revenues:                                                           |
  Gas, condensate and natural gas liquids..............  $  187,883 | $   112,898   $    92,159
  Gain (loss) on the sale of assets....................          -- |        (438)       61,247
  Other................................................       2,208 |       2,770         4,200
                                                         ---------- | -----------   -----------
          Total revenues...............................     190,091 |     115,230       157,606
                                                         ---------- | -----------   -----------
Costs and expenses:                                                 |
  Operating............................................      19,127 |      20,147        23,192
  Depreciation, depletion and amortization.............      81,483 |      75,044        86,137
  General and administrative...........................      20,303 |      19,883        21,938
  Taxes other than income taxes........................       7,156 |       9,788         7,130
  Impairment of gas and oil properties.................          -- |          --       425,966
                                                         ---------- | -----------   -----------
          Total costs and expenses.....................     128,069 |     124,862       564,363
                                                         ---------- | -----------   -----------
          Operating income (loss)......................      62,022 |      (9,632)     (406,757)
                                                         ---------- | -----------   -----------
Other income (expense):                                             |
  Interest income......................................         574 |         472         1,205
  Interest expense, net................................     (34,069)|     (38,526)      (79,921)
                                                         ---------- | -----------   -----------
          Total other expense..........................     (33,495)|     (38,054)      (78,716)
                                                         ---------- | -----------   -----------
          Income (loss) before reorganization items,                |
            income taxes and extraordinary item........      28,527 |     (47,686)     (485,473)
                                                         ---------- | -----------   -----------
Reorganization items:                                               |
  Legal and professional fees..........................          -- |      (8,325)           --
  Revaluation of assets to fair market value...........          -- |      58,836            --
                                                         ---------- | -----------   -----------
          Total reorganization items...................          -- |      50,511            --
                                                         ---------- | -----------   -----------
Income tax expense (benefit)...........................       9,984 |      10,000       (38,882)
                                                         ---------- | -----------   -----------
          Income (loss) before extraordinary item......      18,543 |      (7,175)     (446,591)
Extraordinary item -- gain (loss) on early                          |
  extinguishment of debt, net of tax...................          -- |     436,490        (1,142)
                                                         ---------- | -----------   -----------
          Net income (loss)............................  $   18,543 | $   429,315   $  (447,733)
                                                         ========== | ===========   ===========
Accretion of preferred stock...........................  $   25,722 | $        --   $        --
                                                         ========== | ===========   ===========
          Net income (loss) available to common                     |
            stockholders...............................  $   (7,179)| $   429,315   $  (447,733)
                                                         ========== | ===========   ===========
Basic and diluted net income (loss) per share:                      |
  Loss before extraordinary item.......................  $    (5.74)| $     (0.13)  $     (7.76)
  Extraordinary item...................................          -- |        7.59         (0.02)
                                                         ---------- | -----------   -----------
                                                         $    (5.74)| $      7.46   $     (7.78)
                                                         ========== | ===========   ===========
Weighted average number of shares outstanding for basic             |
  and diluted net loss per share.......................   1,250,251 |  57,515,566    57,515,566
                                                         ========== | ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                            RETAINED
                                   COMMON STOCK       ADDITIONAL PAID-      EARNINGS                      TOTAL
                               --------------------      IN CAPITAL       (ACCUMULATED   TREASURY     STOCKHOLDERS'
                                 SHARES      AMOUNT   (CAPITAL DEFICIT)     DEFICIT)       STOCK     EQUITY (DEFICIT)
                               -----------   ------   -----------------   ------------   ---------   ----------------
PREDECESSOR:
Balance at January 31,
  1998.......................   74,000,000   $ 740        $ 26,834         $ 259,468     $(262,405)     $  24,637
  Advance to affiliate.......           --      --          (6,919)               --            --         (6,919)
  Net loss...................           --      --              --          (447,733)           --       (447,733)
                               -----------   -----        --------         ---------     ---------      ---------
Balance at January 31,
  1999.......................   74,000,000     740          19,915          (188,265)     (262,405)      (430,015)
  Contribution from TEC......           --      --             700                --            --            700
  Adoption of fresh-start
    reporting................           --      --         (21,355)         (241,050)      262,405             --
  Net income.................           --      --              --           429,315            --        429,315
                               -----------   -----        --------         ---------     ---------      ---------
SUCCESSOR:
Balance at January 31,
  2000.......................   74,000,000     740            (740)               --            --             --
  Cancellation of old common
    stock....................  (74,000,000)   (740)            740                --            --             --
  Issuance of new common
    stock....................    1,250,251      12             (12)               --            --             --
  Proceeds from short-swing
    sale.....................           --      --              25                --            --             25
  Accretion of preferred
    stock....................           --      --              --           (25,722)           --        (25,722)
  Adjustment to
    reorganization value.....           --      --          25,000                --            --         25,000
  Net income.................           --      --              --            18,543            --         18,543
                               -----------   -----        --------         ---------     ---------      ---------
Balance at January 31,
  2001.......................    1,250,251   $  12        $ 25,013         $  (7,179)    $      --      $  17,846
                               ===========   =====        ========         =========     =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                            SUCCESSOR        PREDECESSOR
                                                            ---------   ---------------------
                                                                 YEAR ENDED JANUARY 31,
                                                            ---------------------------------
                                                              2001        2000        1999
                                                            --------- | ---------   ---------
                                                                      |
Operating activities:                                                 |
  Net income (loss).......................................  $  18,543 | $ 429,315   $(447,733)
  Adjustments to reconcile net income (loss) to net cash              |
     provided (used) by operating activities:                         |
     Reorganization adjustments:                                      |
       Extraordinary item.................................         -- |  (436,490)      1,142
       Revaluation of assets..............................         -- |   (58,836)         --
     Depreciation, depletion and amortization.............     81,483 |    75,044      86,137
     Impairment of gas and oil properties.................         -- |        --     425,966
     Accretion of discount on long-term debt..............      3,813 |        --          --
     Amortization of debt issue costs.....................        343 |     1,641       5,730
     (Gain) loss on the sale of assets....................         -- |       438     (61,247)
     Deferred income taxes................................      9,984 |    10,000     (38,882)
     Changes in assets and liabilities                                |
       Accounts receivable................................    (22,941)|    (3,501)        965
       Receivable from affiliates.........................      1,086 |       179      (1,286)
       Inventories........................................        265 |     1,469      13,227
       Other current assets...............................     (1,595)|     2,767       7,026
       Accounts payable...................................     (6,567)|     5,430       7,981
       Accrued interest payable to affiliates.............         -- |    14,628       1,851
       Accrued liabilities................................     23,255 |    (3,271)      9,177
       Transactions with affiliates, net..................         -- |       700      (6,166)
       Other assets.......................................       (112)|       378         126
       Other liabilities..................................    (26,635)|     6,691      (5,384)
                                                            --------- | ---------   ---------
          Net cash provided (used) by operating                       |
            activities....................................     80,922 |    46,582      (1,370)
                                                            --------- | ---------   ---------
Investing activities:                                                 |
  Capital expenditures....................................   (101,189)|   (42,342)   (190,601)
  Proceeds from the sale of assets........................     16,182 |       445     156,212
  Advances to affiliate...................................         -- |        --      (1,648)
                                                            --------- | ---------   ---------
          Net cash used by investing activities...........    (85,007)|   (41,897)    (36,037)
                                                            --------- | ---------   ---------
Financing activities:                                                 |
  Issuance of note payable................................         -- |    30,000          --
  Issuance of long-term debt..............................     32,500 |        --      19,650
  Principal payments on long-term debt....................    (16,943)|    (1,896)    (62,235)
  Revolving credit agreement, net.........................     13,739 |     3,860      (7,572)
  Issuance of production payments.........................     27,000 |        --      69,824
  Principal payments on production payments...............    (47,303)|   (22,136)    (17,355)
  Issuance of note payable to affiliate...................         -- |        --       1,395
  Proceeds from short-swing sale..........................         25 |        --          --
  Debt issue costs........................................     (2,506)|        --      (1,027)
                                                            --------- | ---------   ---------
          Net cash provided by financing activities.......      6,512 |     9,828       2,680
                                                            --------- | ---------   ---------
          Increase (decrease) in cash and cash                        |
            equivalents...................................      2,427 |    14,513     (34,727)
Beginning cash and cash equivalents.......................     18,288 |     3,775      38,502
                                                            --------- | ---------   ---------
Ending cash and cash equivalents..........................  $  20,715 | $  18,288   $   3,775
                                                            ========= | =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     TransTexas Gas Corporation (together with its subsidiaries, the "Company" or "TransTexas") was incorporated in Delaware in May 1993. Prior to March 17, 2000 (the "Effective Date"), TransTexas was a subsidiary of TransAmerican Energy Corporation ("TEC"), which is wholly owned by TEC/TransAmerican LLC, which is wholly owned by TransAmerican Natural Gas Corporation ("TransAmerican"). Unless otherwise noted, the term "TransTexas" refers to TransTexas Gas Corporation and its subsidiaries, including Galveston Bay Processing Corporation and Galveston Bay Pipeline Company. See Note 2 for a discussion of TransTexas' reorganization.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. TransTexas' most significant financial estimates are based on remaining proved gas and oil reserves. Actual results could differ from these estimates.

  Cash and Cash Equivalents

     TransTexas considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at January 31, 2001 and 2000 include $2.2 million and $1.4 million, respectively, restricted for payments of future goods and services provided by certain vendors.

  Inventories

     TransTexas' inventories, consisting primarily of tubular goods, are stated at the lower of average cost or market.

  Gas and Oil Properties

     TransTexas uses the full cost method of accounting for exploration and development costs. Under this method of accounting, the cost of all exploration and development activities are capitalized. Such capitalized costs and estimated future development and reclamation costs are amortized on a unit-of-production method. Net capitalized costs of gas and oil properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated unescalated future net revenues from proved reserves; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. As of January 31, 1999, TransTexas' net capitalized costs of gas and oil properties exceeded the cost center ceiling. TransTexas adjusted its net capitalized costs which resulted in a non-cash pre-tax loss of approximately $426 million for the year ended January 31, 1999. Due to higher gas and oil prices realized by the Company subsequent to January 31, 1999, the impairment was less than would have been recorded using January 31, 1999 prices.

     Proceeds from the sale of gas and oil properties are applied to reduce the costs in the cost center unless the sale involves a significant quantity of reserves in relation to the cost center, in which case a gain or loss is recognized.

     Unevaluated properties and associated costs not currently being amortized and included in gas and oil properties were $81 million and $90 million at January 31, 2001 and 2000, respectively. The properties represented by these costs were undergoing exploration activities at such date, or are properties on which

                           TRANSTEXAS GAS CORPORATION

TransTexas intends to commence such activities in the future. TransTexas believes that the unevaluated properties at January 31, 2001 will be substantially evaluated in 12 to 24 months and it will begin to amortize these costs at such time.

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

  Defined Contribution Plan

     TransTexas maintains a defined contribution plan, which incorporates a "401(k) feature" as allowed under the Internal Revenue Code. All investment transactions are administered by Massachusetts Mutual Life Insurance Company. Employees who are at least 21 years of age and have completed one year of credited service are eligible to participate on the first day of the month following their eligibility. TransTexas matches employee contributions up to a maximum of 100% of the first 3% and 50% of the next 2% of the participant's compensation. TransTexas' contributions with respect to this plan totaled $0.2 million, $0.2 million and $0.3 million for years ended January 31, 2001, 2000 and 1999, respectively. All Company contributions are currently funded.

  Fair Value of Financial Instruments

     TransTexas includes fair value information in the Notes to Consolidated Financial Statements when the fair value of its financial instruments can be determined and is different from the book value. TransTexas generally assumes that the book value of financial instruments classified as current approximates fair value because of the short maturity of these instruments. For noncurrent financial instruments, TransTexas uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for

                           TRANSTEXAS GAS CORPORATION
similar instruments. Due to the adoption of fresh-start reporting, all financial instruments were recorded at estimated fair value, based on the present value of amounts to be paid, at January 31, 2000.

  Revenue Recognition

     TransTexas recognizes revenues from the sales of natural gas, condensate and natural gas liquids in the period of delivery. Revenues are recognized from transportation of natural gas in the period the service is provided. The sales method is used for natural gas imbalances that arise from jointly produced properties. Volumetric production is monitored to minimize these natural gas imbalances. A natural gas imbalance liability is recorded in other liabilities if TransTexas' excess sales of natural gas exceed its share of estimated remaining recoverable reserves for such properties.

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

     Approximately 58% of the Company's production was produced from five wells in the Company's Eagle Bay field.

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

                                                                       CONTRACT PRICE
                                                                      ----------------
                                                           TOTAL           COLLAR
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

     Under these contracts, the counterparty is required to make payment to the production payment purchasers if the settlement price (based on New York Mercantile Exchange prices) for the period is below

                           TRANSTEXAS GAS CORPORATION
the floor, and the production payment purchasers are required to make payment to the counterparty if the settlement price for any period is above the ceiling price. For the year ended January 31, 2001, the Company recognized hedging losses of $6.7 million under these contracts. As of January 31, 2001, the Company had additional deferred losses of $1.9 million under these contracts. The Company has been advised that the production payment purchasers are examining the possibility of entering into additional hedging arrangements in connection with the production payment agreement.

     In November 2000, the Company entered into the following commodity price hedging arrangement with respect to a portion of the Company's natural gas production.

                                                                         CONTRACT PRICE
                                                                         ---------------
                                                              TOTAL          COLLAR
                                                            VOLUMES IN   ---------------
PERIOD                                                        MMBTUS     FLOOR   CEILING
------                                                      ----------   -----   -------
Natural gas:
  December 2000 -- November 2001..........................  7,300,000    $3.50    $6.00

     Under terms of this collar transaction, the counterparty is required to make a payment to the Company if the settlement price (based on a published industry index of natural gas prices at Houston Ship Channel) for any settlement period is below the floor price for such transaction and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. This hedging arrangement is supported by a letter of credit for drawings by the counterparty of up to $6.5 million. For the year ended January 31, 2001, the Company recognized hedging losses of $2.4 million under this contract. As of January 31, 2001, the Company had additional deferred losses of $0.1 million under this contract.

  Income Taxes

     Prior to the Effective Date, TransTexas filed a consolidated tax return with TransAmerican. Income taxes were due from or payable to TransAmerican in accordance with a tax allocation agreement, as amended, between TransTexas, TNGC Holdings Corporation, TransAmerican and TransAmerican's other subsidiaries (the "Tax Allocation Agreement"). It was TransTexas' policy to record income tax expense as though TransTexas had filed separately. Subsequent to the Effective Date, TransTexas and its wholly owned subsidiaries file a consolidated tax return. Deferred income taxes are recognized, at enacted tax rates, to reflect the future effects of temporary differences arising between the financial reporting and tax bases of assets and liabilities. Income taxes include federal and state income taxes.

  Net Income (Loss) Per Share

     Basic and diluted net income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during each period, excluding treasury shares. After adopting fresh-start reporting, the number of common shares used to calculate basic earnings per share is 1,250,251. At January 31, 2001, potential common shares to be included in diluted earnings per share, if they were dilutive, are as follows:

Series A Senior Preferred Stock.........................   44,563,806
Series A Junior Preferred Stock.........................    2,605,685
Class A Common Stock....................................    1,002,751
Class B Common Stock....................................      247,500
Class A Common Stock Warrants...........................      625,000
                                                           ----------
                                                           49,044,742
                                                           ==========

                           TRANSTEXAS GAS CORPORATION

  Recently Issued Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which was amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These pronouncements establish accounting and reporting standards for derivative instruments and for hedging activities, which generally, require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and the resulting designation. The Company adopted SFAS 133 on February 1, 2001 and recorded a cumulative effect charge to earnings of approximately $1.3 million to recognize the fair market value of its derivative instruments.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Management of the Company believes that SAB No. 101 will not have a material impact on the Company.

     The Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires that certain transportation fees that were previously netted against revenues be reclassified as costs and expenses. The Company adopted the provisions of EITF 00-10 for the year ended January 31, 2001. As a result, certain transportation fees have been reclassified to costs and expenses. Prior period results have been reclassified to conform to the current presentation.

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

     In connection with the Effective Date of the Plan, the Company:

        (1) paid approximately $2.6 million in cash to settle certain accounts payable and royalty claims;

        (2) agreed to pay approximately $28.3 million to settle certain accounts payable, severance, property and franchise taxes. The $28.3 million is payable in quarterly installments generally over a five year period with stated interest ranging from 8% to 10%. The Company paid $7.6 million of this amount in fiscal 2001.

        (3) paid approximately $21.9 million in cash, issued $200 million principal amount of 15% Senior Secured Notes due 2005 (the "Notes"), 222,455,320 shares of Series A Senior Preferred Stock, 20,716,080 shares of Series A Junior Preferred Stock, 1,002,751 shares of Class A Common Stock, 247,500 shares of Class B Common Stock and 625,000 warrants to purchase Class A Common Stock to settle the TransTexas Senior Secured Notes Claims. A portion of this distribution was reallocated pursuant to the Plan as follows:

           (a) $20 million in cash and five million shares of Senior Preferred Stock to settle on a pro rata basis all general prepetition unsecured claims;

                           TRANSTEXAS GAS CORPORATION

           (b) $1.8 million in cash, 2,455,320 shares of Senior Preferred Stock and all of the Junior Preferred Stock to the holders of TransTexas 13 3/4% Senior Subordinated Notes;

           (c) 52,500 shares of Class A Common Stock and warrants exercisable to purchase 109,879 shares of Class A Common Stock at a price of $120 per share to the holders of the old TransTexas common stock who were not Affiliates of the Debtor (as defined in the Plan); and

           (d) all of the Class B Common Stock and warrants exercisable to purchase 515,625 shares of Class A Common Stock at an exercise price of $120 per share to John R. Stanley;

        (4) issued $6.7 million in secured notes in exchange for old secured notes and related accrued interest; and

        (5) canceled all of the old TransTexas common stock and 13 3/4% Senior Subordinated Notes.

     The January 31, 2000 consolidated balance sheet is the opening balance sheet of reorganized TransTexas, the successor company, in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The January 31, 2000 consolidated balance sheet includes all adjustments necessary to reflect assets at the reorganization value and the Plan's treatment of creditor claims and previous equity interests. Since the January 31, 2000 consolidated balance sheet was affected by fresh-start reporting, it is not comparable in certain material respects to the consolidated balance sheets of any prior period. The consolidated statements of operations and cash flows for the years ended January 31, 2000 and 1999 reflect the activities of the predecessor reporting entity; however, the statements for fiscal 2000 reflect certain reorganization items.

     Pursuant to fresh-start reporting, the Company's reorganization value as of January 31, 2000 was estimated by management and allocated to identified assets based on their relative fair values. Postpetition liabilities were valued at the present value of amounts to be paid. The present value of liabilities was adjusted for imputed interest at a rate of 15% for the period from February 1, 2000 to the Effective Date of the Plan. The imputed interest was charged to interest expense during the first quarter of fiscal 2001.

     On January 31, 2001, the Company's equity securities consisted of (i) 257,519,826 shares of Series A Senior Preferred Stock, $0.001 par value, (ii) 22,308,951 shares of Series A Junior Preferred Stock, $0.001 par value (iii) 1,002,751 shares of Class A Common Stock, $0.01 par value, (iv) 247,500 shares of Class B Common Stock, $0.01 par value, and (v) warrants exercisable to purchase 625,000 shares of Class A Common Stock at a price of $120 per share.

  Redeemable Preferred Stock

     The Series A Senior Preferred Stock (the "Senior Preferred Stock") has a liquidation preference of $1.00 per share plus accrued and unpaid dividends. The terms of the Senior Preferred Stock include a cumulative dividend preference, payable quarterly out of funds legally available therefor, if any. During the first two years following the Effective Date, the Company is required to pay cash dividends at a rate of $0.10 per share per annum, or, at its option, in-kind dividends of additional shares of Senior Preferred Stock at a rate of $0.20 per share per annum. The Senior Preferred Stock is mandatorily redeemable on March 15, 2006 at a rate of $1.00 per share plus accrued and unpaid dividends. One-half of the then-outstanding shares of Senior Preferred Stock is mandatorily convertible into shares of Class A Common Stock at a rate of 0.3461 shares of Class A Common Stock per $1.00 of liquidation preference if either (i) more than 75 million shares of Senior Preferred Stock remain outstanding after March 15, 2006 or (ii) the Company fails to pay dividends on the Senior Preferred Stock on any two dividend payment dates. The Certificate of Designation for the Senior Preferred Stock includes restrictive covenants comparable to those included in the Indenture.

                           TRANSTEXAS GAS CORPORATION

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

     The Series A Junior Preferred Stock (the "Junior Preferred Stock") has a liquidation preference of $1.00 per share plus accrued and unpaid dividends. The terms of the Junior Preferred Stock include a cumulative dividend preference, payable quarterly out of funds legally available therefor, if any. During the first six years following the Effective Date, the Company is required to pay in-kind dividends of additional shares of Junior Preferred Stock at a rate of $0.10 per share per annum. Thereafter, dividends are payable both in cash at a rate of $0.10 per share per annum and in-kind at a rate of $0.10 per share per annum. The Junior Preferred Stock is mandatorily redeemable on March 15, 2010 at a rate of $1.00 per share plus accrued and unpaid dividends. Each share of Junior Preferred Stock is mandatorily convertible into shares of Class A Common Stock at the rate of 0.1168 shares of Class A Common Stock per $1.00 of liquidation preference if either (i) more than 75 million shares of Senior Preferred Stock remain outstanding after March 15, 2006 or (ii) the Company fails to pay dividends on the Senior Preferred Stock on any two dividend payment dates. The Certificate of Designation for the Junior Preferred Stock includes restrictive covenants comparable to those included in the Indenture. Such covenants will become effective when all of the Notes (and any refinancings thereof) have been repaid and all of the Senior Preferred Stock has been redeemed.

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

     Based on the reorganization value of the Company, the fair value of the Junior Preferred Stock, together with the Senior Preferred Stock, (the "Preferred Stock") and the Class A Common Stock, together with the Class B Common Stock, (the "Common Stock") was estimated to be zero. The Senior Preferred Stock and Junior Preferred Stock are mandatorily redeemable in 2006 and 2010, respectively. As a result, the Company accretes, in the form of a non-cash dividend deducted to arrive at net income (loss) available to common stockholders and charged to retained earnings, an amount equal to the combined redemption amount totaling $243.2 million (initial liquidation value) over the period prior to redemption. In addition, net income (loss) available to common stockholders reflects dividends earned and accrued on the Preferred Stock. Accrued preferred stock dividends are recorded at fair value. Any difference between the initial fair value and the redemption value are accreted in the same manner as described above. For the year ended January 31, 2001, accretion of preferred stock totaled $25.7 million.

3. LIQUIDITY

     In order to maintain or increase proved oil and gas reserves, TransTexas is required to make substantial capital expenditures for the exploration and development of natural gas and oil reserves in the normal course of business.

     TransTexas remains highly leveraged and a substantial portion of its cash flow will be required for debt service. In addition, cash flow from operations is dependent on the level of gas and oil prices, which are

                           TRANSTEXAS GAS CORPORATION
historically volatile. Management plans to fund TransTexas' 2002 debt service requirements and capital expenditures with cash flows from existing producing properties, certain identified relatively low risk prospects to be drilled and completed during fiscal 2002 and additional production payment financing. Should these drilling prospects not be productive or should oil and gas prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of TransTexas' debt documents and Senior Preferred Stock.

4. OTHER CURRENT ASSETS

     The major components of other current assets are as follows (in thousands of dollars):

                                                                  JANUARY 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Prepayments:
  Trade.....................................................  $    362   $    478
  Insurance.................................................       147        240
Deferred commodity hedging contract losses..................     1,972         --
Other.......................................................        40        208
                                                              --------   --------
                                                              $  2,521   $    926
                                                              ========   ========

5. PROPERTY AND EQUIPMENT

     The major components of property and equipment, at cost (estimated fair value at January 31, 2000), are as follows (in thousands of dollars):

                                                                  JANUARY 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Gas and oil properties......................................  $364,171   $279,844
Gas gathering and transportation............................    43,774     40,920
Equipment and other.........................................     5,866      6,323
                                                              --------   --------
                                                              $413,811   $327,087
                                                              ========   ========

     In August 2000, TransTexas sold certain producing properties in Jim Hogg County, Texas for a sales price of $6.5 million, exclusive of closing costs. In December 2000, TransTexas sold certain producing properties in Kent, Starr, Wharton and Zapata Counties, Texas for a sales price of $11.0 million, exclusive of closing costs.

     TransTexas incurred approximately $48.2 million, $41.2 million and $89.6 million of interest charges of which approximately $14.1 million, $2.7 million and $9.7 million were capitalized for the years ended January 31, 2001, 2000 and 1999, respectively. Capitalized interest is included as part of the cost of gas and oil properties. TransTexas uses capitalization rates based on its weighted average cost of borrowings used to finance such expenditures.

                           TRANSTEXAS GAS CORPORATION

6. OTHER ASSETS

     The major components of other assets are as follows (in thousands of dollars):

                                                                  JANUARY 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Debt issue costs, net of accumulated amortization of $482 at
  January 31, 2001..........................................  $  2,024   $     --
Other.......................................................       625        513
                                                              --------   --------
                                                              $  2,649   $    513
                                                              ========   ========

7. LONG-TERM DEBT AND PRODUCTION PAYMENTS

  Long-Term Debt

     Long-term debt consists of the following (in thousands of dollars):

                                                                  JANUARY 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
15% Senior Secured Notes due 2005...........................  $200,000   $     --
Revolving Credit Note.......................................    30,000         --
Term Note...................................................    22,331         --
Revolving credit agreement..................................    17,944      4,205
Notes payable, ranging from 8% to 10%, due through 2005.....    15,265     49,212
13 3/4% Senior Subordinated Notes due 2001..................        --      1,807
                                                              --------   --------
     Total long-term debt...................................   285,540     55,224
Less current maturities.....................................     4,269      6,934
                                                              --------   --------
                                                              $281,271   $ 48,290
                                                              ========   ========

     Aggregate annual maturities of long-term debt for fiscal years 2002 to 2006 are $5.3 million, $3.3 million, $4.6 million, $1.8 million and $252.7 million, respectively.

     On the Effective Date, the Company and GMAC Commercial Credit LLC ("GMACC") entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $20 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus
 1/2 of 1%, and (ii) the Federal Funds Rate plus 1% payable monthly in arrears. As of January 31, 2001, the outstanding principal balance under the Accounts Receivable Facility was $17.9 million with availability for additional advances of approximately $2.1 million and will be due on March 14, 2005.

     On the Effective Date, the Company, as Borrower, and Galveston Bay Processing Corporation and Galveston Bay Pipeline Company, as Guarantors, entered into an Oil and Gas Revolving Credit and Term Loan Agreement, dated as of March 15, 2000 (the "Oil and Gas Facility") with GMACC, as a Lender and as Agent. The Oil and Gas facility consists of a term loan (the "Term Loan") in the amount of $22.5 million and a revolving facility (the "Revolving Loan") in a maximum amount of $30 million (all of which was funded on the Effective Date). The Term Loan bears interest at a rate of 14% per annum and the Revolving Loan bears interest at a rate of 13 1/2% per annum. Interest on the Term Loan and the Revolving Loan is payable monthly in arrears. Principal amortization of the Term Loan is due in 20 quarterly installments of $56,250 each

                           TRANSTEXAS GAS CORPORATION
beginning June 14, 2000, with the balance due March 14, 2005; however the Company may, and in certain circumstances must, make prepayments of such amount. If, subsequent to such prepayments, the Company demonstrates sufficient collateral value meeting the requirements of the Oil and Gas Facility provisions, the Company may be entitled to borrow additional advances under the Revolving Loan. The Oil and Gas Facility is secured by substantially all of the assets of the Company. The security interest in accounts receivable and inventory securing the Oil and Gas Facility is subordinated to the security interest of GMACC under the Accounts Receivable Facility.

     On the Effective Date, the Company, as Issuer, Galveston Bay Pipeline Company and Galveston Bay Processing Corporation, as Guarantors, and Firstar Bank, N.A., as Trustee, entered into an Indenture dated as of March 15, 2000, pursuant to which the Company issued the Notes. Interest on the Notes is due semi-annually on March 15 and September 15. The Notes are secured by substantially all of the assets of the Company other than accounts receivable and inventory. The Indenture contains certain covenants that restrict the Company's ability to incur indebtedness, engage in related party transactions, dispose of assets or engage in sale/leaseback transactions, issue dividends on common stock, change its line of business, consolidate or merge with or into another entity or convey, transfer or lease all or substantially all of its assets, and suffer a change of control. The security interest in favor of the Trustee is subordinated to the Security Interest in favor of the Agent under the Oil and Gas Facility. The fair value of the Notes, based on quoted market prices on January 31, 2001, was $150.0 million.

     In December 1998, TransTexas borrowed $5.65 million from an unaffiliated third party in order to meet a portion of its December 31, 1998 interest payment obligations. In accordance with the Plan, the principal amount of the note was increased to $6.7 million, bears interest at 8% and is collateralized by a pledge of the stock of Galveston Bay Processing Corporation and a mortgage on the Winnie, Texas processing facility. At January 31, 2001, the undiscounted principal balance outstanding of this note was $5.6 million.

     Additional notes payable totaling $10.2 million and $13.9 million at January 31, 2001 and 2000, respectively, consist of amounts payable pursuant to the Plan in settlement of the claims of certain creditors. Such amounts are generally payable over a five year period with stated interest rates ranging from 8% to 10%; however, these notes have been discounted to an effective interest rate of 14%.

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

  Production Payments

     In 1998, TransTexas entered into two production payment agreements with an unaffiliated third party pursuant to which the Company conveyed certain properties (the "Original Subject Interests") in the form of a term overriding royalty interest. In March 2000, the Original Subject Interests were reconveyed to TransTexas and a new production payment drilling program agreement was entered into between TransTexas and two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties including the Original Subject Interests (collectively, the "New Subject Interests"). The Company has the right to offer additional properties ("Offered Wells") to the production payment parties at a negotiated purchase price, up to an aggregate maximum for all such wells, of up to $52 million. Upon acceptance of the Offered Wells, one of the third parties would be committed to pay to the Company either the drilling costs of the Offered Wells or, at the third party's discretion, a higher, mutually agreed upon amount. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. The Oil and Gas Facility places certain restrictions on the amount that may be outstanding under the production payment. As of January 31, 2001, the

                           TRANSTEXAS GAS CORPORATION
aggregate purchase price of all wells purchased pursuant to this production payment drilling program was $27 million and the outstanding balance of the production payment was $14.8 million, of which $2.1 million attributable to produced reserves is included in accrued liabilities.

     In June 2000, under the provisions of the new production payment, the Company offered an additional well ("Offered Well") to the two unaffiliated third parties. One of the third parties agreed to a negotiated purchase price for the additional Offered Well of $8.0 million. In September and November 2000, the Company closed the Second and Third Supplements to the production payment. In exchange for additional properties being made subject to the production payment, the Company received $10 million and $4.5 million, respectively. In February 2001, the Company closed the Fourth Supplement to the production payment. In exchange for additional properties being made subject to the production payment, the Company received $19.8 million.

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

8. NOTES PAYABLE TO AFFILIATES

     Notes payable to affiliates consist of the following (in thousands of dollars):

                                                                  JANUARY 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
TransTexas Intercompany Loan................................  $     --   $196,346
                                                              ========   ========

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

9. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     The following information reflects TransTexas' noncash financing activities (in thousands of dollars):

                                                       SUCCESSOR       PREDECESSOR
                                                       ---------   --------------------
                                                           YEAR ENDED JANUARY 31,
                                                       --------------------------------
                                                         2001        2000        1999
                                                       --------  |  --------   --------
                                                                 |
Financing activities:                                            |
  Accretion of stock.................................  $ 25,722  |  $     --   $     --
                                                       ========  |  ========   ========
  Cancellation of old preferred common stock.........  $    740  |  $     --   $     --
                                                       ========  |  ========   ========
  Issuance of new common stock.......................  $     12  |  $     --   $     --
                                                       ========  |  ========   ========

                           TRANSTEXAS GAS CORPORATION

     Cash paid for interest is as follows (in thousands of dollars):

                                                       SUCCESSOR       PREDECESSOR
                                                       ---------   -------------------
                                                           YEAR ENDED JANUARY 31,
                                                       -------------------------------
                                                         2001        2000       1999
                                                       --------- | --------   --------
                                                                 |
Interest.............................................  $ 16,352  | $  9,616   $ 69,970
                                                       ========  | ========   ========

     Cash paid during the year ended January 31, 2000 for reorganization items was $6.2 million.

10. ACCRUED LIABILITIES

     Accrued liabilities classified as current liabilities consist of the following (in thousands of dollars):

                                                                   JANUARY 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Royalties...................................................  $   5,849   $   1,581
Taxes other than income taxes...............................        749         899
Accrued interest............................................     13,511          44
Payroll.....................................................      1,283       1,197
Current portion of production payments......................      2,072       2,647
Accrued insurance...........................................      1,675          --
Commodity hedging contract losses...........................      5,178          --
Reorganization claims.......................................      2,446       2,629
Other.......................................................        390       1,064
                                                              ---------   ---------
                                                              $  33,153   $  10,061
                                                              =========   =========

11. OTHER LIABILITIES

     The major components of other liabilities are as follows (in thousands of dollars):

                                                                   JANUARY 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Reorganization claims.......................................  $   8,011   $  34,404
Long-term payables and other................................         --      15,000
                                                              ---------   ---------
                                                              $   8,011   $  49,404
                                                              =========   =========

12. INCOME TAXES

     Income tax expense (benefit) includes the following (in thousands of dollars):


                                            SUCCESSOR        PREDECESSOR
                                            ---------   ---------------------
                                                 YEAR ENDED JANUARY 31,
                                            ---------------------------------
                                              2001        2000        1999
                                            --------- | ---------   ---------
                                                      |
Federal:                                              |
  Deferred................................. $  9,984  | $  10,000   $ (39,497)
                                            ========  | =========   =========

                           TRANSTEXAS GAS CORPORATION

     Total income tax expense differs from amounts computed by applying the statutory federal income tax rate to income before income taxes. The items accounting for this difference are as follows (in thousands of dollars):

                                                     SUCCESSOR        PREDECESSOR
                                                     ---------   ---------------------
                                                          YEAR ENDED JANUARY 31,
                                                     ---------------------------------
                                                       2001        2000        1999
                                                     --------- | ---------   ---------
                                                               |
Federal income tax expense (benefit) at the                    |
  statutory rate...................................  $  9,984  | $ 153,760   $(170,530)
Increase (decrease) in tax resulting from                      |
  Debt discharged pursuant to Plan.................        --  |  (160,641)         --
  Adjustment of tax assumption.....................        --  |    10,000     (75,000)
  Valuation allowance..............................        --  |     6,881     206,033
                                                     --------  | ---------   ---------
                                                     $  9,984  | $  10,000   $ (39,497)
                                                     ========  | =========   =========

     Significant components of TransTexas' tax attributes are as follows (in thousand of dollars):

                                                                 JANUARY 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Deferred tax liabilities:
  Tax assumption............................................  $    --   $10,000
  Depreciation, depletion and amortization..................   12,694        --
                                                              -------   -------
  Net deferred tax liabilities..............................   12,694    10,000
Deferred tax assets:
  Net operating loss carryforwards..........................    2,710        --
                                                              -------   -------
                                                              $ 9,984   $10,000
                                                              =======   =======

     Part of the refinancing of TransAmerican's debt in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provision (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended (the "Tax Code"), and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service ("IRS") regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that any such challenge would not be upheld. Prior to the Effective Date, TransTexas filed a consolidated tax return with TransAmerican. Income taxes were due from or payable to TransAmerican in accordance with a tax allocation agreement, as amended, between TransTexas, TNGC Holdings Corporation, TransAmerican and TransAmerican's other subsidiaries (the "Tax Allocation Agreement"). Under the Tax Allocation Agreement, TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican.

     As a former member of the affiliated group for tax purposes (the "TNGC Consolidated Group") which included TNGC Holdings Corporation, the sole stockholder of TransAmerican ("TNGC"), TransAmerican, TEC, TransTexas and TARC, TransTexas will be severally liable for any tax liability resulting from any

                           TRANSTEXAS GAS CORPORATION
transaction of the TNGC Consolidated Group that occurred during any taxable year of the TNGC Consolidated Group during which TransTexas was a member, including the above described transactions. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and July 31, 1995. The Company has not been advised by the IRS as to whether any tax deficiencies will be proposed by the IRS as a result of its review.

     TransTexas expects that a significant portion of its net operating loss carryovers ("NOLs") will be eliminated and the use of those NOLs that are not eliminated will be severely restricted as a consequence of the Plan. In addition, certain other tax attributes of TransTexas may under certain circumstances be eliminated or reduced as a consequence of the Plan. The potential elimination or reduction of NOLs and such other tax attributes may substantially increase the amount of tax payable by TransTexas.

13. TRANSACTIONS WITH AFFILIATES

     In March 2000, a services agreement was entered into between TNGC and the Company. Pursuant to the agreement, TransTexas will provide certain accounting, legal, administrative and other services to TNGC and its affiliates in exchange for a monthly fee of $2,000. This agreement expires on the earlier of September 30, 2001 or upon 30 days written notice by either party.

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

  Legal Proceedings

     Palmyra Minerals. The suit concerns the claims of several royalty owners, Palmyra Minerals Ltd., et al., under several oil and gas leases held by TransTexas. Plaintiffs allege that TransTexas underpaid royalties due the plaintiffs under the leases back to the date of first production from the involved wells. Plaintiffs claim approximately $2.8 million, including alleged underpayments and interest thereon. Plaintiffs assert entitlement to recovery under various theories including breach of contract, violation of Section 91.401, et seq., of the

                           TRANSTEXAS GAS CORPORATION

Texas Natural Resources Code, breach of the implied and express duty to market, negligence per se, and constructive trust. The plaintiffs asserted identical claims in TransTexas' bankruptcy proceeding. The claims have been consolidated with the adversary proceeding. This matter was tried in the Bankruptcy Court on February 13 and 14, 2001. No decision has yet been rendered. The Bankruptcy Court requested that post-trial briefs be filed by May 14, 2001. A related issue presented to the Bankruptcy Court was whether the discharge afforded by the confirmation of TransTexas' plan of reorganization would preclude termination of such leases. An adverse judgment in this consolidated action could result in termination of these leasehold interests should TransTexas fail to pay the amount of the judgment.

     TransTexas is a party to various claims and routine litigation arising in the normal course of its business. Any obligations of the Company in respect of such claims and litigation arising out of activities prior to the Petition Date were discharged or otherwise disposed of pursuant to the Plan. Recovery of these obligations, if any, will be limited to any collateral held by the claimant and/or such claimant's pro rata share of amounts available to pay general unsecured claims.

  Operating Leases

     As of January 31, 2001, TransTexas had long-term leases covering land and other property and equipment. Rental expense was approximately $3 million for each of the years ended January 31, 2001, 2000, and 1999, respectively. Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of January 31, 2001, are as follows (in thousands of dollars): 2002 -- $361; 2003 -- $286; 2004 -- $90; 2005 -- $60.

  Gas Delivery Commitments

     TransTexas has entered into contracts with Tejas Ship Channel LLC for transportation of its production from the Eagle Bay field to the Winnie facilities at a fixed negotiated rate. Under these contracts, the Company is committed to deliver up to 75% of the initial 100,000 MMBtu per day of natural gas and associated condensate.

     The Company also entered into a contract with Centana Intrastate Pipeline Company for transportation of natural gas on a firm and interruptible basis from the Winnie facility to natural gas liquids recovery facilities located in the Beaumont/Port Arthur, Texas area, and residue gas from these facilities to various distribution points. Under the agreement, the Company is committed to deliver up to a maximum of 56,250 Mcf of natural gas and up to 19,500 MMBtu of residue gas per day. Transportation fees for natural gas and residue gas are based on fixed negotiated rates.

15. PREFERRED STOCK DIVIDENDS

     On July 25, August 30, and October 31, 2000, the Board of Directors of the Company authorized the payment of quarterly dividends to the holders of the Company's Preferred Stock of record on June 1, September 1, and December 1, 2000, respectively. The quarterly dividends were paid in-kind on August 15, September 15, and December 15, 2000 in additional shares of Preferred Stock of the same class at an annual rate of $0.20 per share for each share of Series A Senior Preferred Stock and at an annual rate of $0.10 per share for each share of Series A Junior Preferred Stock in accordance with the Certificate of Designation for Series A Senior Preferred Stock and the Certificate of Designation for Series A Junior Preferred Stock, respectively. Fractional shares were not issued, but were settled in cash.

16. SHORT-SWING SALE

     During the year ended January 31, 2001 the Company received $25,000 in cash from a stockholder as a result of such stockholder's compliance with the requirement of the Securities Exchange Act of 1934, as

                           TRANSTEXAS GAS CORPORATION
amended, that profits from the sale of certain securities of a company that were held less than six months by certain officers, directors and principal stockholders must be returned to the Company. The Company recorded the proceeds as an increase to additional paid-in capital.

17. BUSINESS SEGMENTS

     TransTexas currently conducts its operations in one industry segment, exploration and production ("E&P"), which explores for, develops, produces and markets natural gas, condensate and natural gas liquids. All of TransTexas' significant gas and oil operations are located along the Texas Gulf Coast and in South Texas. TransTexas' revenues are derived principally from sales to interstate and intrastate gas pipelines, direct end users, industrial companies, marketers and refiners located in the United States.

     For the year ended January 31, 2001, two customers provided approximately $124 million in E&P revenues. For the year ended January 31, 2000, three customers provided approximately $62 million in E&P revenues. For the year ended January 31, 1999, five customers provided approximately $65 million in E&P revenues. TransTexas believes that the loss of any single purchaser would not have a material adverse effect on TransTexas due to the availability of other purchasers for its production at comparable prices.

18. CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
    (In thousands, except per share data)

                                                                    SUCCESSOR
                                                    ------------------------------------------
                                                           YEAR ENDED JANUARY 31, 2001
                                                    ------------------------------------------
                                                      1ST        2ND        3RD         4TH
                                                    QUARTER    QUARTER    QUARTER     QUARTER
                                                    --------   -------   ---------   ---------
Revenues..........................................  $ 38,609   $44,240   $  50,082   $  57,160
Operating income..................................     6,949    13,206      19,044      22,823
Net income (loss).................................    (2,232)    3,917       6,912       9,946
Net income (loss) per share -- basic and
  diluted.........................................     (5.72)    (5.03)       2.69        2.32

                                                                   PREDECESSOR
                                                    ------------------------------------------
                                                           YEAR ENDED JANUARY 31, 2000
                                                    ------------------------------------------
                                                      1ST        2ND        3RD         4TH
                                                    QUARTER    QUARTER    QUARTER     QUARTER
                                                    --------   -------   ---------   ---------
Revenues..........................................  $ 19,078   $28,584   $  29,415   $  38,153
Operating income (loss)...........................   (13,217)   (4,116)      2,855       4,846
Net income (loss).................................   (35,881)   (6,954)     (4,406)    476,556(1)
Net income (loss) per share -- basic and
  diluted.........................................     (0.62)    (0.12)      (0.08)       8.28

                                                                   PREDECESSOR
                                                    ------------------------------------------
                                                           YEAR ENDED JANUARY 31, 1999
                                                    ------------------------------------------
                                                      1ST        2ND        3RD         4TH
                                                    QUARTER    QUARTER    QUARTER     QUARTER
                                                    --------   -------   ---------   ---------
Revenues..........................................  $ 34,122   $72,403   $  33,209   $  17,872
Operating income (loss)...........................     8,488    21,059(2)  (162,674)  (273,630)
Net income (loss).................................    (6,803)     (806)   (147,763)   (292,361)
Net income (loss) per share -- basic and
  diluted.........................................     (0.12)    (0.01)      (2.57)      (5.08)

---------------

(1) Net income for the fourth quarter of 2000 includes a $436.5 million extraordinary gain on the extinguishment of debt and a $50.5 million credit for reorganization items.

(2) Operating income for the second quarter of 1999 includes a $47.6 million gain on the sale of assets.

                           TRANSTEXAS GAS CORPORATION

19. SUPPLEMENTAL GUARANTOR INFORMATION

     Galveston Bay Pipeline Company and Galveston Bay Processing Corporation are guarantors of the Notes and the Oil and Gas Facility. Separate financial statements of the Guarantors are not considered to be material to holders of the Notes and GMACC. The following condensed consolidating financial statements present supplemental information of the Guarantors as of and for the years ended January 31, 2001 and 2000.

                           TRANSTEXAS GAS CORPORATION

               CONDENSED CONSOLIDATING BALANCE SHEET -- SUCCESSOR
                                JANUARY 31, 2001
                           (IN THOUSANDS OF DOLLARS)

                                                               GALVESTON   GALVESTON
                                                                  BAY         BAY                      CONSOLIDATED
                                                  TRANSTEXAS   PIPELINE    PROCESSING   ELIMINATIONS    TRANSTEXAS
                                                  ----------   ---------   ----------   ------------   ------------
                     ASSETS

Current assets:
  Cash and cash equivalents.....................  $  19,902    $      39   $     774     $      --      $  20,715
  Accounts receivable, net......................     42,127           --         406            --         42,533
  Receivables from affiliates...................     11,660           --          --       (11,639)            21
  Inventories...................................      1,476           --          --            --          1,476
  Other.........................................      2,486           --          35            --          2,521
                                                  ---------    ---------   ---------     ---------      ---------
          Total current assets..................     77,651           39       1,215       (11,639)        67,266
                                                  ---------    ---------   ---------     ---------      ---------
Property and equipment..........................    401,290        1,917      10,604            --        413,811
Less accumulated depreciation, depletion and
  amortization..................................     79,181          314       1,988            --         81,483
                                                  ---------    ---------   ---------     ---------      ---------
          Net property and equipment............    322,109        1,603       8,616            --        332,328
                                                  ---------    ---------   ---------     ---------      ---------
Other assets....................................      2,651           --          --            (2)         2,649
                                                  ---------    ---------   ---------     ---------      ---------
                                                  $ 402,411    $   1,642   $   9,831     $ (11,641)     $ 402,243
                                                  =========    =========   =========     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt..........  $   3,641    $      14   $     614     $      --      $   4,269
  Accounts payable..............................      9,070           27         158            --          9,255
  Accrued liabilities...........................     33,145           --           8            --         33,153
                                                  ---------    ---------   ---------     ---------      ---------
          Total current liabilities.............     45,856           41         780            --         46,677
                                                  ---------    ---------   ---------     ---------      ---------
Payable to affiliates...........................         --        1,114      10,525       (11,639)            --
Long-term debt, net of current maturities.......    280,240          828         203            --        281,271
Production payments, net of current portion.....     12,732           --          --            --         12,732
Deferred income taxes...........................      9,984           --          --            --          9,984
Other liabilities...............................      8,011           --          --            --          8,011
Redeemable preferred stock......................     25,722           --          --            --         25,722
Stockholders' equity (deficit):
  Common stock..................................         12           --          --            --             12
  Additional paid-in capital....................     25,013            1           1            (2)        25,013
  Retained earnings (accumulated deficit).......     (5,159)        (342)     (1,678)           --         (7,179)
                                                  ---------    ---------   ---------     ---------      ---------
          Total stockholders' equity
            (deficit)...........................     19,866         (341)     (1,677)           (2)        17,846
                                                  ---------    ---------   ---------     ---------      ---------
                                                  $ 402,411    $   1,642   $   9,831     $ (11,641)     $ 402,243
                                                  =========    =========   =========     =========      =========

                           TRANSTEXAS GAS CORPORATION

               CONDENSED CONSOLIDATING BALANCE SHEET -- SUCCESSOR
                                JANUARY 31, 2000
                           (IN THOUSANDS OF DOLLARS)

                                                               GALVESTON   GALVESTON
                                                                  BAY         BAY                      CONSOLIDATED
                                                  TRANSTEXAS   PIPELINE    PROCESSING   ELIMINATIONS    TRANSTEXAS
                                                  ----------   ---------   ----------   ------------   ------------
                     ASSETS

Current assets:
  Cash and cash equivalents.....................  $  17,851    $      44   $     393     $      --      $  18,288
  Accounts receivable, net......................     19,143          110         339            --         19,592
  Receivables from affiliates...................     10,246           --          --        (9,139)         1,107
  Inventories...................................      1,741           --          --            --          1,741
  Other.........................................        908           --          18            --            926
                                                  ---------    ---------   ---------     ---------      ---------
          Total current assets..................     49,889          154         750        (9,139)        41,654
                                                  ---------    ---------   ---------     ---------      ---------
Property and equipment..........................    315,367        1,771       9,949            --        327,087
Less accumulated depreciation, depletion and
  amortization..................................         --           --          --            --             --
                                                  ---------    ---------   ---------     ---------      ---------
          Net property and equipment............    315,367        1,771       9,949            --        327,087
                                                  ---------    ---------   ---------     ---------      ---------
Other assets....................................        514           --           1            (2)           513
                                                  ---------    ---------   ---------     ---------      ---------
                                                  $ 365,770    $   1,925   $  10,700     $  (9,141)     $ 369,254
                                                  =========    =========   =========     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt..........  $   4,938    $     536   $   1,460     $      --      $   6,934
  Accounts payable..............................     15,652            3         104            --         15,759
  Accrued liabilities...........................      9,995           11          55            --         10,061
                                                  ---------    ---------   ---------     ---------      ---------
          Total current liabilities.............     30,585          550       1,619            --         32,754
                                                  ---------    ---------   ---------     ---------      ---------
Payable to affiliates...........................         --          637       8,502        (9,139)            --
Production payments, net of current portion.....     32,460           --          --            --         32,460
Long-term debt, net of current maturities.......     46,975          737         578            --         48,290
Deferred income taxes...........................    196,346           --          --            --        196,346
Other liabilities...............................     10,000           --          --            --         10,000
Redeemable preferred stock......................     49,404           --          --            --         49,404
Stockholders' equity (deficit):
  Common stock..................................        740           --          --            --            740
  Additional paid-in capital....................       (740)           1           1            (2)          (740)
  Retained earnings (accumulated deficit).......         --           --          --            --             --
                                                  ---------    ---------   ---------     ---------      ---------
          Total stockholders' equity
            (deficit)...........................         --            1           1            (2)            --
                                                  ---------    ---------   ---------     ---------      ---------
                                                  $ 365,770    $   1,925   $  10,700     $  (9,141)     $ 369,254
                                                  =========    =========   =========     =========      =========

                           TRANSTEXAS GAS CORPORATION

          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -- SUCCESSOR
                          YEAR ENDED JANUARY 31, 2001
                           (IN THOUSANDS OF DOLLARS)

                                                               GALVESTON   GALVESTON
                                                                  BAY         BAY                      CONSOLIDATED
                                                  TRANSTEXAS   PIPELINE    PROCESSING   ELIMINATIONS    TRANSTEXAS
                                                  ----------   ---------   ----------   ------------   ------------
Revenues:
  Gas, condensate and natural gas liquids.......  $ 187,883    $      --   $      --     $      --      $ 187,883
  Other.........................................        520          599       6,830        (5,741)         2,208
                                                  ---------    ---------   ---------     ---------      ---------
          Total revenues........................    188,403          599       6,830        (5,741)       190,091
                                                  ---------    ---------   ---------     ---------      ---------
Costs and expenses:
  Operating.....................................     20,559           34       4,275        (5,741)        19,127
  Depreciation, depletion and amortization......     79,182          314       1,987            --         81,483
  General and administrative....................     19,713          132         458            --         20,303
  Taxes other than income taxes.................      7,104            7          45            --          7,156
                                                  ---------    ---------   ---------     ---------      ---------
          Total costs and expenses..............    126,558          487       6,765        (5,741)       128,069
                                                  ---------    ---------   ---------     ---------      ---------
          Operating income (loss)...............     61,845          112          65            --         62,022
                                                  ---------    ---------   ---------     ---------      ---------
Other income (expense):
  Interest income...............................        574           --          --            --            574
  Interest expense, net.........................    (31,872)        (454)     (1,743)           --        (34,069)
                                                  ---------    ---------   ---------     ---------      ---------
          Total other expense...................    (31,298)        (454)     (1,743)           --        (33,495)
                                                  ---------    ---------   ---------     ---------      ---------
          Income before income taxes............     30,547         (342)     (1,678)           --         28,527
Income taxes -- deferred........................      9,984           --          --            --          9,984
                                                  ---------    ---------   ---------     ---------      ---------
          Net income (loss).....................  $  20,563    $    (342)  $  (1,678)    $      --      $  18,543
                                                  =========    =========   =========     =========      =========

                           TRANSTEXAS GAS CORPORATION

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -- PREDECESSOR
                          YEAR ENDED JANUARY 31, 2000
                           (IN THOUSANDS OF DOLLARS)

                                                               GALVESTON   GALVESTON
                                                                  BAY         BAY                      CONSOLIDATED
                                                  TRANSTEXAS   PIPELINE    PROCESSING   ELIMINATIONS    TRANSTEXAS
                                                  ----------   ---------   ----------   ------------   ------------
Revenues:
  Gas, condensate and natural gas liquids.......  $ 112,898    $      --   $      --     $      --      $ 112,898
  Gain (loss) on the sale of assets.............       (438)          --          --            --           (438)
  Other.........................................        834          696       7,261        (6,021)         2,770
                                                  ---------    ---------   ---------     ---------      ---------
          Total revenues........................    113,294          696       7,261        (6,021)       115,230
                                                  ---------    ---------   ---------     ---------      ---------
Costs and expenses:
  Operating.....................................     22,604            6       3,558        (6,021)        20,147
  Depreciation, depletion and amortization......     72,833          337       1,874            --         75,044
  General and administrative....................     19,598            2         283            --         19,883
  Taxes other than income taxes.................      9,610           13         165            --          9,788
                                                  ---------    ---------   ---------     ---------      ---------
          Total costs and expenses..............    124,645          358       5,880        (6,021)       124,862
                                                  ---------    ---------   ---------     ---------      ---------
          Operating income (loss)...............    (11,351)         338       1,381            --         (9,632)
                                                  ---------    ---------   ---------     ---------      ---------
Other income (expense):
  Interest income...............................        467           --           5            --            472
  Interest expense, net.........................    (38,481)          --         (45)           --        (38,526)
                                                  ---------    ---------   ---------     ---------      ---------
          Total other expense...................    (38,014)          --         (40)           --        (38,054)
                                                  ---------    ---------   ---------     ---------      ---------
          Income (loss) before reorganization
            items, income taxes and
            extraordinary item..................    (49,365)         338       1,341            --        (47,686)
                                                  ---------    ---------   ---------     ---------      ---------
Reorganization items:
  Legal and professional fees...................     (8,325)          --          --            --         (8,325)
  Revaluation of assets to fair market value....     58,836           --          --            --         58,836
                                                  ---------    ---------   ---------     ---------      ---------
          Total reorganization items............     50,511           --          --            --         50,511
                                                  ---------    ---------   ---------     ---------      ---------
Income taxes -- deferred........................     10,000           --          --            --         10,000
                                                  ---------    ---------   ---------     ---------      ---------
          Income (loss) before extraordinary
            item................................     (8,854)         338       1,341            --         (7,175)
          Extraordinary item -- gain on early
            extinguishment of debt..............    436,490           --          --            --        436,490
                                                  ---------    ---------   ---------     ---------      ---------
          Net income (loss).....................  $ 427,636    $     338   $   1,341     $      --      $ 429,315
                                                  =========    =========   =========     =========      =========

                           TRANSTEXAS GAS CORPORATION

          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -- SUCCESSOR
                          YEAR ENDED JANUARY 31, 2001
                           (IN THOUSANDS OF DOLLARS)

                                                               GALVESTON   GALVESTON
                                                                  BAY         BAY                      CONSOLIDATED
                                                  TRANSTEXAS   PIPELINE    PROCESSING   ELIMINATIONS    TRANSTEXAS
                                                  ----------   ---------   ----------   ------------   ------------
Operating activities:
  Net income (loss).............................  $  20,563    $    (342)  $  (1,678)    $      --      $  18,543
     Adjustments to reconcile net income (loss)
       to net cash provided by operating
       activities:
     Depreciation, depletion and amortization...     79,182          314       1,987            --         81,483
     Accretion of discount on long-term debt....      3,571           58         184            --          3,813
     Amortization of debt issue costs...........        343           --          --            --            343
     Deferred income taxes......................      9,984           --          --            --          9,984
     Changes in assets and liabilities:
       Accounts receivable......................    (22,984)         110         (67)           --        (22,941)
       Receivable from affiliates...............     (1,414)          --          --         2,500          1,086
       Inventories..............................        265           --          --            --            265
       Other current assets.....................     (1,578)          --         (17)           --         (1,595)
       Accounts payable.........................     (6,645)          24          54            --         (6,567)
       Accrued liabilities......................     23,313          (11)        (47)           --         23,255
       Transactions with affiliates, net........         --          477       2,023        (2,500)            --
       Other assets.............................       (113)          --           1            --           (112)
       Other liabilities........................    (26,635)          --          --            --        (26,635)
                                                  ---------    ---------   ---------     ---------      ---------
          Net cash provided by operating
            activities..........................     77,852          630       2,440            --         80,922
                                                  ---------    ---------   ---------     ---------      ---------
Investing activities:
  Capital expenditures..........................    (99,853)        (682)       (654)           --       (101,189)
  Proceeds from the sale of assets..............     15,646          536          --            --         16,182
                                                  ---------    ---------   ---------     ---------      ---------
          Net cash used by investing
            activities..........................    (84,207)        (146)       (654)           --        (85,007)
                                                  ---------    ---------   ---------     ---------      ---------
Financing activities:
  Issuance of production payments...............     27,000           --          --            --         27,000
  Principal payments on production payments.....    (47,303)          --          --            --        (47,303)
  Issuance of long-term debt....................     32,500           --          --            --         32,500
  Principal payments on long-term debt..........    (15,049)        (489)     (1,405)           --        (16,943)
  Revolving credit agreement, net...............     13,739           --          --            --         13,739
  Proceeds from short-swing sale................         25           --          --            --             25
  Debt issue costs..............................     (2,506)          --          --            --         (2,506)
                                                  ---------    ---------   ---------     ---------      ---------
          Net cash provided (used) by financing
            activities..........................      8,406         (489)     (1,405)           --          6,512
                                                  ---------    ---------   ---------     ---------      ---------
          Increase (decrease) in cash and cash
            equivalents.........................      2,051           (5)        381            --          2,427
Beginning cash and cash equivalents.............     17,851           44         393            --         18,288
                                                  ---------    ---------   ---------     ---------      ---------
Ending cash and cash equivalents................  $  19,902    $      39   $     774     $      --      $  20,715
                                                  =========    =========   =========     =========      =========

                           TRANSTEXAS GAS CORPORATION

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -- PREDECESSOR

                          YEAR ENDED JANUARY 31, 2000
                           (IN THOUSANDS OF DOLLARS)

                                                             GALVESTON   GALVESTON
                                                                BAY         BAY                      CONSOLIDATED
                                                TRANSTEXAS   PIPELINE    PROCESSING   ELIMINATIONS    TRANSTEXAS
                                                ----------   ---------   ----------   ------------   ------------
Operating activities:
  Net income..................................  $ 427,636     $   338     $ 1,341       $    --       $ 429,315
    Adjustments to reconcile net income to net
       cash provided by operating activities:
    Reorganization adjustments:
       Extraordinary item.....................   (436,490)         --          --            --        (436,490)
       Revaluation of assets..................    (58,836)         --          --            --         (58,836)
    Depreciation, depletion and
       amortization...........................     75,044          --          --            --          75,044
    Amortization of debt issue costs..........      1,641          --          --            --           1,641
    Gain on the sale of assets................        438          --          --            --             438
    Deferred income taxes.....................     10,000          --          --            --          10,000
    Changes in assets and liabilities:
       Accounts receivable....................     (3,052)       (110)       (339)           --          (3,501)
       Receivable from affiliates.............     (9,635)         --          --         9,814             179
       Inventories............................      1,469          --          --            --           1,469
       Other current assets...................      2,785          --         (18)           --           2,767
       Accounts payable.......................      5,323           3         104            --           5,430
       Accrued interest payable to
         affiliates...........................     14,628          --          --            --          14,628
       Accrued liabilities....................     (3,337)         11          55            --          (3,271)
       Transactions with affiliates, net......         --       1,573       8,941        (9,814)            700
       Other assets...........................        378          --          --            --             378
       Other liabilities......................      6,691          --          --            --           6,691
                                                ---------     -------     -------       -------       ---------
         Net cash provided by operating
           activities.........................     34,683       1,815      10,084            --          46,582
                                                ---------     -------     -------       -------       ---------
Investing activities:
  Capital expenditures........................    (30,766)     (1,771)     (9,805)           --         (42,342)
  Proceeds from the sale of assets............        445          --          --            --             445
                                                ---------     -------     -------       -------       ---------
         Net cash used by investing
           activities.........................    (30,321)     (1,771)     (9,805)           --         (41,897)
                                                ---------     -------     -------       -------       ---------
Financing activities:
  Issuance of note payable....................     30,000          --          --            --          30,000
  Principal payments on production payments...    (22,136)         --          --            --         (22,136)
  Principal payments on long-term debt........     (1,896)         --          --            --          (1,896)
  Revolving credit agreement, net.............      3,860          --          --            --           3,860
                                                ---------     -------     -------       -------       ---------
         Net cash provided by financing
           activities.........................      9,828          --          --            --           9,828
                                                ---------     -------     -------       -------       ---------
         Increase in cash and cash
           equivalents........................     14,190          44         279            --          14,513
Beginning cash and cash equivalents...........      3,661          --         114            --           3,775
                                                ---------     -------     -------       -------       ---------
Ending cash and cash equivalents..............  $  17,851     $    44     $   393       $    --       $  18,288
                                                =========     =======     =======       =======       =========

                           TRANSTEXAS GAS CORPORATION

20. SUPPLEMENTAL GAS AND OIL DISCLOSURE (UNAUDITED)

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

     Capitalized costs relating to gas and oil producing activities are as follows (in thousands of dollars):

                                                                   JANUARY 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Proved properties...........................................  $ 326,564   $ 230,764
Unproved properties.........................................     81,381      90,000
                                                              ---------   ---------
          Total.............................................    407,945     320,764
Less accumulated depreciation, depletion and amortization...     80,145          --
                                                              ---------   ---------
                                                              $ 327,800   $ 320,764
                                                              =========   =========

     Costs incurred for gas and oil producing activities are as follows (in thousands of dollars):

                                                    SUCCESSOR        PREDECESSOR
                                                    ---------   ---------------------
                                                         YEAR ENDED JANUARY 31,
                                                    ---------------------------------
                                                      2001        2000        1999
                                                    --------- | ---------   ---------
                                                              |
Property acquisitions.............................  $  20,594 | $   6,175   $  13,084
Exploration.......................................     82,004 |    43,238      98,294
Development.......................................         -- |     4,350      77,322
                                                    --------- | ---------   ---------
                                                    $ 102,598 | $  53,763   $ 188,700
                                                    ========= | =========   =========

     Results of operations for gas and oil producing activities are as follows (in thousands of dollars):

                                                    SUCCESSOR        PREDECESSOR
                                                    ---------   ---------------------
                                                         YEAR ENDED JANUARY 31,
                                                    ---------------------------------
                                                      2001        2000        1999
                                                    --------- | ---------   ---------
                                                              |
Revenues..........................................  $ 187,883 | $ 112,898   $  92,159
                                                    --------- | ---------   ---------
Expenses:                                                     |
  Production costs................................     25,723 |    29,935      28,534
  Depreciation, depletion and amortization........     80,145 |    73,721      84,883
  General and administrative......................      8,578 |    10,572       9,767
  Impairment of gas and oil properties............         -- |        --     425,966
                                                    --------- | ---------   ---------
          Total operating expenses................    114,446 |   114,228     549,150
                                                    --------- | ---------   ---------
          Income before income taxes..............     73,437 |    (1,330)   (456,991)
Income taxes (benefit)............................     25,703 |      (466)   (159,947)
                                                    --------- | ---------   ---------
                                                    $  47,734 | $    (864)  $(297,044)
                                                    ========= | =========   =========
Depletion rate per net equivalent Mcf.............  $    2.22 | $    1.89   $    1.96
                                                    ========= | =========   =========

                           TRANSTEXAS GAS CORPORATION

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

                                                    SUCCESSOR                PREDECESSOR
                                                   ------------    --------------------------------
                                                                YEAR ENDED JANUARY 31,
                                                   ------------------------------------------------
                                                       2001            2000              1999
                                                   ------------    -------------   ----------------
                                                    GAS    OIL      GAS     OIL     GAS        OIL
                                                   ----- |  ----    -----   -----   ------     -----
                                                         |
Proved reserves:                                         |
  Beginning of year..............................   95.6 |   3.7    120.7     6.6    348.7      15.9
  Increase (decrease) during the year                    |
     attributable to:                                    |
     Revisions of previous estimates.............    7.9 |   0.4     (4.1)   (1.2)  (127.1)(1)  (9.7)
     Extensions, discoveries and other                   |
       additions.................................   42.4 |   0.8      6.8     0.1     26.1       2.0
     Sales of reserves...........................   (6.2)|  (0.2)      --      --    (91.4)     (0.5)
     Production..................................  (26.8)|  (1.5)   (27.8)   (1.8)   (35.6)     (1.1)
                                                   ----- |  ----    -----   -----   ------     -----
End of year (SUCCESSOR IN 2000)..................  112.9 |   3.2     95.6     3.7    120.7       6.6
                                                   ===== |  ====    =====   =====   ======     =====
Proved developed reserves:                               |
  Beginning of year..............................   82.3 |   3.5     87.8     5.0    134.3       4.2
  End of year (SUCCESSOR IN 2000)(2).............   66.9 |   2.0     82.3     3.5     87.8       5.0

---------------

(1) Reserve estimates were revised downward principally as a result of additional seismic information which indicated more highly faulted structures in certain key properties causing reserves to be reclassified from proved to probable.

(2) As of January 31, 2001, proved undeveloped reserves in the amount of 5.7 Bcf of natural gas and 0.5 MMBbls of condensate became proved developed reserves in February 2001 with the casing of a well in the Eagle Bay field.

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

                           TRANSTEXAS GAS CORPORATION

     The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair market value of TransTexas' gas and oil reserves. These estimates reflect proved reserves only and ignore, among other things, changes in prices and costs, revenues that could result from probable reserves which could become proved reserves in fiscal 2002 or later years and the risks inherent in reserve estimates. The standardized measure of discounted future net cash flows relating to proved gas and oil reserves is as follows (in thousands of dollars):

                                                           SUCCESSOR          PREDECESSOR
                                                     ---------------------    -----------
                                                            YEAR ENDED JANUARY 31,
                                                     ------------------------------------
                                                       2001        2000           1999
                                                     ---------   ---------   |  -----------
                                                                             |
Future cash inflows................................  $ 810,031   $ 361,411   |   $296,831
Future production costs............................   (103,245)    (61,810)  |    (57,453)
Future development costs...........................    (81,004)    (18,302)  |    (33,180)
Future income taxes................................    (97,259)    (18,611)  |         --
                                                     ---------   ---------   |   --------
          Future net cash flows....................    528,523     262,688   |    206,198
Annual discount (10%) for estimated timing of cash                           |
  flows............................................   (118,355)    (49,085)  |    (44,668)
                                                     ---------   ---------   |   --------
          Standardized measure of discounted future                          |
            net cash flows.........................  $ 410,168   $ 213,603   |   $161,530
                                                     =========   =========   |   ========

     Principal sources of change in the standardized measure of discounted future net cash flows are as follows (in thousands of dollars):

                                                     SUCCESSOR         PREDECESSOR
                                                     ---------    ---------------------
                                                           YEAR ENDED JANUARY 31,
                                                     ----------------------------------
                                                       2001            2000        1999
                                                     ---------   |   ---------   ---------
                                                                 |
Beginning of year..................................  $ 213,603   |  $ 161,530   $ 395,673
Revisions:                                                       |
  Quantity estimates and production rates..........     84,923   |    (18,829)   (194,041)(1)
  Prices, net of lifting costs.....................    162,231   |    136,550     (76,157)
  Estimated future development costs...............      7,403   |     14,534      58,455
Additions, extensions, discoveries and improved                  |
  recovery.........................................    163,384   |     10,467      42,184
Net sales of production............................   (170,832)  |    (93,481)    (73,819)
Development costs incurred.........................         --   |      4,350      77,322
Accretion of discount..............................     18,322   |     13,615      39,566
Net changes in income taxes........................    (60,347)  |    (15,133)         --
Purchases (sales) of reserves......................     (8,519)  |         --    (107,653)
                                                     ---------   |  ---------   ---------
  End of year (SUCCESSOR IN 2000)..................  $ 410,168   |  $ 213,603   $ 161,530
                                                     =========   |  =========   =========

---------------

(1) Reserve estimates were revised downward principally as a result of additional seismic information which indicated more highly faulted structures in certain key properties causing reserves to be reclassified from proved to probable.

     Year-end wellhead prices received by TransTexas from sales of natural gas, including margins from natural gas liquids, were $6.39, $2.74 and $1.79 per Mcf for 2001, 2000 and 1999 respectively. Year-end condensate prices were $28.23, $26.89 and $12.12 per barrel for 2001, 2000 and 1999, respectively.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements, Schedules and Exhibits

                                                                    PAGE
                                                                    ----
(1)  Report of Independent Accountants...........................    22
     Consolidated Balance Sheet..................................    23
     Consolidated Statement of Operations........................    24
     Consolidated Statement of Stockholders' Equity (Deficit)....    25
     Consolidated Statement of Cash Flows........................    26
     Notes to Consolidated Financial Statements..................    27
     Report of Independent Accountants on Financial Statement
(2)  Schedule....................................................    66
     Schedule II -- Valuation and Qualifying Accounts............    67

(3)  Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Second Amended, Modified and Restated Plan of
                            Reorganization dated January 25, 2000 (filed as an
                            exhibit to the Company's current report on Form 8-K dated
                            February 7, 2000, and incorporated herein by reference).
           2.2           -- Order Confirming Plan of Reorganization dated February 7,
                            2000 (filed as an exhibit to the Company's current report
                            on Form 8-K dated February 7, 2000, and incorporated
                            herein by reference).
           3.1           -- Articles of Incorporation (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            33-75050), and incorporated herein by reference).
           3.2           -- By-laws of TransTexas (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            3375050), and incorporated herein by reference).
           3.3           -- Amended and Restated Certificate of Incorporation (filed as an exhibit to the Company's Registration Statement on
                            Form 8-A (No. 0-30475), and incorporated herein by
                            reference).
           3.4           -- Certificate of Designation, Series A Senior Preferred
                            Stock (filed as an exhibit to the Company's Registration
                            Statement on Form 8-A (No. 0-30475), and incorporated
                            herein by reference).
           3.5           -- Certificate of Designation, Series A Junior Preferred
                            Stock (filed as an exhibit to the Company's Registration
                            Statement on Form 8-A (No. 0-30475), and incorporated
                            herein by reference).
           3.6           -- Amended and Restated Bylaws (filed as an exhibit to the
                            Company's Registration Statement on Form 8-A (No.
                            0-30475), and incorporated herein by reference).
           3.7           -- Certificate of Amendment to Amended and Restated
                            Certificate of Incorporation (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            333-38252), and incorporated herein by reference).
           3.8           -- Certificate of Amendment to Amended and Restated
                            Certificate of Incorporation (regarding Amendments to
                            Certificates of Designation) (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            333-38252), and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.1           -- Indenture dated as of June 15, 1995, among TransTexas,
                            TTC and American Bank National Association, as Trustee
                            (the "Indenture Trustee"), with respect to the Senior
                            Secured Notes including the forms of Senior Secured Note
                            and Senior Secured Guarantee as exhibits (filed as an
                            exhibit to TransTexas' current report on Form 8-K dated
                            June 20, 1995, and incorporated herein by reference).
           4.2           -- Mortgage, Deed of Trust, Assignment of Production,
                            Security Agreement and Financing Statement, effective as
                            of June 23, 1995, from TransTexas to James A. Taylor, as
                            trustee for the benefit of the Indenture Trustee (filed
                            as an exhibit to TransTexas' current report on Form 8-K
                            dated June 20, 1995, and incorporated herein by
                            reference).
           4.3           -- Pipeline Mortgage, Deed of Trust, Assignment, Security
                            Agreement and Financing Statement, dated as of June 20,
                            1995, from TTC to James A. Taylor, as trustee for the
                            benefit of the Indenture Trustee (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated on June 20,
                            1995, and incorporated herein by reference).
           4.4           -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by TransTexas in favor of the
                            Indenture Trustee (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated June 20, 1995, and
                            incorporated herein by reference).
           4.5           -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by TTC in favor of the Indenture
                            Trustee (filed as an exhibit to TransTexas' current
                            report on Form 8-K dated June 20, 1995, and incorporated
                            herein by reference).
           4.6           -- Cash Collateral and Disbursement Agreement, dated as of
                            June 20, 1995, among TransTexas, the Indenture Trustee
                            and the Disbursement Agent (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated June 20,
                            1995, and incorporated herein by reference).
           4.7           -- Pledge and Security Agreement dated as of September 19,
                            1996, between TransAmerican Exploration Corporation and
                            Fleet National Bank (previously filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended October 31,
                            1996, and incorporated herein by reference).
           4.8           -- Registration Rights Agreement dated as of September 19,
                            1996, by and among TransTexas, TransAmerican,
                            TransAmerican Exploration Corporation and Fleet National
                            Bank (filed as an exhibit to TransTexas' Form 10-Q for
                            the quarter ended October 31, 1996, and incorporated
                            herein by reference).
           4.9           -- Pledge Agreement dated as of February 23, 1995, between
                            TEC and First Fidelity Bank, National Association, as
                            Trustee (filed as an exhibit to Post-Effective Amendment
                            No. 5 to TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.10          -- Pledge Agreement dated as of February 23, 1995, between
                            TARC and First Fidelity Bank, National Association, as
                            Trustee (filed as an exhibit to Post-Effective Amendment
                            No. 5 to TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.11          -- Registration Rights Agreement dated as of February 23,
                            1995, among TransTexas, TARC and TEC (filed as an exhibit
                            to Post-Effective Amendment No. 5 to the Company's
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.12          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and Halliburton Company (filed
                            as an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.13          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and RECO Industries, Inc.
                            (filed as an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.14          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and Frito-Lay, Inc. (filed as
                            an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.15          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and EM Sector Holdings, Inc.
                            (filed as an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.16          -- Stock Pledge Agreement dated January 27, 1995, between
                            TransAmerican and ITT Commercial Corp. (filed as an
                            exhibit to Post-Effective Amendment No. 5 to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.17          -- Registration Rights Agreement dated January 27, 1995,
                            among TransAmerican, TransTexas and ITT Commercial
                            Finance Corp. (filed as an exhibit to Post-Effective
                            Amendment No. 5 to TransTexas' Registration Statement on
                            Form S-3 (33-91494), and incorporated herein by
                            reference).
           4.18          -- Note Purchase Agreement dated December 13, 1996 between
                            TransTexas and the Purchasers of 13 1/4% Series A Senior
                            Subordinated Notes due 2003 (filed as an exhibit to
                            Post-Effective Amendment No. 5 to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.19          -- Indenture dated December 13, 1996 between TransTexas and
                            Bank One, Columbus, NA, as Trustee (filed as an exhibit
                            to Post-Effective Amendment No. 5 to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.20          -- Registration Rights Agreement dated December 13, 1996
                            between TransTexas and each of the Purchasers of the
                            Subordinated Notes (filed as an exhibit to Post-
                            Effective Amendment No. 5 to TransTexas' Registration
                            Statement on Form S-3 (33-91494), and incorporated herein
                            by reference).
           4.21          -- First Supplemental Indenture dated May 29, 1997 by and
                            among TransTexas, TTC and Firstar Bank of Minnesota,
                            N.A., as trustee (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated May 29, 1997, and
                            incorporated herein by reference).
           4.22          -- Second Supplemental Indenture dated June 13, 1997 between
                            TransTexas, as issuer, and Firstar Bank of Minnesota,
                            N.A., as trustee (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated June 13, 1997, and
                            incorporated herein by reference).
           4.23          -- Indenture dated June 13, 1997 governing TransTexas'
                            Senior Subordinated Notes due 2001 between TransTexas, as
                            issuer, and Bank One, N.A., as trustee (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-4
                            (333-33803), and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.24          -- Registration Rights Agreement dated June 13, 1997 between
                            TransTexas and the holders of TransTexas' Senior
                            Subordinated Notes due 2001 (filed as an exhibit
                            TransTexas' Registration Statement on Form S-4
                            (333-33803), and incorporated herein by reference).
           4.25          -- Loan Agreement dated June 13, 1997 between TransTexas and
                            TEC (filed as an exhibit to TransTexas' current report on
                            Form 8-K dated June 13, 1997, and incorporated herein by
                            reference).
           4.26          -- Security and Pledge Agreement dated June 13, 1997 by
                            TransTexas in favor of TEC (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated June 13,
                            1997, and incorporated herein by reference).
           4.27          -- Disbursement Agreement dated June 13, 1997 among
                            TransTexas, TEC and Firstar Bank of Minnesota, as
                            disbursement agent and Trustee (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated June 13,
                            1997, and incorporated herein by reference).
           4.28          -- Forms of Mortgage dated June 13, 1997 between TransTexas and TransAmerican Energy Corporation, (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-4
                            (333-33803), and incorporated herein by reference).
           4.29          -- Intercreditor and Collateral Agency Agreement dated June
                            13, 1997 among Firstar Bank of Minnesota, TEC and
                            TransTexas (filed as an exhibit to TEC's Form 10-Q for
                            the quarter ended July 31, 1997, and incorporated herein
                            by reference).
           4.30          -- Registration Rights Agreement dated August 12, 1997, by and among TransTexas, Firstar Bank of Minnesota, N.A.,
                            TEC and TARC (filed as an exhibit to Post-Effective
                            Amendment No. 6 to TransTexas' Registration Statement on
                            Form S-4 (33-91494) and incorporated herein by
                            reference).
           4.31          -- First Supplemental Indenture dated as of September 2,
                            1997, between TransTexas, as issuer, and Bank One, N.A.,
                            as trustee (filed as an exhibit to TransTexas'
                            Registration Statement on Form S-4 (333-33803), and
                            incorporated herein by reference).
           4.32          -- First Amendment to Loan Agreement dated December 30, 1997 between TransTexas and TEC (filed as an exhibit to
                            TransTexas' annual report on Form 10-K for the year ended
                            January 31, 1998, and incorporated herein by reference).
           4.33          -- First Amendment to Disbursement Agreement dated December
                            30, 1997 between TransTexas, TEC and Firstar Bank of
                            Minnesota, as disbursement agent and Trustee (filed as an
                            exhibit to TransTexas' annual report on Form 10-K for the
                            year ended January 31, 1998, and incorporated herein by
                            reference).
           4.34          -- Second Amendment dated December 15, 1998 to Loan
                            Agreement between TransTexas and TEC (filed as an exhibit
                            to TEC's current report on Form 8-K dated February 23,
                            1999, and incorporated herein by reference).
           4.35          -- Indenture dated March 15, 2000 between the Company and
                            Firstar Bank, N.A., Indenture Trustee, governing the
                            Company's 15% Senior Secured Notes due 2005 (filed as an
                            exhibit to the Company's annual report on Form 10-K for
                            the year ended January 31, 2000, and incorporated herein
                            by reference).
           4.36          -- Form of Mortgage dated March 15, 2000 between the Company and Firstar Bank, N.A. (filed as an exhibit to the
                            Company's annual report on Form 10-K for the year ended
                            January 31, 2000, and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.37          -- Security and Pledge Agreement dated March 15, 2000
                            between the Company and Firstar Bank, N.A. (filed as an
                            exhibit to the Company's annual report on Form 10-K for
                            the year ended January 31, 2000, and incorporated herein
                            by reference).
           4.38          -- Oil and Gas Revolving Credit and Term Loan Agreement
                            dated March 15, 2000 among GMAC Commercial Credit LLC, as
                            Lender and Agent, the Company, as Borrower, and Galveston
                            Bay Processing Corporation and Galveston Bay Pipeline
                            Company, as Guarantors (filed as an exhibit to the
                            Company's annual report on Form 10-K for the year ended
                            January 31, 2000, and incorporated herein by reference).
           4.39          -- Form of Mortgage dated March 15, 2000 between the Company and GMAC Commercial Credit LLC (filed as an exhibit to
                            the Company's annual report on Form 10-K for the year
                            ended January 31, 2000, and incorporated herein by
                            reference).
           4.40          -- Security and Pledge Agreement dated March 15, 2000
                            between the Company and GMAC Commercial Credit LLC (filed
                            as an exhibit to the Company's annual report on Form 10-K
                            for the year ended January 31, 2000, and incorporated
                            herein by reference).
           4.41          -- Intercreditor Agreement dated March 15, 2000 between
                            Firstar Bank, N.A. and GMAC Commercial Credit LLC (filed
                            as an exhibit to the Company's annual report on Form 10-K
                            for the year ended January 31, 2000, and incorporated
                            herein by reference).
           4.42          -- Warrant Agreement, including form of Warrant Certificate, dated March 15, 2000 between the Company and ChaseMellon
                            Shareholder Services, LLC, Warrant Agent (filed as an
                            exhibit to the Company's annual report on Form 10-K for
                            the year ended January 31, 2000, and incorporated herein
                            by reference).
           4.43          -- Registration Rights Agreement dated March 15, 2000
                            between the Company and the holders of the Notes named
                            therein (filed as an exhibit to the Company's annual
                            report on Form 10-K for the year ended January 31, 2000,
                            and incorporated herein by reference).
           4.44          -- Registration Rights Agreement dated March 15, 2000
                            between the Company and the holders of the common stock
                            named therein (filed as an exhibit to the Company's
                            annual report on Form 10-K for the year ended January 31,
                            2000, and incorporated herein by reference).
           4.45          -- Registration Rights Agreement dated March 15, 2000
                            between the Company and the holders of the Senior
                            Preferred Stock named therein (filed as an exhibit to the
                            Company's annual report on Form 10-K for the year ended
                            January 31, 2000, and incorporated herein by reference).
           4.46          -- Registration Rights Agreement dated March 15, 2000
                            between the Company and the holders of the Junior
                            Preferred Stock named therein (filed as an exhibit to the
                            Company's annual report on Form 10-K for the year ended
                            January 31, 2000, and incorporated herein by reference).
           4.47          -- First Supplemental Indenture dated as of June 28, 2000 by and among the Company, Galveston Bay Processing
                            Corporation, Galveston Bay Pipeline Company and Firstar
                            Bank, N.A., Indenture Trustee, governing the Company's
                            15% Senior Secured Notes due 2005 (filed as an exhibit to
                            the Company's Registration Statement on Form S-1 (No.
                            333-38252), and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *4.48          -- Amendment to Warrant Agreement dated as of March 28, 2001 between TransTexas and ChaseMellon Shareholder Services,
                            L.L.C., Warrant Agent.
          10.1           -- Services Agreement dated August 24, 1993, by and among
                            TransTexas and TransAmerican (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated August 24,
                            1993, and incorporated herein by reference).
          10.2           -- Tax Allocation Agreement dated August 24, 1993, by and
                            among TransAmerican, TransTexas, and the other
                            subsidiaries of TransAmerican, as amended (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-1
                            (No. 33-75050), and incorporated herein by reference).
          10.3           -- Interruptible Gas Sales Terms and Conditions, between
                            TransTexas and TARC, as amended (filed as an exhibit to
                            TARC's Registration Statement on Form S-1 (No. 33-82200),
                            and incorporated herein by reference).
          10.4           -- Bank Group Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, and the Bank Group (filed as
                            an exhibit to TransTexas' current report on Form 8-K
                            dated August 24, 1993, and incorporated herein by
                            reference).
          10.5           -- Gas Purchase Agreement dated June 8, 1987, by and between
                            TransAmerican and The Coastal Corporation, as amended by
                            the Amendment to Gas Purchase Agreement dated February
                            13, 1990, by and between TransAmerican and Texcol Gas
                            Services, Inc., as successor to The Coastal Corporation
                            (filed as an exhibit to TransTexas' Registration
                            Statement on Form S-1 (No. 33-62740), and incorporated
                            herein by reference).
          10.6           -- Gas Purchase Agreement dated October 29, 1987, by and
                            between TransAmerican and The Coastal Corporation as
                            amended by the Amendment to Gas Purchase Agreement dated
                            February 13, 1990, by and between TransAmerican and
                            Texcol Gas Services, Inc., successor to The Coastal
                            Corporation (filed as an exhibit to TransTexas'
                            Registration Statement on Form S-1 (No. 33-62740), and
                            incorporated herein by reference).
          10.7           -- Gas Transportation Agreement dated the Effective Date (as therein defined), by and between TransAmerican and The
                            Coastal Corporation, as amended by the Amendment to Gas
                            Transportation Agreement dated February 13, 1990, by and
                            between TransAmerican and Texcol Gas Services, Inc.,
                            successor to The Coastal Corporation (filed as an exhibit
                            to TransTexas' Registration Statement on Form S-1 (No.
                            33-62740), and incorporated herein by reference).
          10.8           -- Firm Natural Gas Sales Agreement dated September 30,
                            1993, by and between TransTexas and Associated Natural
                            Gas, Inc. (filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended October 31, 1993, and incorporated
                            herein by reference).
          10.9           -- Form of Indemnification Agreement by and between
                            TransTexas and each of its directors (filed as an exhibit
                            to TransTexas' current report on Form 8-K dated August
                            24, 1993 and incorporated herein by reference).
          10.10          -- Gas Purchase Agreement dated November 1, 1985, between
                            TransAmerican and Washington Gas and Light Company,
                            Frederick Gas Company, Inc., and Shenandoah Gas Company
                            (filed as an exhibit to TransTexas' Registration
                            Statement on Form S-1 (No. 33-75050), and incorporated
                            herein by reference).
          10.11          -- Natural Gas Sales Agreement between TransTexas and
                            Associated Natural Gas, Inc. dated September 30, 1993
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended October 31, 1993, and incorporated herein
                            by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.12          -- Amendment Extending Gas Purchase Agreement between
                            TransTexas and Washington Gas Light Company, Inc., and
                            Shenandoah Gas Company, as amended, dated November 1,
                            1993 (filed as an exhibit to TransTexas' Form 10-Q for
                            the quarter ended January 31, 1994, and incorporated
                            herein by reference).
          10.13          -- Agreement for Purchase of Production Payment between
                            TransTexas and Southern States Exploration, Inc. dated
                            April 1, 1994 (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1994, and
                            incorporated herein by reference).
          10.14          -- Assignment of Proceeds Production Payment between
                            TransTexas and Southern States Exploration, Inc. dated
                            April 1, 1994 (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1994, and
                            incorporated herein by reference).
          10.15          -- Transfer Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, TTC, and John R. Stanley
                            (filed as an exhibit to TransTexas' current report on
                            Form 8-K dated August 24, 1993, and incorporated herein
                            by reference).
          10.16          -- Amended and Restated Accounts Receivable Management and
                            Security Agreement between TransTexas and BNY Financial
                            Corporation (filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended October 31, 1995, and incorporated
                            herein by reference).
          10.17          -- Note Purchase Agreement, dated as of May 10, 1996, among
                            TransTexas, TCW Shared Opportunity Fund II, L.P. and
                            Jefferies & Company, Inc. (filed as an exhibit to the
                            Company's Form 10-Q for the quarter ended April 30, 1996,
                            and incorporated herein by reference).
          10.18          -- Master Swap Agreement, dated June 6, 1996, between
                            TransTexas and AIG Trading Corporation (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            April 30, 1996, and incorporated herein by reference).
          10.19          -- Purchase Agreement, dated January 30, 1996, between
                            TransTexas and Sunflower Energy Finance Company (filed as
                            an exhibit to TransTexas' Form 10-Q for the quarter ended
                            April 30, 1996, and incorporated herein by reference).
          10.20          -- Production Payment Conveyance, executed on January 30,
                            1996, from TransTexas to Sunflower Energy Finance Company
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended April 30, 1996, and incorporated herein by
                            reference).
          10.21          -- First Supplement to Purchase Agreement, dated as of
                            February 12, 1996, among TransTexas, Sunflower Energy
                            Finance Company and TCW Portfolio No. 1555 DR V
                            Sub-Custody Partnership, L.P. (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
          10.22          -- First Supplement to Production Payment Conveyance,
                            executed February 12, 1996, among TransTexas, Sunflower
                            Energy Finance Company and TCW Portfolio No. 1555 DR V
                            Sub-Custody Partnership, L.P. (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
          10.23          -- Purchase Agreement, dated May 14, 1996, among TransTexas,
                            TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
                            and Sunflower Energy Finance Company (filed as an exhibit
                            to TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.24          -- Production Payment Conveyance, executed May 14, 1996,
                            from TransTexas to TCW Portfolio No. 1555 Dr V
                            Sub-Custody Partnership, L.P. and Sunflower Energy
                            Finance Company (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
          10.25          -- Employment Agreement between TransTexas and Richard
                            Bianchi dated August 12, 1996 (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended October 31,
                            1996, and incorporated herein by reference).
          10.26          -- Employment Agreement between TransTexas and Arnold
                            Brackenridge dated August 12, 1996 (filed as an exhibit
                            to TransTexas' Form 10-Q for the quarter ended October
                            31, 1996, and incorporated herein by reference).
          10.27          -- Stock Purchase Agreement dated as of May 29, 1997 by and between TransTexas and First Union Bank of Connecticut,
                            as trustee (filed as an exhibit to TransTexas' current
                            report on Form 8-K dated May 29, 1997, and incorporated
                            herein by reference).
          10.28          -- Interruptible Gas Transportation Agreement dated
                            Effective March 1, 1997 between TransTexas, as shipper,
                            and Lobo Pipeline Company, as transporter (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            July 31, 1997, and incorporated herein by reference).
          10.29          -- Intrastate Firm Gas Transportation Agreement dated
                            effective March 1, 1997 between TransTexas, as shipper,
                            and Lobo Pipeline Company, as transporter (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            July 31, 1997, and incorporated herein by reference).
          10.30          -- Master Services Contract dated May 30, 1997 between
                            Conoco Inc. and TransTexas (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended July 31,
                            1997, and incorporated herein by reference).
          10.31          -- Agreement for Services dated effective March 1, 1997
                            between Conoco Inc. and TransTexas (filed as an exhibit
                            to TransTexas' Form 10-Q for the quarter ended July 31,
                            1997, and incorporated herein by reference).
          10.32          -- Services Agreement dated June 13, 1997 among TNGC
                            Holdings Corporation, TransAmerican, TEC, TARC,
                            TransTexas and TTXD (filed as an exhibit to TransTexas'
                            Form 10-Q for the quarter ended July 31, 1997, and
                            incorporated herein by reference).
          10.33          -- Amendment No. 3 to Tax Allocation Agreement dated May 29,
                            1997 (filed as an exhibit to TransTexas' Form 10-Q for
                            the quarter ended July 31, 1997, and incorporated herein
                            by reference).
          10.34          -- Amendment No. 4 to Tax Allocation Agreement dated June
                            13, 1997 (filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended July 31, 1997, and incorporated
                            herein by reference).
          10.35          -- Amendment No. 2 to Transfer Agreement dated May 29, 1997
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended July 31, 1997, and incorporated herein by
                            reference).
          10.36          -- Amendment No. 3 to Transfer Agreement dated June 13, 1997
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended July 31, 1997, and incorporated herein by
                            reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.37          -- Second Amended and Restated Accounts Receivable
                            Management Agreement dated October 14, 1997 between
                            TransTexas and BNY Financial Corporation (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            October 31, 1997, and incorporated herein by reference).
          10.38          -- Employment Agreement dated December 1, 1997 between
                            TransTexas and Arnold Brackenridge (filed as an exhibit
                            to TransTexas' annual report on Form 10-K for the year
                            ended January 31, 1998, and incorporated herein by
                            reference).
          10.39          -- Employment Agreement Settlement dated April 28, 1998
                            between TransTexas and Richard Bianchi (filed as an
                            exhibit to TransTexas' annual report on Form 10-K for the
                            year ended January 31, 1998, and incorporated herein by
                            reference).
          10.40          -- Severance Agreement dated November 21, 1997 between
                            TransTexas and Lee Muncy (filed as an exhibit to
                            TransTexas' annual report on Form 10-K for the year ended
                            January 31, 1998, and incorporated herein by reference).
          10.41          -- Purchase Agreement dated February 23, 1998 between
                            TransTexas and TCW (filed as an exhibit to TransTexas'
                            annual report on Form 10-K for the year ended January 31,
                            1998, and incorporated herein by reference).
          10.42          -- Production Payment Conveyance dated February 23, 1998
                            between TransTexas and TCW (filed as an exhibit to
                            TransTexas' annual report on Form 10-K for the year ended
                            January 31, 1998, and incorporated herein by reference).
          10.43          -- Asset Purchase Agreement dated May 26, 1998 by and among
                            TransTexas, Bayard Drilling, L.P. and Bayard Drilling
                            Technologies, Inc. (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated June 26, 1998, and
                            incorporated herein by reference).
          10.44          -- Employment Agreement between the Company and John R.
                            Stanley dated November 1, 1998 (filed as an exhibit to
                            the Company's annual report on Form 10-K for the year
                            ended January 31, 1999, and incorporated herein by
                            reference).
          10.45          -- Employment Agreement between the Company and Ed Donahue dated December 1, 1998 (filed as an exhibit to the
                            Company's annual report on Form 10-K for the year ended
                            January 31, 1999, and incorporated herein by reference).
          10.46          -- Credit Agreement dated April 27, 1999 among TransTexas,
                            Credit Suisse First Boston Management Corporation, the
                            Lenders named therein and TEC and TARC, as guarantors
                            (filed as an exhibit to the Company's annual report on
                            Form 10-K for the year ended January 31, 1999, and
                            incorporated herein by reference).
          10.47          -- Post-Petition Amendment No. 1 to Financing Agreement
                            dated as of April 19, 1999 between the Company and GMAC
                            Commercial Credit LLC (filed as an exhibit to the
                            Company's quarterly report on Form 10-Q for the quarter
                            ended April 30, 1999, and incorporated herein by
                            reference).
          10.48          -- Amendment No. 1 dated June 28, 1999 to Credit Agreement dated April 27, 1999 among TransTexas, Credit Suisse
                            First Boston Management Corporation, the Lenders named
                            therein, and TEC and TARC, as guarantors (filed as an
                            exhibit to the Company's quarterly report on Form 10-Q
                            for the quarter ended July 31, 1999, and incorporated
                            herein by reference).
          10.49          -- Employment Agreement dated November 8, 1999 between the
                            Company and Ronald P. Nowak (filed as an exhibit to the
                            Company's quarterly report on Form 10-Q for the quarter
                            ended October 31, 1999, and incorporated herein by
                            reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.50          -- Employment Agreement dated March 17, 2000 between the
                            Company and John R. Stanley (filed as an exhibit to the
                            Company's annual report on Form 10-K for the year ended
                            January 31, 2000, and incorporated herein by reference).
          10.51          -- Severance Agreement dated May 27, 1998 between the
                            Company and Simon J. Ward (filed as an exhibit to the
                            Company's annual report on Form 10-K for the year ended
                            January 31, 2000, and incorporated herein by reference).
          10.52          -- Purchase Agreement dated March 14, 2000 between the
                            Company, Southern Producer Services, L.P.("SPS"), and TCW
                            Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.,
                            TCW DR VI Investment Partnership, L.P. and TCW Asset
                            Management Company ("TCW") (filed as an exhibit to the
                            Company's annual report on Form 10-K for the year ended
                            January 31, 2000, and incorporated herein by reference).
          10.53          -- Production Payment Conveyance dated March 14, 2000
                            between the Company, SPS and TCW (filed as an exhibit to
                            the Company's annual report on Form 10-K for the year
                            ended January 31, 2000, and incorporated herein by
                            reference).
          10.54          -- Gas and Natural Gas Liquids Purchase Agreement dated
                            March 14, 2000 between SPS and TTG (filed as an exhibit
                            to the Company's annual report on Form 10-K for the year
                            ended January 31, 2000, and incorporated herein by
                            reference).
          10.55          -- Crude Oil Purchase Agreement dated March 14, 2000 between
                            SPS and TTG (filed as an exhibit to the Company's annual
                            report on Form 10-K for the year ended January 31, 2000,
                            and incorporated herein by reference).
          10.56          -- Natural Gas Treating and Condensate Handling Agreement
                            dated March 14, 2000 between Galveston Bay Processing
                            Corporation and SPS (filed as an exhibit to the Company's
                            annual report on Form 10-K for the year ended January 31,
                            2000, and incorporated herein by reference).
          10.57          -- Third Amended and Restated Accounts Receivable Management
                            and Security Agreement dated March 15, 2000 between the
                            Company and GMAC Commercial Credit LLC (filed as an
                            exhibit to the Company's annual report on Form 10-K for
                            the year ended January 31, 2000, and incorporated herein
                            by reference).
          10.58          -- Services Agreement dated March 17, 2000 between TNGC
                            Holdings Corporation and the Company (filed as an exhibit
                            to the Company's annual report on Form 10-K for the year
                            ended January 31, 2000, and incorporated herein by
                            reference).
          10.59          -- First Supplement to 2000 Production Payment Agreement,
                            dated as of June 7, 2000 (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            333-38252), and incorporated herein by reference).
          10.60          -- First Supplement to 2000 Production Payment Conveyance,
                            dated as of June 7, 2000 (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            333-38252), and incorporated herein by reference).
          10.61          -- Second Supplement to 2000 Production Payment Agreement,
                            dated as of September 8, 2000 (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            333-38252), and incorporated herein by reference).
          10.62          -- Second Supplement to 2000 Production Payment Conveyance,
                            dated as of September 8, 2000 (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            333-38252), and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.63          -- Subordination Agreement, dated as of September 7, 2000
                            between the Company and Firstar Bank of Minnesota,
                            relating to the Second Supplement to 2000 Production
                            Payment Conveyance (filed as an exhibit to the Company's
                            Registration Statement on Form S-1 (No. 333-38252), and
                            incorporated herein by reference).
          10.64          -- Subordination Agreement, dated as of September 7, 2000
                            between the Company and GMAC Commercial Credit, LLC,
                            relating to the Second Supplement to 2000 Production
                            Payment Conveyance (filed as an exhibit to the Company's
                            Registration Statement on Form S-1 (No. 333-38252), and
                            incorporated herein by reference).
         *10.65          -- Amendment No. 1 to Third Amended and Restated Accounts
                            Receivable Management and Security Agreement dated
                            October 1, 2000 between the Company and GMAC Commercial
                            Credit LLC.
         *10.66          -- Third Supplement to 2000 Production Payment Agreement,
                            dated November 7, 2000.
         *10.67          -- Third Supplement to 2000 Production Payment Conveyance,
                            dated November 7, 2000.
         *10.68          -- Subordination Agreement, dated as of February 7, 2001
                            between the Company and Firstar Bank of Minnesota,
                            relating to the Fourth Supplement to 2000 Production
                            Payment Conveyance.
         *10.69          -- Subordination Agreement, dated as of February 7, 2001
                            between the Company and GMAC Commercial Credit LLC as
                            Agent, relating to the Fourth Supplement to 2000
                            Production Payment Conveyance.
         *10.70          -- Subordination Agreement, dated as of February 7, 2001
                            between the Company and GMAC Commercial Credit LLC,
                            relating to the Fourth Supplement to 2000 Production
                            Payment Conveyance.
         *10.71          -- Fourth Supplement to 2000 Production Payment Agreement,
                            dated February 7, 2001.
         *10.72          -- Fourth Supplement to 2000 Production Payment Conveyance,
                            dated February 7, 2001.
          21.1           -- Schedule of Subsidiaries of TransTexas (filed as an
                            exhibit to the Company's annual report on Form 10-K for
                            the year ended January 31, 1999, and incorporated herein
                            by reference).
         *21.2           -- Schedule of Subsidiaries of TransTexas.
         *23.1           -- Consent of Netherland, Sewell & Associates, Inc.

---------------

* filed herewith

     (b) There were no reports on Form 8-K filed during the three months ended January 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2001.

                                            TRANSTEXAS GAS CORPORATION

                                            By:     /s/ JOHN R. STANLEY
                                              ----------------------------------
                                                       John R. Stanley,
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 1, 2001.

                        NAME                                                TITLE
                        ----                                                -----

                 /s/ JOHN R. STANLEY                    Director and Chief Executive Officer
-----------------------------------------------------     (Principal Executive Officer)
                   John R. Stanley

                  /s/ JOHN WHITMIRE                     Director
-----------------------------------------------------
                    John Whitmire

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

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors
TransTexas Gas Corporation

     Our audits of the consolidated financial statements referred to in our report dated April 25, 2001 appearing in the January 31, 2001 Form 10-K of TransTexas Gas Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Houston, Texas
April 25, 2001

                                                                     SCHEDULE II

                           TRANSTEXAS GAS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)

                                           BALANCE AT                                        BALANCE AT
                                           BEGINNING    ADDITIONS      OTHER       OTHER       END OF
DESCRIPTION                                OF PERIOD    AT COSTS    RETIREMENTS   CHANGES      PERIOD
-----------                                ----------   ---------   -----------   -------    ----------
PREDECESSOR:
Year ended January 31, 1999:
  Valuation allowance -- accounts
     receivable..........................     $ --       $  191        $  --      $    --       $191
                                              ====       ======        =====      =======       ====
Year ended January 31, 2000:
  Valuation allowance -- accounts
     receivable..........................     $191       $2,898        $  --      $(3,089)(1)    $ --(2)
                                              ====       ======        =====      =======       ====
SUCCESSOR:
Year ended January 31, 2001:
  Valuation allowance -- accounts
     receivable..........................     $ --       $  850        $(531)     $  (319)      $ --
                                              ====       ======        =====      =======       ====

---------------

(1) Adjustment for fresh-start reporting.

(2) Successor balance at January 31, 2000.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Second Amended, Modified and Restated Plan of
                            Reorganization dated January 25, 2000 (filed as an
                            exhibit to the Company's current report on Form 8-K dated
                            February 7, 2000, and incorporated herein by reference).
           2.2           -- Order Confirming Plan of Reorganization dated February 7,
                            2000 (filed as an exhibit to the Company's current report
                            on Form 8-K dated February 7, 2000, and incorporated
                            herein by reference).
           3.1           -- Articles of Incorporation (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            33-75050), and incorporated herein by reference).
           3.2           -- By-laws of TransTexas (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            3375050), and incorporated herein by reference).
           3.3           -- Amended and Restated Certificate of Incorporation (filed as an exhibit to the Company's Registration Statement on
                            Form 8-A (No. 0-30475), and incorporated herein by
                            reference).
           3.4           -- Certificate of Designation, Series A Senior Preferred
                            Stock (filed as an exhibit to the Company's Registration
                            Statement on Form 8-A (No. 0-30475), and incorporated
                            herein by reference).
           3.5           -- Certificate of Designation, Series A Junior Preferred
                            Stock (filed as an exhibit to the Company's Registration
                            Statement on Form 8-A (No. 0-30475), and incorporated
                            herein by reference).
           3.6           -- Amended and Restated Bylaws (filed as an exhibit to the
                            Company's Registration Statement on Form 8-A (No.
                            0-30475), and incorporated herein by reference).
           3.7           -- Certificate of Amendment to Amended and Restated
                            Certificate of Incorporation (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            333-38252), and incorporated herein by reference).
           3.8           -- Certificate of Amendment to Amended and Restated
                            Certificate of Incorporation (regarding Amendments to
                            Certificates of Designation) (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            333-38252), and incorporated herein by reference).
           4.1           -- Indenture dated as of June 15, 1995, among TransTexas,
                            TTC and American Bank National Association, as Trustee
                            (the "Indenture Trustee"), with respect to the Senior
                            Secured Notes including the forms of Senior Secured Note
                            and Senior Secured Guarantee as exhibits (filed as an
                            exhibit to TransTexas' current report on Form 8-K dated
                            June 20, 1995, and incorporated herein by reference).
           4.2           -- Mortgage, Deed of Trust, Assignment of Production,
                            Security Agreement and Financing Statement, effective as
                            of June 23, 1995, from TransTexas to James A. Taylor, as
                            trustee for the benefit of the Indenture Trustee (filed
                            as an exhibit to TransTexas' current report on Form 8-K
                            dated June 20, 1995, and incorporated herein by
                            reference).
           4.3           -- Pipeline Mortgage, Deed of Trust, Assignment, Security
                            Agreement and Financing Statement, dated as of June 20,
                            1995, from TTC to James A. Taylor, as trustee for the
                            benefit of the Indenture Trustee (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated on June 20,
                            1995, and incorporated herein by reference).
           4.4           -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by TransTexas in favor of the
                            Indenture Trustee (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated June 20, 1995, and
                            incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.5           -- Security Agreement, Pledge and Financing Statement, dated as of June 20, 1995, by TTC in favor of the Indenture
                            Trustee (filed as an exhibit to TransTexas' current
                            report on Form 8-K dated June 20, 1995, and incorporated
                            herein by reference).
           4.6           -- Cash Collateral and Disbursement Agreement, dated as of
                            June 20, 1995, among TransTexas, the Indenture Trustee
                            and the Disbursement Agent (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated June 20,
                            1995, and incorporated herein by reference).
           4.7           -- Pledge and Security Agreement dated as of September 19,
                            1996, between TransAmerican Exploration Corporation and
                            Fleet National Bank (previously filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended October 31,
                            1996, and incorporated herein by reference).
           4.8           -- Registration Rights Agreement dated as of September 19,
                            1996, by and among TransTexas, TransAmerican,
                            TransAmerican Exploration Corporation and Fleet National
                            Bank (filed as an exhibit to TransTexas' Form 10-Q for
                            the quarter ended October 31, 1996, and incorporated
                            herein by reference).
           4.9           -- Pledge Agreement dated as of February 23, 1995, between
                            TEC and First Fidelity Bank, National Association, as
                            Trustee (filed as an exhibit to Post-Effective Amendment
                            No. 5 to TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.10          -- Pledge Agreement dated as of February 23, 1995, between
                            TARC and First Fidelity Bank, National Association, as
                            Trustee (filed as an exhibit to Post-Effective Amendment
                            No. 5 to TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.11          -- Registration Rights Agreement dated as of February 23,
                            1995, among TransTexas, TARC and TEC (filed as an exhibit
                            to Post-Effective Amendment No. 5 to the Company's
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.12          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and Halliburton Company (filed
                            as an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.13          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and RECO Industries, Inc.
                            (filed as an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.14          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and Frito-Lay, Inc. (filed as
                            an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.15          -- Pledge Agreement dated as of February 23, 1995, among
                            TransAmerican, TransTexas and EM Sector Holdings, Inc.
                            (filed as an exhibit to Post-Effective Amendment No. 5 to
                            TransTexas' Registration Statement on Form S-3
                            (33-91494), and incorporated herein by reference).
           4.16          -- Stock Pledge Agreement dated January 27, 1995, between
                            TransAmerican and ITT Commercial Corp. (filed as an
                            exhibit to Post-Effective Amendment No. 5 to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.17          -- Registration Rights Agreement dated January 27, 1995,
                            among TransAmerican, TransTexas and ITT Commercial
                            Finance Corp. (filed as an exhibit to Post-Effective
                            Amendment No. 5 to TransTexas' Registration Statement on
                            Form S-3 (33-91494), and incorporated herein by
                            reference).
           4.18          -- Note Purchase Agreement dated December 13, 1996 between
                            TransTexas and the Purchasers of 13 1/4% Series A Senior
                            Subordinated Notes due 2003 (filed as an exhibit to
                            Post-Effective Amendment No. 5 to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.19          -- Indenture dated December 13, 1996 between TransTexas and
                            Bank One, Columbus, NA, as Trustee (filed as an exhibit
                            to Post-Effective Amendment No. 5 to TransTexas'
                            Registration Statement on Form S-3 (33-91494), and
                            incorporated herein by reference).
           4.20          -- Registration Rights Agreement dated December 13, 1996
                            between TransTexas and each of the Purchasers of the
                            Subordinated Notes (filed as an exhibit to Post-
                            Effective Amendment No. 5 to TransTexas' Registration
                            Statement on Form S-3 (33-91494), and incorporated herein
                            by reference).
           4.21          -- First Supplemental Indenture dated May 29, 1997 by and
                            among TransTexas, TTC and Firstar Bank of Minnesota,
                            N.A., as trustee (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated May 29, 1997, and
                            incorporated herein by reference).
           4.22          -- Second Supplemental Indenture dated June 13, 1997 between
                            TransTexas, as issuer, and Firstar Bank of Minnesota,
                            N.A., as trustee (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated June 13, 1997, and
                            incorporated herein by reference).
           4.23          -- Indenture dated June 13, 1997 governing TransTexas'
                            Senior Subordinated Notes due 2001 between TransTexas, as
                            issuer, and Bank One, N.A., as trustee (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-4
                            (333-33803), and incorporated herein by reference).
           4.24          -- Registration Rights Agreement dated June 13, 1997 between
                            TransTexas and the holders of TransTexas' Senior
                            Subordinated Notes due 2001 (filed as an exhibit
                            TransTexas' Registration Statement on Form S-4
                            (333-33803), and incorporated herein by reference).
           4.25          -- Loan Agreement dated June 13, 1997 between TransTexas and
                            TEC (filed as an exhibit to TransTexas' current report on
                            Form 8-K dated June 13, 1997, and incorporated herein by
                            reference).
           4.26          -- Security and Pledge Agreement dated June 13, 1997 by
                            TransTexas in favor of TEC (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated June 13,
                            1997, and incorporated herein by reference).
           4.27          -- Disbursement Agreement dated June 13, 1997 among
                            TransTexas, TEC and Firstar Bank of Minnesota, as
                            disbursement agent and Trustee (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated June 13,
                            1997, and incorporated herein by reference).
           4.28          -- Forms of Mortgage dated June 13, 1997 between TransTexas and TransAmerican Energy Corporation, (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-4
                            (333-33803), and incorporated herein by reference).
           4.29          -- Intercreditor and Collateral Agency Agreement dated June
                            13, 1997 among Firstar Bank of Minnesota, TEC and
                            TransTexas (filed as an exhibit to TEC's Form 10-Q for
                            the quarter ended July 31, 1997, and incorporated herein
                            by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.30          -- Registration Rights Agreement dated August 12, 1997, by and among TransTexas, Firstar Bank of Minnesota, N.A.,
                            TEC and TARC (filed as an exhibit to Post-Effective
                            Amendment No. 6 to TransTexas' Registration Statement on
                            Form S-4 (33-91494) and incorporated herein by
                            reference).
           4.31          -- First Supplemental Indenture dated as of September 2,
                            1997, between TransTexas, as issuer, and Bank One, N.A.,
                            as trustee (filed as an exhibit to TransTexas'
                            Registration Statement on Form S-4 (333-33803), and
                            incorporated herein by reference).
           4.32          -- First Amendment to Loan Agreement dated December 30, 1997 between TransTexas and TEC (filed as an exhibit to
                            TransTexas' annual report on Form 10-K for the year ended
                            January 31, 1998, and incorporated herein by reference).
           4.33          -- First Amendment to Disbursement Agreement dated December
                            30, 1997 between TransTexas, TEC and Firstar Bank of
                            Minnesota, as disbursement agent and Trustee (filed as an
                            exhibit to TransTexas' annual report on Form 10-K for the
                            year ended January 31, 1998, and incorporated herein by
                            reference).
           4.34          -- Second Amendment dated December 15, 1998 to Loan
                            Agreement between TransTexas and TEC (filed as an exhibit
                            to TEC's current report on Form 8-K dated February 23,
                            1999, and incorporated herein by reference).
           4.35          -- Indenture dated March 15, 2000 between the Company and
                            Firstar Bank, N.A., Indenture Trustee, governing the
                            Company's 15% Senior Secured Notes due 2005 (filed as an
                            exhibit to the Company's annual report on Form 10-K for
                            the year ended January 31, 2000, and incorporated herein
                            by reference).
           4.36          -- Form of Mortgage dated March 15, 2000 between the Company and Firstar Bank, N.A. (filed as an exhibit to the
                            Company's annual report on Form 10-K for the year ended
                            January 31, 2000, and incorporated herein by reference).
           4.37          -- Security and Pledge Agreement dated March 15, 2000
                            between the Company and Firstar Bank, N.A. (filed as an
                            exhibit to the Company's annual report on Form 10-K for
                            the year ended January 31, 2000, and incorporated herein
                            by reference).
           4.38          -- Oil and Gas Revolving Credit and Term Loan Agreement
                            dated March 15, 2000 among GMAC Commercial Credit LLC, as
                            Lender and Agent, the Company, as Borrower, and Galveston
                            Bay Processing Corporation and Galveston Bay Pipeline
                            Company, as Guarantors (filed as an exhibit to the
                            Company's annual report on Form 10-K for the year ended
                            January 31, 2000, and incorporated herein by reference).
           4.39          -- Form of Mortgage dated March 15, 2000 between the Company and GMAC Commercial Credit LLC (filed as an exhibit to
                            the Company's annual report on Form 10-K for the year
                            ended January 31, 2000, and incorporated herein by
                            reference).
           4.40          -- Security and Pledge Agreement dated March 15, 2000
                            between the Company and GMAC Commercial Credit LLC (filed
                            as an exhibit to the Company's annual report on Form 10-K
                            for the year ended January 31, 2000, and incorporated
                            herein by reference).
           4.41          -- Intercreditor Agreement dated March 15, 2000 between
                            Firstar Bank, N.A. and GMAC Commercial Credit LLC (filed
                            as an exhibit to the Company's annual report on Form 10-K
                            for the year ended January 31, 2000, and incorporated
                            herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.42          -- Warrant Agreement, including form of Warrant Certificate, dated March 15, 2000 between the Company and ChaseMellon
                            Shareholder Services, LLC, Warrant Agent (filed as an
                            exhibit to the Company's annual report on Form 10-K for
                            the year ended January 31, 2000, and incorporated herein
                            by reference).
           4.43          -- Registration Rights Agreement dated March 15, 2000
                            between the Company and the holders of the Notes named
                            therein (filed as an exhibit to the Company's annual
                            report on Form 10-K for the year ended January 31, 2000,
                            and incorporated herein by reference).
           4.44          -- Registration Rights Agreement dated March 15, 2000
                            between the Company and the holders of the common stock
                            named therein (filed as an exhibit to the Company's
                            annual report on Form 10-K for the year ended January 31,
                            2000, and incorporated herein by reference).
           4.45          -- Registration Rights Agreement dated March 15, 2000
                            between the Company and the holders of the Senior
                            Preferred Stock named therein (filed as an exhibit to the
                            Company's annual report on Form 10-K for the year ended
                            January 31, 2000, and incorporated herein by reference).
           4.46          -- Registration Rights Agreement dated March 15, 2000
                            between the Company and the holders of the Junior
                            Preferred Stock named therein (filed as an exhibit to the
                            Company's annual report on Form 10-K for the year ended
                            January 31, 2000, and incorporated herein by reference).
           4.47          -- First Supplemental Indenture dated as of June 28, 2000 by and among the Company, Galveston Bay Processing
                            Corporation, Galveston Bay Pipeline Company and Firstar
                            Bank, N.A., Indenture Trustee, governing the Company's
                            15% Senior Secured Notes due 2005 (filed as an exhibit to
                            the Company's Registration Statement on Form S-1 (No.
                            333-38252), and incorporated herein by reference).
          *4.48          -- Amendment to Warrant Agreement dated as of March 28, 2001 between TransTexas and ChaseMellon Shareholder Services,
                            L.L.C., Warrant Agent.
          10.1           -- Services Agreement dated August 24, 1993, by and among
                            TransTexas and TransAmerican (filed as an exhibit to
                            TransTexas' current report on Form 8-K dated August 24,
                            1993, and incorporated herein by reference).
          10.2           -- Tax Allocation Agreement dated August 24, 1993, by and
                            among TransAmerican, TransTexas, and the other
                            subsidiaries of TransAmerican, as amended (filed as an
                            exhibit to TransTexas' Registration Statement on Form S-1
                            (No. 33-75050), and incorporated herein by reference).
          10.3           -- Interruptible Gas Sales Terms and Conditions, between
                            TransTexas and TARC, as amended (filed as an exhibit to
                            TARC's Registration Statement on Form S-1 (No. 33-82200),
                            and incorporated herein by reference).
          10.4           -- Bank Group Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, and the Bank Group (filed as
                            an exhibit to TransTexas' current report on Form 8-K
                            dated August 24, 1993, and incorporated herein by
                            reference).
          10.5           -- Gas Purchase Agreement dated June 8, 1987, by and between
                            TransAmerican and The Coastal Corporation, as amended by
                            the Amendment to Gas Purchase Agreement dated February
                            13, 1990, by and between TransAmerican and Texcol Gas
                            Services, Inc., as successor to The Coastal Corporation
                            (filed as an exhibit to TransTexas' Registration
                            Statement on Form S-1 (No. 33-62740), and incorporated
                            herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.6           -- Gas Purchase Agreement dated October 29, 1987, by and
                            between TransAmerican and The Coastal Corporation as
                            amended by the Amendment to Gas Purchase Agreement dated
                            February 13, 1990, by and between TransAmerican and
                            Texcol Gas Services, Inc., successor to The Coastal
                            Corporation (filed as an exhibit to TransTexas'
                            Registration Statement on Form S-1 (No. 33-62740), and
                            incorporated herein by reference).
          10.7           -- Gas Transportation Agreement dated the Effective Date (as therein defined), by and between TransAmerican and The
                            Coastal Corporation, as amended by the Amendment to Gas
                            Transportation Agreement dated February 13, 1990, by and
                            between TransAmerican and Texcol Gas Services, Inc.,
                            successor to The Coastal Corporation (filed as an exhibit
                            to TransTexas' Registration Statement on Form S-1 (No.
                            33-62740), and incorporated herein by reference).
          10.8           -- Firm Natural Gas Sales Agreement dated September 30,
                            1993, by and between TransTexas and Associated Natural
                            Gas, Inc. (filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended October 31, 1993, and incorporated
                            herein by reference).
          10.9           -- Form of Indemnification Agreement by and between
                            TransTexas and each of its directors (filed as an exhibit
                            to TransTexas' current report on Form 8-K dated August
                            24, 1993 and incorporated herein by reference).
          10.10          -- Gas Purchase Agreement dated November 1, 1985, between
                            TransAmerican and Washington Gas and Light Company,
                            Frederick Gas Company, Inc., and Shenandoah Gas Company
                            (filed as an exhibit to TransTexas' Registration
                            Statement on Form S-1 (No. 33-75050), and incorporated
                            herein by reference).
          10.11          -- Natural Gas Sales Agreement between TransTexas and
                            Associated Natural Gas, Inc. dated September 30, 1993
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended October 31, 1993, and incorporated herein
                            by reference).
          10.12          -- Amendment Extending Gas Purchase Agreement between
                            TransTexas and Washington Gas Light Company, Inc., and
                            Shenandoah Gas Company, as amended, dated November 1,
                            1993 (filed as an exhibit to TransTexas' Form 10-Q for
                            the quarter ended January 31, 1994, and incorporated
                            herein by reference).
          10.13          -- Agreement for Purchase of Production Payment between
                            TransTexas and Southern States Exploration, Inc. dated
                            April 1, 1994 (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1994, and
                            incorporated herein by reference).
          10.14          -- Assignment of Proceeds Production Payment between
                            TransTexas and Southern States Exploration, Inc. dated
                            April 1, 1994 (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1994, and
                            incorporated herein by reference).
          10.15          -- Transfer Agreement dated August 24, 1993, by and among
                            TransAmerican, TransTexas, TTC, and John R. Stanley
                            (filed as an exhibit to TransTexas' current report on
                            Form 8-K dated August 24, 1993, and incorporated herein
                            by reference).
          10.16          -- Amended and Restated Accounts Receivable Management and
                            Security Agreement between TransTexas and BNY Financial
                            Corporation (filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended October 31, 1995, and incorporated
                            herein by reference).
          10.17          -- Note Purchase Agreement, dated as of May 10, 1996, among
                            TransTexas, TCW Shared Opportunity Fund II, L.P. and
                            Jefferies & Company, Inc. (filed as an exhibit to the
                            Company's Form 10-Q for the quarter ended April 30, 1996,
                            and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.18          -- Master Swap Agreement, dated June 6, 1996, between
                            TransTexas and AIG Trading Corporation (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            April 30, 1996, and incorporated herein by reference).
          10.19          -- Purchase Agreement, dated January 30, 1996, between
                            TransTexas and Sunflower Energy Finance Company (filed as
                            an exhibit to TransTexas' Form 10-Q for the quarter ended
                            April 30, 1996, and incorporated herein by reference).
          10.20          -- Production Payment Conveyance, executed on January 30,
                            1996, from TransTexas to Sunflower Energy Finance Company
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended April 30, 1996, and incorporated herein by
                            reference).
          10.21          -- First Supplement to Purchase Agreement, dated as of
                            February 12, 1996, among TransTexas, Sunflower Energy
                            Finance Company and TCW Portfolio No. 1555 DR V
                            Sub-Custody Partnership, L.P. (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
          10.22          -- First Supplement to Production Payment Conveyance,
                            executed February 12, 1996, among TransTexas, Sunflower
                            Energy Finance Company and TCW Portfolio No. 1555 DR V
                            Sub-Custody Partnership, L.P. (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
          10.23          -- Purchase Agreement, dated May 14, 1996, among TransTexas,
                            TCW Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.
                            and Sunflower Energy Finance Company (filed as an exhibit
                            to TransTexas' Form 10-Q for the quarter ended April 30,
                            1996, and incorporated herein by reference).
          10.24          -- Production Payment Conveyance, executed May 14, 1996,
                            from TransTexas to TCW Portfolio No. 1555 Dr V
                            Sub-Custody Partnership, L.P. and Sunflower Energy
                            Finance Company (filed as an exhibit to TransTexas' Form
                            10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
          10.25          -- Employment Agreement between TransTexas and Richard
                            Bianchi dated August 12, 1996 (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended October 31,
                            1996, and incorporated herein by reference).
          10.26          -- Employment Agreement between TransTexas and Arnold
                            Brackenridge dated August 12, 1996 (filed as an exhibit
                            to TransTexas' Form 10-Q for the quarter ended October
                            31, 1996, and incorporated herein by reference).
          10.27          -- Stock Purchase Agreement dated as of May 29, 1997 by and between TransTexas and First Union Bank of Connecticut,
                            as trustee (filed as an exhibit to TransTexas' current
                            report on Form 8-K dated May 29, 1997, and incorporated
                            herein by reference).
          10.28          -- Interruptible Gas Transportation Agreement dated
                            Effective March 1, 1997 between TransTexas, as shipper,
                            and Lobo Pipeline Company, as transporter (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            July 31, 1997, and incorporated herein by reference).
          10.29          -- Intrastate Firm Gas Transportation Agreement dated
                            effective March 1, 1997 between TransTexas, as shipper,
                            and Lobo Pipeline Company, as transporter (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            July 31, 1997, and incorporated herein by reference).
          10.30          -- Master Services Contract dated May 30, 1997 between
                            Conoco Inc. and TransTexas (filed as an exhibit to
                            TransTexas' Form 10-Q for the quarter ended July 31,
                            1997, and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.31          -- Agreement for Services dated effective March 1, 1997
                            between Conoco Inc. and TransTexas (filed as an exhibit
                            to TransTexas' Form 10-Q for the quarter ended July 31,
                            1997, and incorporated herein by reference).
          10.32          -- Services Agreement dated June 13, 1997 among TNGC
                            Holdings Corporation, TransAmerican, TEC, TARC,
                            TransTexas and TTXD (filed as an exhibit to TransTexas'
                            Form 10-Q for the quarter ended July 31, 1997, and
                            incorporated herein by reference).
          10.33          -- Amendment No. 3 to Tax Allocation Agreement dated May 29,
                            1997 (filed as an exhibit to TransTexas' Form 10-Q for
                            the quarter ended July 31, 1997, and incorporated herein
                            by reference).
          10.34          -- Amendment No. 4 to Tax Allocation Agreement dated June
                            13, 1997 (filed as an exhibit to TransTexas' Form 10-Q
                            for the quarter ended July 31, 1997, and incorporated
                            herein by reference).
          10.35          -- Amendment No. 2 to Transfer Agreement dated May 29, 1997
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended July 31, 1997, and incorporated herein by
                            reference).
          10.36          -- Amendment No. 3 to Transfer Agreement dated June 13, 1997
                            (filed as an exhibit to TransTexas' Form 10-Q for the
                            quarter ended July 31, 1997, and incorporated herein by
                            reference).
          10.37          -- Second Amended and Restated Accounts Receivable
                            Management Agreement dated October 14, 1997 between
                            TransTexas and BNY Financial Corporation (filed as an
                            exhibit to TransTexas' Form 10-Q for the quarter ended
                            October 31, 1997, and incorporated herein by reference).
          10.38          -- Employment Agreement dated December 1, 1997 between
                            TransTexas and Arnold Brackenridge (filed as an exhibit
                            to TransTexas' annual report on Form 10-K for the year
                            ended January 31, 1998, and incorporated herein by
                            reference).
          10.39          -- Employment Agreement Settlement dated April 28, 1998
                            between TransTexas and Richard Bianchi (filed as an
                            exhibit to TransTexas' annual report on Form 10-K for the
                            year ended January 31, 1998, and incorporated herein by
                            reference).
          10.40          -- Severance Agreement dated November 21, 1997 between
                            TransTexas and Lee Muncy (filed as an exhibit to
                            TransTexas' annual report on Form 10-K for the year ended
                            January 31, 1998, and incorporated herein by reference).
          10.41          -- Purchase Agreement dated February 23, 1998 between
                            TransTexas and TCW (filed as an exhibit to TransTexas'
                            annual report on Form 10-K for the year ended January 31,
                            1998, and incorporated herein by reference).
          10.42          -- Production Payment Conveyance dated February 23, 1998
                            between TransTexas and TCW (filed as an exhibit to
                            TransTexas' annual report on Form 10-K for the year ended
                            January 31, 1998, and incorporated herein by reference).
          10.43          -- Asset Purchase Agreement dated May 26, 1998 by and among
                            TransTexas, Bayard Drilling, L.P. and Bayard Drilling
                            Technologies, Inc. (filed as an exhibit to TransTexas'
                            current report on Form 8-K dated June 26, 1998, and
                            incorporated herein by reference).
          10.44          -- Employment Agreement between the Company and John R.
                            Stanley dated November 1, 1998 (filed as an exhibit to
                            the Company's annual report on Form 10-K for the year
                            ended January 31, 1999, and incorporated herein by
                            reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.45          -- Employment Agreement between the Company and Ed Donahue dated December 1, 1998 (filed as an exhibit to the
                            Company's annual report on Form 10-K for the year ended
                            January 31, 1999, and incorporated herein by reference).
          10.46          -- Credit Agreement dated April 27, 1999 among TransTexas,
                            Credit Suisse First Boston Management Corporation, the
                            Lenders named therein and TEC and TARC, as guarantors
                            (filed as an exhibit to the Company's annual report on
                            Form 10-K for the year ended January 31, 1999, and
                            incorporated herein by reference).
          10.47          -- Post-Petition Amendment No. 1 to Financing Agreement
                            dated as of April 19, 1999 between the Company and GMAC
                            Commercial Credit LLC (filed as an exhibit to the
                            Company's quarterly report on Form 10-Q for the quarter
                            ended April 30, 1999, and incorporated herein by
                            reference).
          10.48          -- Amendment No. 1 dated June 28, 1999 to Credit Agreement dated April 27, 1999 among TransTexas, Credit Suisse
                            First Boston Management Corporation, the Lenders named
                            therein, and TEC and TARC, as guarantors (filed as an
                            exhibit to the Company's quarterly report on Form 10-Q
                            for the quarter ended July 31, 1999, and incorporated
                            herein by reference).
          10.49          -- Employment Agreement dated November 8, 1999 between the
                            Company and Ronald P. Nowak (filed as an exhibit to the
                            Company's quarterly report on Form 10-Q for the quarter
                            ended October 31, 1999, and incorporated herein by
                            reference).
          10.50          -- Employment Agreement dated March 17, 2000 between the
                            Company and John R. Stanley (filed as an exhibit to the
                            Company's annual report on Form 10-K for the year ended
                            January 31, 2000, and incorporated herein by reference).
          10.51          -- Severance Agreement dated May 27, 1998 between the
                            Company and Simon J. Ward (filed as an exhibit to the
                            Company's annual report on Form 10-K for the year ended
                            January 31, 2000, and incorporated herein by reference).
          10.52          -- Purchase Agreement dated March 14, 2000 between the
                            Company, Southern Producer Services, L.P.("SPS"), and TCW
                            Portfolio No. 1555 DR V Sub-Custody Partnership, L.P.,
                            TCW DR VI Investment Partnership, L.P. and TCW Asset
                            Management Company ("TCW") (filed as an exhibit to the
                            Company's annual report on Form 10-K for the year ended
                            January 31, 2000, and incorporated herein by reference).
          10.53          -- Production Payment Conveyance dated March 14, 2000
                            between the Company, SPS and TCW (filed as an exhibit to
                            the Company's annual report on Form 10-K for the year
                            ended January 31, 2000, and incorporated herein by
                            reference).
          10.54          -- Gas and Natural Gas Liquids Purchase Agreement dated
                            March 14, 2000 between SPS and TTG (filed as an exhibit
                            to the Company's annual report on Form 10-K for the year
                            ended January 31, 2000, and incorporated herein by
                            reference).
          10.55          -- Crude Oil Purchase Agreement dated March 14, 2000 between
                            SPS and TTG (filed as an exhibit to the Company's annual
                            report on Form 10-K for the year ended January 31, 2000,
                            and incorporated herein by reference).
          10.56          -- Natural Gas Treating and Condensate Handling Agreement
                            dated March 14, 2000 between Galveston Bay Processing
                            Corporation and SPS (filed as an exhibit to the Company's
                            annual report on Form 10-K for the year ended January 31,
                            2000, and incorporated herein by reference).
          10.57          -- Third Amended and Restated Accounts Receivable Management
                            and Security Agreement dated March 15, 2000 between the
                            Company and GMAC Commercial Credit LLC (filed as an
                            exhibit to the Company's annual report on Form 10-K for
                            the year ended January 31, 2000, and incorporated herein
                            by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.58          -- Services Agreement dated March 17, 2000 between TNGC
                            Holdings Corporation and the Company (filed as an exhibit
                            to the Company's annual report on Form 10-K for the year
                            ended January 31, 2000, and incorporated herein by
                            reference).
          10.59          -- First Supplement to 2000 Production Payment Agreement,
                            dated as of June 7, 2000 (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            333-38252), and incorporated herein by reference).
          10.60          -- First Supplement to 2000 Production Payment Conveyance,
                            dated as of June 7, 2000 (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            333-38252), and incorporated herein by reference).
          10.61          -- Second Supplement to 2000 Production Payment Agreement,
                            dated as of September 8, 2000 (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            333-38252), and incorporated herein by reference).
          10.62          -- Second Supplement to 2000 Production Payment Conveyance,
                            dated as of September 8, 2000 (filed as an exhibit to the
                            Company's Registration Statement on Form S-1 (No.
                            333-38252), and incorporated herein by reference).
          10.63          -- Subordination Agreement, dated as of September 7, 2000
                            between the Company and Firstar Bank of Minnesota,
                            relating to the Second Supplement to 2000 Production
                            Payment Conveyance (filed as an exhibit to the Company's
                            Registration Statement on Form S-1 (No. 333-38252), and
                            incorporated herein by reference).
          10.64          -- Subordination Agreement, dated as of September 7, 2000
                            between the Company and GMAC Commercial Credit, LLC,
                            relating to the Second Supplement to 2000 Production
                            Payment Conveyance (filed as an exhibit to the Company's
                            Registration Statement on Form S-1 (No. 333-38252), and
                            incorporated herein by reference).
         *10.65          -- Amendment No. 1 to Third Amended and Restated Accounts
                            Receivable Management and Security Agreement dated
                            October 1, 2000 between the Company and GMAC Commercial
                            Credit LLC.
         *10.66          -- Third Supplement to 2000 Production Payment Agreement,
                            dated November 7, 2000.
         *10.67          -- Third Supplement to 2000 Production Payment Conveyance,
                            dated November 7, 2000.
         *10.68          -- Subordination Agreement, dated as of February 7, 2001
                            between the Company and Firstar Bank of Minnesota,
                            relating to the Fourth Supplement to 2000 Production
                            Payment Conveyance.
         *10.69          -- Subordination Agreement, dated as of February 7, 2001
                            between the Company and GMAC Commercial Credit LLC as
                            Agent, relating to the Fourth Supplement to 2000
                            Production Payment Conveyance.
         *10.70          -- Subordination Agreement, dated as of February 7, 2001
                            between the Company and GMAC Commercial Credit LLC,
                            relating to the Fourth Supplement to 2000 Production
                            Payment Conveyance.
         *10.71          -- Fourth Supplement to 2000 Production Payment Agreement,
                            dated February 7, 2001.
         *10.72          -- Fourth Supplement to 2000 Production Payment Conveyance,
                            dated February 7, 2001.
          21.1           -- Schedule of Subsidiaries of TransTexas (filed as an
                            exhibit to the Company's annual report on Form 10-K for
                            the year ended January 31, 1999, and incorporated herein
                            by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *21.2           -- Schedule of Subsidiaries of TransTexas.
         *23.1           -- Consent of Netherland, Sewell & Associates, Inc.

---------------

* filed herewith