Form 10-Q
period 2001-04-30
TRANSTEXAS GAS CORP
filed 2001-06-14
CIK 904977

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

                                   ----------

                         COMMISSION FILE NUMBER 0-30475

                           TRANSTEXAS GAS CORPORATION

                       1300 NORTH SAM HOUSTON PARKWAY EAST
                                    SUITE 310
                            HOUSTON, TEXAS 77032-2949

       Registrant's telephone number, including area code: (281) 987-8600


        DELAWARE                                                 76-0401023
(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The number of shares of common stock of the registrant outstanding on June 14, 2001 was 1,250,251, consisting of 1,002,751 shares of Class A Common Stock and 247,500 shares of Class B Common Stock.

================================================================================

                           TRANSTEXAS GAS CORPORATION

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----

                                                      PART I
                                              FINANCIAL INFORMATION

Item 1.    Financial Statements:
              Report of Independent Accountants............................................................    2
              Condensed Consolidated Balance Sheet as of April 30, 2001 and January 31, 2001...............    3
              Condensed Consolidated Statement of Operations for the Three Months Ended
                 April 30, 2001 and 2000...................................................................    4
              Condensed Consolidated Statement of Cash Flows for the Three Months Ended
                 April 30, 2001 and 2000...................................................................    5
              Notes to Condensed Consolidated Financial Statements.........................................    6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations...................................................................................   17
Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................   20

                                                     PART II
                                                OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................   21
Item 6.    Exhibits and Reports on Form 8-K................................................................   21
Signature..................................................................................................   22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of TransTexas Gas Corporation

     We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation (the "Company") as of April 30, 2001 and the related condensed consolidated statements of operations and of cash flows for the three months ended April 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of January 31, 2001, and the related consolidated statements of operations, of stockholders' equity (deficit), and of cash flows for the year then ended (not presented herein); and in our report dated April 25, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers LLP


Houston, Texas
June 13, 2001

                           TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                       APRIL 30,     JANUARY 31,
                                                                                         2001            2001
                                                                                       ---------     -----------

                                       ASSETS
Current assets:
   Cash and cash equivalents .....................................................     $  19,530      $  20,715
   Accounts receivable ...........................................................        26,987         42,533
   Receivable from affiliates ....................................................             7             21
   Inventories ...................................................................         1,844          1,476
   Other .........................................................................         2,142          2,521
                                                                                       ---------      ---------
        Total current assets .....................................................        50,510         67,266
                                                                                       ---------      ---------
Property and equipment ...........................................................       452,855        413,811
Less accumulated depreciation, depletion and amortization ........................       101,809         81,483
                                                                                       ---------      ---------
   Net property and equipment - based on the full cost method of accounting for gas and oil properties of which $82,505 and $81,381 was excluded from
     amortization at April 30, 2001 and January 31, 2001, respectively ...........       351,046        332,328
                                                                                       ---------      ---------
Other assets .....................................................................         2,681          2,649
                                                                                       ---------      ---------
                                                                                       $ 404,237      $ 402,243
                                                                                       =========      =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt ..........................................     $   3,554      $   4,269
   Accounts payable ..............................................................        17,817          9,255
   Accrued liabilities ...........................................................        19,713         33,153
                                                                                       ---------      ---------
        Total current liabilities ................................................        41,084         46,677
                                                                                       ---------      ---------
Long-term debt, net of current maturities ........................................       266,474        281,271
Production payments, net of current portion ......................................        28,590         12,732
Deferred income taxes ............................................................        12,342          9,984
Other liabilities ................................................................         7,799          8,011
Redeemable preferred stock .......................................................        35,363         25,722
Commitments and contingencies (Note 6) ...........................................            --             --
Stockholders' equity:
   Common stock, $0.01 par value, 100,247,500 shares authorized at April 30,
     2001 and 1,250,251 shares issued and outstanding at April 30, 2001 and
     January 31, 2001 ............................................................            12             12
   Additional paid-in capital ....................................................        25,013         25,013
   Accumulated deficit ...........................................................       (12,440)        (7,179)
                                                                                       ---------      ---------
        Total stockholders' equity ...............................................        12,585         17,846
                                                                                       ---------      ---------
                                                                                       $ 404,237      $ 402,243
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

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                         APRIL 30,
                                                               ----------------------------
                                                                  2001              2000
                                                               -----------      -----------

Revenues:
   Gas, condensate and natural gas liquids ...............     $    47,070      $    38,032
   Other .................................................             347              577
                                                               -----------      -----------
         Total revenues ..................................          47,417           38,609
                                                               -----------      -----------
Costs and expenses:
   Operating .............................................           4,889            3,334
   Depreciation, depletion and amortization ..............          20,333           21,429
   General and administrative ............................           5,391            5,412
   Taxes other than income taxes .........................           1,846            1,485
                                                               -----------      -----------
         Total costs and expenses ........................          32,459           31,660
                                                               -----------      -----------
         Operating income ................................          14,958            6,949
                                                               -----------      -----------
Other income (expense):
   Interest income .......................................             292              173
   Interest expense, net .................................          (8,512)          (9,354)
                                                               -----------      -----------
         Total other expense .............................          (8,220)          (9,181)
                                                               -----------      -----------
         Income (loss) before income taxes ...............           6,738           (2,232)
Income taxes - deferred ..................................           2,358               --
                                                               -----------      -----------
         Net income (loss) ...............................     $     4,380      $    (2,232)
                                                               ===========      ===========
Accretion of preferred stock .............................     $     9,641      $     4,920
                                                               ===========      ===========
Net loss available to common stockholders ................     $    (5,261)     $    (7,152)
                                                               ===========      ===========
Basic and diluted net loss per share .....................     $     (4.21)     $     (5.72)
                                                               ===========      ===========
Weighted average number of shares outstanding for basic
   and diluted net loss per share ........................       1,250,251        1,250,251
                                                               ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           APRIL 30,
                                                                                    ----------------------
                                                                                      2001          2000
                                                                                    --------      --------

Operating activities:
   Net income (loss) ..........................................................     $  4,380      $ (2,232)
   Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
      Depreciation, depletion and amortization ................................       20,333        21,429
      Accretion of discount on long-term debt .................................           81         3,503
      Amortization of debt issue costs ........................................          124            17
      Deferred income taxes ...................................................        2,358            --
      Changes in assets and liabilities:
        Accounts receivable ...................................................       15,546       (13,625)
        Receivable from affiliates ............................................           14             8
        Inventories ...........................................................         (368)          455
        Other current assets ..................................................          379          (919)
        Accounts payable ......................................................        8,562        (4,235)
        Accrued liabilities ...................................................      (13,049)        6,422
        Other assets ..........................................................           (4)         (171)
        Other liabilities .....................................................         (212)      (25,052)
                                                                                    --------      --------
           Net cash provided (used) by operating activities ...................       38,144       (14,400)
                                                                                    --------      --------
Investing activities:
   Capital expenditures .......................................................      (38,980)      (22,072)
   Proceeds from the sale of assets ...........................................            2           581
                                                                                    --------      --------
           Net cash used by investing activities ..............................      (38,978)      (21,491)
                                                                                    --------      --------
Financing activities:
   Issuance of production payments ............................................       19,800         4,500
   Principal payments on production payments ..................................       (4,333)       (4,604)
   Issuance of long-term debt .................................................           29        32,500
   Principal payments on long-term debt .......................................       (1,364)      (12,142)
   Revolving credit agreement, net ............................................      (14,287)        4,456
   Debt issue costs ...........................................................         (196)       (1,955)
                                                                                    --------      --------
           Net cash provided (used) by financing activities ...................         (351)       22,755
                                                                                    --------      --------
           Decrease in cash and cash equivalents ..............................       (1,185)      (13,136)
Beginning cash and cash equivalents ...........................................       20,715        18,288
                                                                                    --------      --------
Ending cash and cash equivalents ..............................................     $ 19,530      $  5,152
                                                                                    ========      ========

     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransTexas Gas Corporation ("TransTexas" or the "Company") as of April 30, 2001 and the results of its operations and cash flows for the interim periods ended April 30, 2001 and 2000. The condensed consolidated balance sheet as of January 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in TransTexas' annual report on Form 10-K for the year ended January 31, 2001. Unless otherwise noted, the terms "TransTexas" and the "Company" refer to TransTexas Gas Corporation and its subsidiaries, including Galveston Bay Processing Corporation and Galveston Bay Pipeline Company.

   Change in Accounting Principle and Comprehensive Income

     Effective February 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which was amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These pronouncements establish accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. The Company recorded a cumulative effect charge to comprehensive income of approximately $1.3 million to recognize the fair value of its liability under the Company's derivative instruments. During the three months ended April 30, 2001, changes in the prevailing commodity prices for oil and natural gas reduced the Company's liability under its derivative instruments to zero, which resulted in an adjustment to comprehensive income. A summary of the Company's comprehensive income and accumulated other comprehensive income for the period ended April 30, 2001 is as follows (in thousands of dollars):

                                                                                    ACCUMULATED
                                                                                       OTHER
                                                                    COMPREHENSIVE  COMPREHENSIVE
                                                                        INCOME         INCOME
                                                                    -------------  -------------
Balance at January 31, 2001 .....................................                    $      --
Net income for the three months ended April 30, 2001 ............     $   4,380
Cumulative effect of adopting SFAS 133 ..........................        (1,282)        (1,282)
Change in the fair value of hedge agreements ....................           138            138
Reclassification adjustments for hedge agreement settlements ....         1,144          1,144
                                                                      ---------      ---------
                                                                      $   4,380      $      --
                                                                      =========      =========

   Reclassifications

     Certain prior period results have been reclassified to conform to the current presentation.

   Reorganization

     On April 19, 1999 (the "Petition Date"), TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. This filing did not include the Company's subsidiaries, including Galveston Bay Processing Corporation and Galveston Bay Pipeline Company. As a result of the Chapter 11 filing, the Company was prohibited from paying, and creditors were prohibited from attempting to collect, claims or debts arising prior to the bankruptcy. The United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "Bankruptcy Court") confirmed the Company's Second Amended, Modified and Restated Plan of Reorganization dated January 25, 2000 (the "Plan") on February 7, 2000. The Effective Date of the Plan is March 17, 2000.

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


2.   LIQUIDITY

     In order to maintain or increase proved oil and gas reserves, TransTexas is required to make substantial capital expenditures for the exploration and development of natural gas and oil reserves in the normal course of business.

     TransTexas remains highly leveraged and a substantial portion of its cash flow will be required for debt service. In addition, cash flow from operations is dependent on the level of gas and oil prices, which are historically volatile. Management plans to fund its 2002 debt service requirements and capital expenditures with cash flows from existing producing properties, certain identified relatively low risk exploratory prospects to be drilled and completed during the remainder of fiscal 2002 and additional production payment financing. Should these drilling prospects not be productive or should oil and gas prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of TransTexas' debt documents and Series A Senior Preferred Stock (the "Senior Preferred Stock").

3.   CREDIT AGREEMENT AND PRODUCTION PAYMENTS

   Credit Agreement

     On the Effective Date, the Company and GMAC Commercial Credit LLC ("GMACC") entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $20 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest monthly in arrears at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1%. As of April 30, 2001, the outstanding principal balance under the Accounts Receivable Facility was $3.7 million with availability for additional advances of approximately $12.4 million and will be due on March 14, 2005.

   Production Payments

     In March 2000, TransTexas entered into a production payment drilling program agreement with two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties ("Subject Interests"). The Company has the right to offer additional interests to the production payment parties at a negotiated purchase price, up to an aggregate maximum amount of $52 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In February 2001, the Company closed a Fourth Supplement to the production payment whereby the Company received $19.8 million in exchange for additional properties being made subject to the production payment. As of April 30, 2001, the aggregate purchase price of all interests purchased pursuant to this production payment drilling program was $46.8 million and the outstanding balance of the production payment was $30.3 million, of which $1.7 million attributable to produced volumes is included in accrued liabilities. The Oil and Gas Revolving Credit Term Loan Agreement (the "Oil and Gas Facility") entered into by the Company, as borrower, Galveston Bay Processing Corporation and Galveston Bay Pipeline Company, as Guarantors, and with GMACC, as a Lender and as Agent, places certain restrictions on the amount that may be outstanding under the production payment.

4.   HEDGE AGREEMENTS

     Pursuant to the terms of the Company's production payment agreement entered into in March 2000, the production payment purchasers entered into the following hedge arrangements with respect to a portion of the natural gas and condensate production associated therewith and which effectively hedged a portion of the Company's production:

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)

                                                                                CONTRACT PRICE
                                                                          ----------------------------
                                                            TOTAL                   COLLAR
                                                          VOLUMES IN      ----------------------------
PERIOD                                                   MMBTUS/BBLS        FLOOR          CEILING
------                                                   -----------      ----------    --------------

Natural gas:
   February 2001 - March 2001 ........................     737,500         $  2.35         $  3.95
Condensate:
   February 2001 - March 2001 ........................      59,000           18.50           29.25

     Under these contracts, the counterparty was required to make payment to the production payment purchaser if the settlement price (based on New York Merchantile Exchange prices) for the period was below the floor, and the production payment purchaser was required to make payment to the counterparty if the settlement price for any period was above the ceiling price. For the three months ended April 30, 2001, the Company recognized hedging losses of $1.6 million under these contracts. The Company has been advised that the production payment purchasers are examining the possibility of entering into additional hedging arrangements in connection with the production payment agreement.

     In November 2000, the Company entered into the following commodity price hedging arrangement with respect to a portion of the Company's natural gas production.

                                                                                CONTRACT PRICE
                                                                          ----------------------------
                                                            TOTAL                   COLLAR
                                                         VOLUMES IN       ----------------------------
PERIOD                                                   MMBTUS/BBLS        FLOOR          CEILING
------                                                   -----------      ----------    --------------

Natural gas:
    February 2001 -- November 2001....................    6,060,000        $  3.50         $  6.00

     Under terms of this collar transaction, the counterparty is required to make payment to the Company if the settlement price (based on a published industry index of natural gas prices at Houston Ship Channel) for any settlement period is below the floor price for such transaction and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. This hedging arrangement is supported by a letter of credit for drawings by the counterparty of up to $6.5 million. For the three months ended April 30, 2001, the Company recognized hedging losses of $0.2 million under this contract. At April 30, 2001, the Company estimated that this contract had no value.

     Because substantially all of its long-term obligations at April 30, 2001 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility ($3.7 million outstanding at April 30, 2001) are subject to a rate of interest that fluctuates based on short-term interest rates. The Company had no open interest rate hedge positions at April 30, 2001.

5. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     The following information reflects TransTexas' noncash financing activities (in thousands of dollars):

                                                              THREE MONTHS ENDED
                                                                    APRIL 30,
                                                              -------------------
                                                                2001        2000
                                                              -------     -------
Financing activities:
  Accretion of preferred stock ..........................     $ 9,641     $ 4,920
                                                              =======     =======
  Cancellation of old common stock ......................     $    --     $   740
                                                              =======     =======
  Issuance of new common stock ..........................     $    --     $    12
                                                              =======     =======

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

     Palmyra Minerals. The suit concerns the claims of several royalty owners, Palmyra Minerals Ltd., et al., under several oil and gas leases held by TransTexas. Plaintiffs allege that TransTexas underpaid royalties due the plaintiffs under the leases back to the date of first production from the involved wells. Plaintiffs claim approximately $2.8 million, including alleged underpayments and interest thereon. Plaintiffs assert entitlement to recovery under various theories including breach of contract, violation of Section 91.401, et seq., of the Texas Natural Resources Code, breach of the implied and express duty to market, negligence per se, and constructive trust. The plaintiffs asserted identical claims in TransTexas' bankruptcy proceeding. The claims have been consolidated with the adversary proceeding. This matter was tried in the Bankruptcy Court on February 13 and 14, 2001. No decision has yet been rendered. The Bankruptcy Court requested that post-trial briefs that are currently scheduled to be filed on June 15, 2001. A related issue presented to the Bankruptcy Court was whether the discharge afforded by the confirmation of TransTexas' plan of reorganization would preclude termination of such leases. An adverse judgment in this consolidated action could result in termination of these leasehold interests should TransTexas fail to pay the amount of the judgment.

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

   Potential Tax Liabilities

     Part of the debt refinancing of TransAmerican Natural Gas Corporation ("TransAmerican") in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provision (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended (the "Tax Code"), and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service ("IRS") regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that any such challenge would not be upheld. Prior to the Effective Date, TransTexas filed a consolidated tax return with TransAmerican. Income taxes were due from or payable to TransAmerican in accordance with a tax allocation agreement, as amended, between TransTexas, TNGC Holdings Corporation, TransAmerican and TransAmerican's other subsidiaries (the "Tax Allocation Agreement"). Under the Tax Allocation Agreement, TransTexas has agreed to pay an amount equal to any federal tax liability (which would be

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican.

     As a former member of the affiliated group for tax purposes (the "TNGC Consolidated Group") which included TNGC Holdings Corporation ("TNGC"), the sole stockholder of TransAmerican, TransAmerican, TransAmerican Energy Corporation, TransTexas and TransAmerican Refining Corporation, TransTexas will be severally liable for any tax liability resulting from any transaction of the TNGC Consolidated Group that occurred during any taxable year of the TNGC Consolidated Group during which TransTexas was a member, including the above-described transaction. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and July 31, 1995. The Company has not been advised by the IRS as to whether any tax deficiencies will be proposed by the IRS as a result of its review.

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

     The Company also entered into a contract with Centana Intrastate Pipeline Company for transportation of natural gas on a firm and interruptible basis from the Winnie facility to natural gas liquids recovery facilities located in the Beaumont/Port Arthur, Texas area, and residue gas from these facilities to various distribution points. Under the agreement, the Company is committed to deliver up to a maximum of 56,250 Mcf of natural gas and 19,500 MMBtu of residue gas per day. Transportation fees for natural gas and residue gas are based on fixed negotiated rates.

7.   PREFERRED STOCK DIVIDENDS

     On January 31, 2001, the Board of Directors of the Company authorized the payment of quarterly dividends to the holders of the Company's Preferred Stock of record on March 1, 2001. The quarterly dividends were paid in-kind on March 15, 2001 in additional shares of Preferred Stock of the same class at an annual rate of $0.20 per share for each share of Series A Senior Preferred Stock and at an annual rate of $0.10 per share for each of Series A Junior Preferred Stock in accordance with the Certificate of Designation for Series A Senior Preferred Stock and the Certificate of Designation for Series A Junior Preferred Stock, respectively. Fractional shares were not issued but were settled in cash.

8.   SUPPLEMENTAL GUARANTOR INFORMATION

     Galveston Bay Pipeline Company and Galveston Bay Processing Corporation are guarantors of the 15% Senior Secured Notes due 2005 (the "Notes") and the Oil and Gas Facility. Separate financial statements of the Guarantors are not considered to be material to holders of the Notes and GMACC. The following condensed consolidating financial statements present supplemental information of the Guarantors as of and for the three months ended April 30, 2001.

                           TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 APRIL 30, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          GALVESTON     GALVESTON
                                                                             BAY            BAY                       CONSOLIDATED
                                                           TRANSTEXAS     PIPELINE      PROCESSING     ELIMINATIONS    TRANSTEXAS
                                                           ----------     ---------     ----------     ------------   ------------
                    ASSETS
Current assets:
   Cash and cash equivalents .........................     $  19,129      $      67      $     334      $      --      $  19,530
   Accounts receivable, net ..........................        26,482             --            505             --         26,987
   Receivables from affiliates .......................        13,001             --             --        (12,994)             7
   Inventories .......................................         1,844             --             --             --          1,844
   Other current assets ..............................         1,956            184              2             --          2,142
                                                           ---------      ---------      ---------      ---------      ---------
       Total current assets ..........................        62,412            251            841        (12,994)        50,510
                                                           ---------      ---------      ---------      ---------      ---------
   Property and equipment ............................       439,905          2,048         10,902             --        452,855
   Less accumulated depreciation, depletion and
    amortization .....................................        99,093            382          2,334             --        101,809
                                                           ---------      ---------      ---------      ---------      ---------
       Net property and equipment ....................       340,812          1,666          8,568             --        351,046
                                                           ---------      ---------      ---------      ---------      ---------
   Other assets ......................................         2,683             --             --             (2)         2,681
                                                           ---------      ---------      ---------      ---------      ---------
                                                           $ 405,907      $   1,917      $   9,409      $ (12,996)     $ 404,237
                                                           =========      =========      =========      =========      =========
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt ..............     $   3,486      $      --      $      68      $      --      $   3,554
   Accounts payable ..................................        17,565              6            246             --         17,817
   Accrued liabilities ...............................        19,683             --             30             --         19,713
                                                           ---------      ---------      ---------      ---------      ---------
       Total current liabilities .....................        40,734              6            344             --         41,084
                                                           ---------      ---------      ---------      ---------      ---------
Payable to affiliates ................................            --          1,518         11,476        (12,994)            --
Long-term debt, net of current maturities ............       265,449            825            200             --        266,474
Production payments, net of current portion ..........        28,590             --             --             --         28,590
Deferred income taxes ................................        12,342             --             --             --         12,342
Other liabilities ....................................         7,799             --             --             --          7,799
Redeemable preferred stock ...........................        35,363             --             --             --         35,363
Stockholders' equity (deficit):
   Common stock ......................................            12             --             --             --             12
   Additional paid-in capital ........................        25,013              1              1             (2)        25,013
   Accumulated deficit ...............................        (9,395)          (433)        (2,612)            --        (12,440)
                                                           ---------      ---------      ---------      ---------      ---------
       Total stockholders' equity (deficit) ..........        15,630           (432)        (2,611)            (2)        12,585
                                                           ---------      ---------      ---------      ---------      ---------
                                                           $ 405,907      $   1,917      $   9,409      $ (12,996)     $ 404,237
                                                           =========      =========      =========      =========      =========

                           TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          GALVESTON     GALVESTON
                                                                             BAY            BAY                       CONSOLIDATED
                                                           TRANSTEXAS     PIPELINE      PROCESSING     ELIMINATIONS    TRANSTEXAS
                                                           ----------     ---------     ----------     ------------   ------------
                  ASSETS
Current assets:
   Cash and cash equivalents .........................     $  19,902      $      39      $     774      $      --      $  20,715
   Accounts receivable ...............................        42,127             --            406             --         42,533
   Receivables from affiliates .......................        11,660             --             --        (11,639)            21
   Inventories .......................................         1,476             --             --             --          1,476
   Other .............................................         2,486             --             35             --          2,521
                                                           ---------      ---------      ---------      ---------      ---------
       Total current assets ..........................        77,651             39          1,215        (11,639)        67,266
                                                           ---------      ---------      ---------      ---------      ---------
Property and equipment ...............................       401,290          1,917         10,604             --        413,811
Less accumulated depreciation, depletion and
   amortization ......................................        79,181            314          1,988             --         81,483
                                                           ---------      ---------      ---------      ---------      ---------
       Net property and equipment ....................       322,109          1,603          8,616             --        332,328
                                                           ---------      ---------      ---------      ---------      ---------
Other assets .........................................         2,651             --             --             (2)         2,649
                                                           ---------      ---------      ---------      ---------      ---------
                                                           $ 402,411      $   1,642      $   9,831      $ (11,641)     $ 402,243
                                                           =========      =========      =========      =========      =========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt ..............     $   3,641      $      14      $     614      $      --      $   4,269
   Accounts payable ..................................         9,070             27            158             --          9,255
   Accrued liabilities ...............................        33,145             --              8             --         33,153
                                                           ---------      ---------      ---------      ---------      ---------
       Total current liabilities .....................        45,856             41            780             --         46,677
                                                           ---------      ---------      ---------      ---------      ---------
Payable to affiliates ................................            --          1,114         10,525        (11,639)            --
Long-term debt, net of current maturities ............       280,240            828            203             --        281,271
Production payments, net of current portion ..........        12,732             --             --             --         12,732
Deferred income taxes ................................         9,984             --             --             --          9,984
Other liabilities ....................................         8,011             --             --             --          8,011
Redeemable preferred stock ...........................        25,722             --             --             --         25,722
Stockholders' equity (deficit):
   Common stock ......................................            12             --             --             --             12
   Additional paid-in capital ........................        25,013              1              1             (2)        25,013
   Accumulated deficit ...............................        (5,159)          (342)        (1,678)            --         (7,179)
                                                           ---------      ---------      ---------      ---------      ---------
           Total stockholders' equity (deficit) ......        19,866           (341)        (1,677)            (2)        17,846
                                                           ---------      ---------      ---------      ---------      ---------
                                                           $ 402,411      $   1,642      $   9,831      $ (11,641)     $ 402,243
                                                           =========      =========      =========      =========      =========

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED APRIL 30, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          GALVESTON     GALVESTON
                                                                             BAY            BAY                       CONSOLIDATED
                                                           TRANSTEXAS     PIPELINE      PROCESSING     ELIMINATIONS    TRANSTEXAS
                                                           ----------     ---------     ----------     ------------   ------------
Revenues:
   Gas, condensate and natural gas liquids ...........     $  47,070      $      --      $      --      $      --      $  47,070
   Other .............................................            51             52          1,177           (933)           347
                                                           ---------      ---------      ---------      ---------      ---------
     Total revenues ..................................        47,121             52          1,177           (933)        47,417
                                                           ---------      ---------      ---------      ---------      ---------
Costs and expenses:
   Operating .........................................         4,487              1          1,334           (933)         4,889
   Depreciation, depletion and amortization ..........        19,919             68            346             --         20,333
   General and administrative ........................         5,391             (1)             1             --          5,391
   Taxes other than income taxes .....................         1,811             --             35             --          1,846
                                                           ---------      ---------      ---------      ---------      ---------
     Total costs and expenses ........................        31,608             68          1,716           (933)        32,459
                                                           ---------      ---------      ---------      ---------      ---------
     Operating income (loss) .........................        15,513            (16)          (539)            --         14,958
                                                           ---------      ---------      ---------      ---------      ---------
Other income (expense):
   Interest income ...................................           290             --              2             --            292
   Interest expense, net .............................        (8,040)           (75)          (397)            --         (8,512)
                                                           ---------      ---------      ---------      ---------      ---------
     Total other expense .............................        (7,750)           (75)          (395)            --         (8,220)
                                                           ---------      ---------      ---------      ---------      ---------
     Income (loss) before income taxes ...............         7,763            (91)          (934)            --          6,738
Income taxes -- deferred .............................         2,358             --             --             --          2,358
                                                           ---------      ---------      ---------      ---------      ---------
     Net income (loss) ...............................     $   5,405      $     (91)     $    (934)     $      --      $   4,380
                                                           =========      =========      =========      =========      =========

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED APRIL 30, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          GALVESTON     GALVESTON
                                                                             BAY            BAY                       CONSOLIDATED
                                                           TRANSTEXAS     PIPELINE      PROCESSING     ELIMINATIONS    TRANSTEXAS
                                                           ----------     ---------     ----------     ------------   ------------
Revenues:
   Gas, condensate and natural gas liquids ...........     $  38,032      $      --      $      --      $      --      $  38,032
   Other .............................................            36            215          2,116         (1,790)           577
                                                           ---------      ---------      ---------      ---------      ---------
     Total revenues ..................................        38,068            215          2,116         (1,790)        38,609
                                                           ---------      ---------      ---------      ---------      ---------
Costs and expenses:
   Operating .........................................         3,970              1          1,153         (1,790)         3,334
   Depreciation, depletion and amortization ..........        20,742             77            610             --         21,429
   General and administrative ........................         5,184            123            105             --          5,412
   Taxes other than income taxes .....................         1,438             17             30             --          1,485
                                                           ---------      ---------      ---------      ---------      ---------
     Total costs and expenses ........................        31,334            218          1,898         (1,790)        31,660
                                                           ---------      ---------      ---------      ---------      ---------
     Operating income (loss) .........................         6,734             (3)           218             --          6,949
                                                           ---------      ---------      ---------      ---------      ---------
Other income (expense):
   Interest income ...................................           173             --             --             --            173
   Interest expense, net .............................        (9,098)          (161)           (95)            --         (9,354)
                                                           ---------      ---------      ---------      ---------      ---------
     Total other expense .............................        (8,925)          (161)           (95)            --         (9,181)
                                                           ---------      ---------      ---------      ---------      ---------
     Net income (loss) ...............................     $  (2,191)     $    (164)     $     123      $      --      $  (2,232)
                                                           =========      =========      =========      =========      =========

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED APRIL 30, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          GALVESTON     GALVESTON
                                                                             BAY            BAY                       CONSOLIDATED
                                                           TRANSTEXAS     PIPELINE      PROCESSING     ELIMINATIONS    TRANSTEXAS
                                                           ----------     ---------     ----------     ------------   ------------
Operating activities:
   Net income (loss) .................................     $   5,405      $     (91)     $    (934)     $      --      $   4,380
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation, depletion and amortization ........        19,919             68            346             --         20,333
     Accretion of discount on long-term debt .........            50             10             21             --             81
     Amortization of debt issue costs ................           124             --             --             --            124
     Deferred income taxes ...........................         2,358             --             --             --          2,358
   Changes in assets and liabilities:
       Accounts receivable ...........................        15,645             --            (99)            --         15,546
       Receivable from affiliates ....................        (1,341)            --             --          1,355             14
       Inventories ...................................          (368)            --             --             --           (368)
       Other current assets ..........................           530           (184)            33             --            379
       Accounts payable ..............................         8,495            (21)            88             --          8,562
       Accrued liabilities ...........................       (13,071)            --             22             --        (13,049)
       Transactions with affiliates, net .............            --            404            951         (1,355)            --
       Other assets ..................................            (4)            --             --             --             (4)
       Other liabilities .............................          (212)            --             --             --           (212)
                                                           ---------      ---------      ---------      ---------      ---------
         Net cash provided by
          operating activities .......................        37,530            186            428             --         38,144
                                                           ---------      ---------      ---------      ---------      ---------
Investing activities:
   Capital expenditures ..............................       (38,551)          (131)          (298)            --        (38,980)
   Proceeds from the sale of assets ..................             2             --             --             --              2
                                                           ---------      ---------      ---------      ---------      ---------
         Net cash used by investing activities .......       (38,549)          (131)          (298)            --        (38,978)
                                                           ---------      ---------      ---------      ---------      ---------
Financing activities:
   Issuance of production payments ...................        19,800             --             --             --         19,800
   Principal payments on production payments .........        (4,333)            --             --             --         (4,333)
   Issuance of long-term debt ........................            --             --             29             --             29
   Principal payments on long-term debt ..............          (738)           (27)          (599)            --         (1,364)
   Revolving credit agreement, net ...................       (14,287)            --             --             --        (14,287)
   Debt issue costs ..................................          (196)            --             --             --           (196)
                                                           ---------      ---------      ---------      ---------      ---------
         Net cash provided (used) by
          financing activities .......................           246            (27)          (570)            --           (351)
                                                           ---------      ---------      ---------      ---------      ---------
         Increase (decrease) in cash and
          cash equivalents ...........................          (773)            28           (440)            --         (1,185)
Beginning cash and cash equivalents ..................        19,902             39            774             --         20,715
                                                           ---------      ---------      ---------      ---------      ---------
Ending cash and cash equivalents .....................     $  19,129      $      67      $     334      $      --      $  19,530
                                                           =========      =========      =========      =========      =========

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED APRIL 30, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          GALVESTON     GALVESTON
                                                                             BAY            BAY                       CONSOLIDATED
                                                           TRANSTEXAS     PIPELINE      PROCESSING     ELIMINATIONS    TRANSTEXAS
                                                           ----------     ---------     ----------     ------------   ------------
Operating activities:
   Net income (loss) .................................     $  (2,191)     $    (164)     $     123      $      --      $  (2,232)
   Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
       Depreciation, depletion and amortization ......        20,742             77            610             --         21,429
       Accretion of discount on long-term debt .......         3,442             24             37             --          3,503
       Amortization of debt issue costs ..............            17             --             --             --             17
   Changes in assets and liabilities:
       Accounts receivable ...........................       (13,906)           110            171             --        (13,625)
       Receivable from affiliates ....................         1,154             --             --         (1,146)             8
       Inventories ...................................           455             --             --             --            455
       Other current assets ..........................          (935)            --             16             --           (919)
       Accounts payable ..............................        (4,248)            (3)            16             --         (4,235)
       Accrued liabilities ...........................         6,392              2             28             --          6,422
       Transactions with affiliates, net .............            --           (327)          (819)         1,146             --
       Other assets ..................................          (171)            --             --             --           (171)
       Other liabilities .............................       (25,052)            --             --             --        (25,052)
                                                           ---------      ---------      ---------      ---------      ---------
        Net cash provided (used) by
         operating activities ........................       (14,301)          (281)           182             --        (14,400)
                                                           ---------      ---------      ---------      ---------      ---------
Investing activities:
   Capital expenditures ..............................       (21,889)          (166)           (17)            --        (22,072)
   Proceeds from the sale of assets ..................            45            536             --             --            581
                                                           ---------      ---------      ---------      ---------      ---------
        Net cash provided (used) by
         investing activities ........................       (21,844)           370            (17)            --        (21,491)
                                                           ---------      ---------      ---------      ---------      ---------
Financing activities:
   Issuance of production payments ...................         4,500             --             --             --          4,500
   Principal payments on production payments .........        (4,604)            --             --             --         (4,604)
   Issuance of long-term debt ........................        32,500             --             --             --         32,500
   Principal payments on long-term debt ..............       (11,884)           (39)          (219)            --        (12,142)
   Revolving credit agreement, net ...................         4,456             --             --             --          4,456
   Debt issue costs ..................................        (1,955)            --             --             --         (1,955)
                                                           ---------      ---------      ---------      ---------      ---------
        Net cash provided (used) by
         financing activities ........................        23,013            (39)          (219)            --         22,755
                                                           ---------      ---------      ---------      ---------      ---------
        Increase (decrease) in cash and
         cash equivalents ............................       (13,132)            50            (54)            --        (13,136)
Beginning cash and cash equivalents ..................        17,851             44            393             --         18,288
                                                           ---------      ---------      ---------      ---------      ---------
Ending cash and cash equivalents .....................     $   4,719      $      94      $     339      $      --      $   5,152
                                                           =========      =========      =========      =========      =========

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

     TransTexas' operating data for the three months ended April 30, 2001 and 2000 are as follows:

                                                                            THREE MONTHS ENDED
                                                                                 APRIL 30,
                                                                            ------------------
                                                                              2001       2000
                                                                            -------    -------
Sales volumes:
     Gas (Bcf) ..........................................................       5.8        7.0
     NGLs (MMgal) .......................................................      12.6       12.8
     Condensate (MBbls) .................................................       301        448
Average prices:
     Gas (dry) (per Mcf) ................................................   $  5.95    $  2.78
     NGLs (per gallon) ..................................................       .49        .45
     Condensate and oil (per Bbl) .......................................     27.80      28.35
Number of gross wells drilled ...........................................         4          3
Percentage of wells completed ...........................................       100%        33%

     A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                                            THREE MONTHS ENDED
                                                                                 APRIL 30,
                                                                            ------------------
                                                                              2001       2000
                                                                            -------    -------
Operating costs and expenses:
     Lease ..............................................................   $   2.3    $   1.4
     Pipeline and gathering .............................................       2.6        1.9
                                                                            -------    -------
                                                                                4.9        3.3
Taxes other than income taxes (severance, property and other taxes) .....       1.8        1.5
                                                                            -------    -------
                                                                            $   6.7    $   4.8
                                                                            =======    =======

     TransTexas' average depletion rates have been as follows:

                                                                            THREE MONTHS ENDED
                                                                                  APRIL 30,
                                                                           --------------------
                                                                              2001       2000
                                                                            -------    -------
Depletion rates (per Mcfe) ..............................................   $  2.63    $  2.17
                                                                            =======    =======

   Three Months Ended April 30, 2001 Compared with the Three Months Ended April 30, 2000

     Gas, condensate and NGL revenues for the three months ended April 30, 2001 increased $9.0 million from the prior period, due primarily to higher prices for natural gas that were partially offset by lower sales volumes and hedging losses. The average monthly prices received per Mcf of gas ranged from $5.36 to $6.73 in the three months ended April 30, 2001, compared to a range of $2.64 to $3.01 in the prior period.

     Lease operating expenses for the three months ended April 30, 2001 increased $0.9 million from the prior period due primarily to a general increase in the cost for all categories of these expenses. Pipeline and gathering expenses increased $0.7 million from the prior period due primarily to the increased cost of natural gas used in operations. Depreciation, depletion and amortization expense for the three months ended April 30, 2001 decreased $1.1 million due to lower natural gas and condensate sales volumes that were offset by a $0.46 per Mcfe increase in the depletion rate. Taxes other than income taxes increased by $0.3 million over the prior period due primarily to an increase in property taxes. Interest expense for the three months ended April 30, 2001 decreased by $0.8 million from the prior period due primarily to an overall decrease in the amount of outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

     On April 19, 1999, TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. This filing did not include the Company's subsidiaries including Galveston Bay Processing Corporation and Galveston Bay Pipeline Company. As a result of the Chapter 11 filing, the Company was prohibited from paying, and creditors were prohibited from attempting to collect, claims or debts arising prior to bankruptcy. The United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division confirmed the Company's Second Amended, Modified and Restated Plan of Reorganization dated January 25, 2000 (the "Plan") on February 7, 2000. The Effective Date of the Plan is March 17, 2000.

     On the Effective Date, the Company and GMAC Commercial Credit LLC ("GMACC") entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $20 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest monthly in arrears at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1%. As of April 30, 2001, the outstanding principal balance under the Accounts Receivable Facility was $3.7 million, with availability for additional advances of approximately $12.4 million and will be due on March 14, 2005.

     In March 2000, TransTexas entered into a production payment drilling program agreement with two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties ("Subject Interests"). The Company has the right to offer additional interests to the production payment parties at a negotiated purchase price, up to an aggregate maximum amount of $52 million. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In February 2001, the Company closed a Fourth Supplement to the production payment whereby the Company received $19.8 million in exchange for additional properties being made subject to the production payment. As of April 30, 2001, the aggregate purchase price of all interests purchased pursuant to this production payment drilling program was $46.8 million and the outstanding balance of the production payment was $30.3 million, of which $1.7 million attributable to produced volumes is included in accrued liabilities. The Oil and Gas Revolving Credit Term Loan Agreement (the "Oil and Gas Facility") entered into by the Company, as borrower, Galveston Bay Processing Corporation and Galveston Bay Pipeline Company, as Guarantors, and with GMACC, as a Lender and as Agent, places certain restrictions on the amount that may be outstanding under the production payment.

     TransTexas is highly leveraged and has significant cash requirements for debt service and significant charges for Preferred Stock dividends to net income available for common stockholders.

     In order to maintain or increase proved oil and gas reserves, TransTexas must continue to make substantial capital expenditures for the exploration and development of its natural gas and oil prospects. For the three months ended April 30, 2001, total capital expenditures incurred were $39 million, including $5 million for nonproducing leases and seismic, $32 million for drilling and development and $2 million for gas gathering and other equipment. Capital expenditures for fiscal 2002 are estimated to be approximately $114 million. Management plans to fund TransTexas 2002 debt service requirements and capital expenditures with cash flows from existing producing properties, certain identified relatively low risk exploratory prospects to be drilled and completed during fiscal 2002 and additional production payment financing. Should TransTexas' drilling prospects not be productive or should oil and gas prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of TransTexas' debt documents and Series A Senior Preferred Stock (the "Senior Preferred Stock").

     The unaffiliated third-party owner of the pipeline that is used to transport the Company's production from the Eagle Bay field shut-in that pipeline from May 1-15, 2001. This shut-in period was mandated by regulatory agencies responsible for the Galveston Bay marine area and resulted in a permanent adjustment in the pipeline's depth. The Company estimates that its second quarter total revenues will be reduced by approximately $7 million and its cash flow from operating activities will be proportionately reduced due to the modifications to this pipeline.

   Potential Tax Liabilities

     Part of the debt refinancing of TransAmerican Natural Gas Corporation ("TransAmerican") in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provision (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended (the "Tax Code"), and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service ("IRS") regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that any such challenge would not be upheld. Prior to the Effective Date, TransTexas filed a consolidated tax return with TransAmerican. Income taxes were due from or payable to TransAmerican in accordance with a tax allocation agreement, as amended, between TransTexas, TNGC Holdings Corporation, TransAmerican and TransAmerican's other subsidiaries (the "Tax Allocation Agreement"). Under the Tax Allocation Agreement, TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican.

     As a former member of the affiliated group for tax purposes (the "TNGC Consolidated Group") which included TNGC Holdings Corporation ("TNGC"), the sole stockholder of TransAmerican, TransAmerican, TransAmerican Energy Corporation, TransTexas and TransAmerican Refining Corporation, TransTexas will be severally liable for any tax liability resulting from any transaction of the TNGC Consolidated Group that occurred during any taxable year of the TNGC Consolidated Group during which TransTexas was a member, including the above-described transaction. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and July 31, 1995. The Company has not been advised by the IRS as to whether any tax deficiencies will be proposed by the IRS as a result of its review.

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

     Pursuant to the terms of the Company's production payment agreement entered into in March 2000, the production payment purchasers entered into the following hedge arrangements with respect to a portion of the natural gas and condensate production associated therewith and which effectively hedge a portion of the Company's production:


                                                        CONTRACT PRICE
                                                      -------------------
                                           TOTAL            COLLAR
                                        VOLUMES IN    -------------------
PERIOD                                  MMBTUS/BBLS    FLOOR      CEILING
-----                                   -----------   -------     -------
Natural gas:
   February 2001 -- March 2001 ......     737,500     $  2.35     $  3.95
Condensate:
   February 2001 -- March 2001 ......      59,000       18.50       29.25

     Under these contracts, the counterparty was required to make payment to the production payment purchaser if the settlement price (based on New York Merchantile Exchange prices) for the period was below the floor, and the production payment purchaser was required to make payment to the counterparty if the settlement price for any period was above the ceiling price. For the three months ended April 30, 2001, the Company recognized losses of $1.6 million under these contracts. The Company has been advised that the production payment purchasers are examining the possibility of entering into additional hedging arrangements in connection with the production payment agreement.

     In November 2000, the Company entered into the following commodity price hedging arrangement with respect to a portion of the Company's natural gas production.

                                                        CONTRACT PRICE
                                                      -------------------
                                           TOTAL            COLLAR
                                        VOLUMES IN    -------------------
PERIOD                                  MMBTUS/BBLS    FLOOR      CEILING
-----                                   -----------   -------     -------
Natural gas:
   February 2001 -- November 2001 .....   6,060,000   $  3.50     $  6.00

     Under terms of this collar transaction, the counterparty is required to make payment to the Company if the settlement price (based on a published industry index of natural gas prices at Houston Ship Channel) for any settlement period is below the floor price for such transaction and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. This hedging arrangement is supported by a letter of credit for drawings by the counterparty of up to $6.5 million. For the three months ended April 30, 2001, the Company recognized hedging losses of $0.2 million under this contract. At April 30, 2001, the Company estimated that this contract had no value.

     Because substantially all of its long-term obligations at April 30, 2001 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility ($3.7 million outstanding at April 30, 2001) are subject to a rate of interest that fluctuates based on short-term interest rates. The Company had no open interest rate hedge positions at April 30, 2001.

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     See Note 6 to the condensed consolidated financial statements for a discussion of TransTexas' legal proceedings.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      10.1 -- Employment Agreement dated March 5, 2001 between TransTexas and Arnold Brackenridge.

(b)   Reports on Form 8-K:

     There were no reports on Form 8-K filed during the three months ended April 30, 2001.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TRANSTEXAS GAS CORPORATION


                                  By:            /s/ ED DONAHUE
                                      ------------------------------------------
                                                     Ed Donahue
                                      Vice President and Chief Financial Officer


June 14, 2001

                                 EXHIBIT INDEX


EXHIBIT
  NO.           DESCRIPTION
-------         -----------
  10.1   --     Employment Agreement dated March 5, 2001 between TransTexas and
                Arnold Brackenridge.