Form 10-Q
period 2001-07-31
TRANSTEXAS GAS CORP
filed 2001-09-14
CIK 904977

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         The number of shares of common stock of the registrant outstanding on September 14, 2001 was 1,250,251, consisting of 1,002,751 shares of Class A Common Stock and 247,500 shares of Class B Common Stock.


================================================================================

                           TRANSTEXAS GAS CORPORATION

                                TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----

                                                     PART I
                                              FINANCIAL INFORMATION

Item 1.    Financial Statements:
              Report of Independent Accountants.....................................................    2
              Condensed Consolidated Balance Sheet as of July 31, 2001 and January 31, 2001.........    3
              Condensed Consolidated Statement of Operations for the Three and Six Months Ended
                 July 31, 2001 and 2000.............................................................    4
              Condensed Consolidated Statement of Cash Flows for the Six Months Ended
                 July 31, 2001 and 2000.............................................................    5
              Notes to Condensed Consolidated Financial Statements..................................    6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations............................................................................   20
Item 3.    Quantitative and Qualitative Disclosures About Market Risk...............................   23

                                                     PART II
                                               OTHER INFORMATION

Item 1.    Legal Proceedings........................................................................   25
Item 4.    Submission of Matters to a Vote of Security Holders......................................   25
Item 6.    Exhibits and Reports on Form 8-K.........................................................   25
Signature...........................................................................................   26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of TransTexas Gas Corporation

      We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation (the "Company") as of July 31, 2001, and the related condensed consolidated statements of operations for the three and six month periods ended July 31, 2001 and 2000 and the consolidated statement of cash flows for the six months ended July 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



PricewaterhouseCoopers LLP


Houston, Texas
September 14, 2001

                           TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                         JULY 31,     JANUARY 31,
                                                                           2001          2001
                                                                        ----------    -----------
                                ASSETS
Current assets:
   Cash and cash equivalents ........................................   $    6,326    $    20,715
   Accounts receivable ..............................................       20,840         42,533
   Receivable from affiliates .......................................           13             21
   Inventories ......................................................        1,779          1,476
   Other ............................................................        1,685          2,521
                                                                        ----------    -----------
        Total current assets ........................................       30,643         67,266
                                                                        ----------    -----------
Property and equipment ..............................................      509,906        413,811
Less accumulated depreciation, depletion and amortization ...........      179,382         81,483
                                                                        ----------    -----------
   Net property and equipment - based on the full cost method of accounting for gas and oil properties of which $87,002 and
     $81,381 was excluded from amortization at July 31, 2001
     and January 31, 2001, respectively .............................      330,524        332,328
                                                                        ----------    -----------
Other assets ........................................................        2,509          2,649
                                                                        ----------    -----------
                                                                        $  363,676    $   402,243
                                                                        ==========    ===========


       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt .............................   $    3,186    $     4,269
   Accounts payable .................................................       24,676          9,255
   Accrued liabilities ..............................................       27,286         33,153
                                                                        ----------    -----------
        Total current liabilities ...................................       55,148         46,677
                                                                        ----------    -----------
Long-term debt, net of current maturities ...........................      268,400        281,271
Production payments, net of current portion .........................       40,604         12,732
Deferred income taxes ...............................................           --          9,984
Other liabilities ...................................................        7,586          8,011
Redeemable preferred stock ..........................................       46,224         25,722
Commitments and contingencies (Note 6) ..............................           --             --
Stockholders' equity (deficit):
   Common stock, $0.01 par value, 100,247,500 shares
     authorized at July 31, 2001 and 1,250,251 shares issued
     and outstanding at July 31, 2001 and January 31, 2001 ..........           12             12
   Additional paid-in capital .......................................       25,013         25,013
   Accumulated deficit ..............................................      (79,707)        (7,179)
   Accumulated other comprehensive income ...........................          396             --
                                                                        ----------    -----------
        Total stockholders' equity (deficit) ........................      (54,286)        17,846
                                                                        ----------    -----------
                                                                        $  363,676    $   402,243
                                                                        ==========    ===========



     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          JULY 31,                      JULY  31,
                                                               ----------------------------    ----------------------------
                                                                   2001            2000            2001            2000
                                                               ------------    ------------    ------------    ------------
Revenues:
   Gas, condensate and natural gas liquids .................   $     29,837    $     43,625    $     76,907    $     81,657
   Other ...................................................            125             615             472           1,192
                                                               ------------    ------------    ------------    ------------
     Total revenues ........................................         29,962          44,240          77,379          82,849
                                                               ------------    ------------    ------------    ------------
Costs and expenses:
   Operating ...............................................          6,277           5,810          11,166           9,144
   Depreciation, depletion and amortization ................         20,749          18,499          41,082          39,928
   General and administrative ..............................          5,037           4,565          10,428           9,977
   Taxes other than income taxes ...........................          1,652           2,160           3,498           3,645
   Impairment of gas and oil properties ....................         56,827              --          56,827              --
                                                               ------------    ------------    ------------    ------------
     Total costs and expenses ..............................         90,542          31,034         123,001          62,694
                                                               ------------    ------------    ------------    ------------
     Operating income (loss) ...............................        (60,580)         13,206         (45,622)         20,155
                                                               ------------    ------------    ------------    ------------
Other income (expense):
   Interest income .........................................            146             147             438             320
   Interest expense, net ...................................         (8,314)         (8,529)        (16,826)        (17,883)
                                                               ------------    ------------    ------------    ------------
     Total other expense ...................................         (8,168)         (8,382)        (16,388)        (17,563)
                                                               ------------    ------------    ------------    ------------
     Income (loss) before income taxes .....................        (68,748)          4,824         (62,010)          2,592
Income tax expense (benefit) - deferred ....................        (12,342)            907          (9,984)            907
                                                               ------------    ------------    ------------    ------------
     Net income (loss) .....................................   $    (56,406)   $      3,917    $    (52,026)   $      1,685
                                                               ============    ============    ============    ============
Accretion of preferred stock ...............................   $     10,861    $     10,201    $     20,502    $     15,121
                                                               ============    ============    ============    ============
     Net loss available to common stockholders .............   $    (67,267)   $     (6,284)   $    (72,528)   $    (13,436)
                                                               ============    ============    ============    ============
Basic and diluted net loss per share .......................   $     (53.80)   $      (5.03)   $     (58.01)   $     (10.75)
                                                               ============    ============    ============    ============
Weighted average number of shares outstanding for basic
   and diluted net loss per share ..........................      1,250,251       1,250,251       1,250,251       1,250,251
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

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                     JULY 31,
                                                                             ------------------------
                                                                               2001          2000
                                                                             ----------    ----------
Operating activities:
   Net income (loss) .....................................................   $  (52,026)   $    1,685
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation, depletion and amortization ...........................       41,082        39,928
      Impairment of gas and oil properties ...............................       56,827            --
      Accretion of discount on long-term debt ............................          (15)        3,591
      Amortization of debt issue costs ...................................          246           111
      Deferred income taxes ..............................................       (9,984)          907
      Changes in assets and liabilities:
        Accounts receivable ..............................................       21,693       (16,807)
        Receivable from affiliates .......................................            8            (9)
        Inventories ......................................................         (303)          384
        Other current assets .............................................        1,232        (1,942)
        Accounts payable .................................................       15,421        (3,700)
        Accrued liabilities ..............................................       (4,491)       17,096
        Other assets .....................................................           --          (169)
        Other liabilities ................................................         (425)      (25,264)
                                                                             ----------    ----------
           Net cash provided by operating activities .....................       69,265        15,811
                                                                             ----------    ----------
Investing activities:
   Capital expenditures ..................................................      (95,993)      (47,378)
   Proceeds from the sale of assets ......................................            2           582
                                                                             ----------    ----------
           Net cash used by investing activities .........................      (95,991)      (46,796)
                                                                             ----------    ----------
Financing activities:
   Issuance of production payments .......................................       34,800        12,500
   Principal payments on production payments .............................       (8,304)      (16,723)
   Issuance of long-term debt ............................................           --        32,500
   Principal payments on long-term debt ..................................       (2,169)      (13,379)
   Revolving credit agreement, net .......................................      (11,794)        7,949
   Debt issue costs ......................................................         (196)       (2,379)
                                                                             ----------    ----------
           Net cash provided by financing activities .....................       12,337        20,468
                                                                             ----------    ----------
           Decrease in cash and cash equivalents .........................      (14,389)      (10,517)
Beginning cash and cash equivalents ......................................       20,715        18,288
                                                                             ----------    ----------
Ending cash and cash equivalents .........................................   $    6,326    $    7,771
                                                                             ==========    ==========



     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    GENERAL

      In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransTexas Gas Corporation ("TransTexas" or the "Company") as of July 31, 2001 and the results of its operations and cash flows for the interim periods ended July 31, 2001 and 2000. The condensed consolidated balance sheet as of January 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in TransTexas' annual report on Form 10-K for the year ended January 31, 2001. Unless otherwise noted, the terms "TransTexas" and the "Company" refer to TransTexas Gas Corporation and its subsidiaries, including Galveston Bay Processing Corporation and Galveston Bay Pipeline Company.

    Change in Accounting Principle and Comprehensive Income

      Effective February 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which was amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These pronouncements establish accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. The Company recorded a cumulative effect charge to comprehensive income of approximately $1.3 million to recognize the fair value of its liability under the Company's derivative instruments upon the adoption of SFAS
133. During the six months ended July 31, 2001, decreases in the prevailing commodity prices for oil and natural gas have reduced the fair value of the Company's liability under its derivative instruments, which resulted in an adjustment to comprehensive income. A summary of the Company's comprehensive income and accumulated other comprehensive loss for the period ended July 31, 2001 is as follows (in thousands of dollars):

                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                                              COMPREHENSIVE       COMPREHENSIVE
                                                                                  LOSS                INCOME
                                                                              -------------       -------------
    Balance at January 31, 2001..........................................                         $          --
    Net loss for the six months ended July 31, 2001......................     $     (52,026)
    Cumulative effect of adopting SFAS 133...............................            (1,282)             (1,282)
    Change in the fair value of hedge agreements.........................               534                 534
    Reclassification adjustments for hedge agreement settlements.........             1,144               1,144
                                                                              -------------       -------------
                                                                              $     (51,630)      $         396
                                                                              =============       =============

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

      TransTexas remains highly leveraged and a substantial portion of its cash flow will be required for debt service. In addition, cash flow from operations is dependent on the level of gas and oil prices, which are historically volatile. Management plans to fund its 2002 debt service requirements and capital expenditures with cash flows from existing producing properties, certain identified relatively low risk exploratory prospects to be drilled and completed during the remainder of fiscal 2002, additional production payment financing and sales of certain assets. Should these drilling prospects not be productive or should oil and gas prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of TransTexas' debt documents and Series A Senior Preferred Stock (the "Senior Preferred Stock").

3.    CREDIT AGREEMENT AND PRODUCTION PAYMENTS

    Credit Agreement

      On the Effective Date, the Company and GMAC Commercial Credit LLC ("GMACC") entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $20 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest monthly in arrears at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1%. In July 2001, GMACC agreed to make advances of $3.0 million in excess of a predetermined formula ("Overadvances") used to calculate the amount that the Company can borrow under the Accounts Receivable Facility. The Company utilized the Overadvances in August 2001. These Overadvances will be repaid in monthly installments of $1.0 million beginning September 2001. As of July 31, 2001, the outstanding principal balance under the Accounts Receivable Facility was $6.2 million with availability for additional advances of approximately $5.2 million. The Accounts Receivable Facility terminates on March 14, 2005.

    Production Payments

      In March 2000, TransTexas entered into a production payment drilling program agreement with two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties ("Subject Interests"). The Company has the right to offer additional interests to the production payment parties at a negotiated purchase price. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In February 2001, the Company closed a Fourth Supplement to the production payment whereby the Company received $19.8 million in exchange for additional properties being made subject to the production payment. In July 2001, the Company closed a Fifth Supplement to the production payment whereby the Company received $15.0 million. In September 2001, the Company closed a Sixth and Seventh Supplement to the production payment whereby the Company received $15.0 million. As of July 31, 2001, the aggregate purchase price of all interests purchased pursuant to this production payment drilling program was $61.8 million and the outstanding balance of the production payment was $41.3 million, of which $0.7 million attributable to produced volumes is included in accrued liabilities. The Oil and Gas Revolving Credit Term Loan Agreement (the "Oil and Gas Facility") entered into by the Company, as borrower, Galveston Bay Processing Corporation and Galveston Bay Pipeline Company, as Guarantors, and with GMACC, as a Lender and as Agent, places certain restrictions on the amount that may be outstanding under the production payment. Certain of these restrictions were waived by the required lenders in connection with the Sixth and Seventh Supplements to the production payment.

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


4.       HEDGE AGREEMENTS

      Pursuant to the terms of the Company's production payment agreement entered into in March 2000, the production payment purchasers entered into the following hedge arrangements with respect to a portion of the natural gas and condensate production associated therewith and which effectively hedged a portion of the Company's production:

                                                                             CONTRACT PRICE
                                                                            -----------------
                                                              TOTAL               COLLAR
                                                            VOLUMES IN      -----------------
      PERIOD                                                MMBtus/Bbls      FLOOR    CEILING
      ------                                                -----------     -------   -------
      Natural gas:
         February 2001 - March 2001.....................        737,500     $  2.35   $  3.95
      Condensate:
         February 2001 - March 2001.....................         59,000       18.50     29.25

      Under these contracts, the counterparty was required to make payment to the production payment purchaser if the settlement price (based on New York Mercantile Exchange prices) for the period was below the floor, and the production payment purchaser was required to make payment to the counterparty if the settlement price for any period was above the ceiling price. For the six months ended July 31, 2001, the Company recognized losses of $1.6 million under these contracts.

      In July and September 2001, the production payment purchasers entered into the following hedging arrangements (settlement price based on a published industry index of natural gas prices at Houston Ship Channel) with respect to a portion of the Company's natural gas production:

                                                                             CONTRACT PRICE
                                                                            -----------------
                                                               TOTAL              COLLAR
                                                            VOLUMES IN      -----------------
      PERIOD                                                  MMBtus         FLOOR    CEILING
      ------                                                -----------     -------   -------
      Natural gas:
         August 2001 - July 2002........................      2,555,000     $  3.30   $  3.95
         November 2001 - March 2002.....................      1,510,000        2.85      3.30
         April 2002 - October 2002......................      1,070,000        2.85      3.35

      At July 31, 2001, the Company estimated that these contracts had no fair value.

      In November 2000, the Company entered into the following commodity price hedging arrangement with respect to a portion of the Company's natural gas production:

                                                                             CONTRACT PRICE
                                                                            -----------------
                                                               TOTAL              COLLAR
                                                            VOLUMES IN      -----------------
      PERIOD                                                  MMBtus         FLOOR    CEILING
      ------                                                -----------     -------   -------
      Natural gas:
         February 2001 - November 2001..................      6,060,000     $  3.50   $  6.00

      Under terms of this collar transaction, the counterparty is required to make payment to the Company if the settlement price (based on a published industry index of natural gas prices at Houston Ship Channel) for any settlement period is below the floor price for such transaction and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. This hedging arrangement is supported by a letter of credit for drawings by the counterparty of up to $6.5 million. For the six months ended July 31, 2001, the Company recognized a nominal hedging gain under this contract. At July 31, 2001, the Company estimated that this contract had a value of approximately $0.4 million.

      Because substantially all of its long-term obligations at July 31, 2001 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility ($6.2 million outstanding at July

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


31, 2001) are subject to a rate of interest that fluctuates based on short-term interest rates. The Company had no open interest rate hedge positions at July 31, 2001.

5.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      The following information reflects TransTexas' noncash financing activities (in thousands of dollars):

                                                                     SIX MONTHS ENDED
                                                                         JULY 31,
                                                               -----------------------------
                                                                  2001             2000
                                                               ------------     ------------
      Financing activities:
        Accretion of preferred stock ....................      $     20,502     $     15,121
                                                               ============     ============
        Cancellation of old common stock.................      $       --       $        740
                                                               ============     ============
        Issuance of new common stock.....................      $       --       $         12
                                                               ============     ============

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

      Palmyra Minerals. The suit concerns the claims of several royalty owners, Palmyra Minerals Ltd., et al., under several oil and gas leases held by TransTexas. Plaintiffs alleged that TransTexas underpaid royalties due the plaintiffs under the leases back to the date of first production from the involved wells. Plaintiffs originally claimed approximately $2.8 million, including alleged underpayments and interest thereon. Plaintiffs asserted entitlement to recovery under various theories including breach of contract, violation of Section 91.401, et seq., of the Texas Natural Resources Code, breach of the implied and express duty to market, negligence per se, and constructive trust. The plaintiffs asserted identical claims in TransTexas' bankruptcy proceeding. The claims were consolidated with the adversary proceeding. This matter was tried in the Bankruptcy Court on February 13 and 14, 2001. No decision has yet been rendered. Post-trial briefs were filed on September 12, 2001. The claims of all but one of the plaintiffs have been settled. The sole remaining claim is for approximately $300,000. TransTexas has paid the maximum potential recovery by the remaining plaintiff into the registry of the Bankruptcy Court.

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

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


7.    PREFERRED STOCK DIVIDENDS

      On May 30, 2001, the Board of Directors of the Company authorized the payment of quarterly dividends to the holders of the Company's Preferred Stock of record on June 1, 2001. The quarterly dividends were paid in-kind on June 15, 2001 in additional shares of Preferred Stock of the same class at an annual rate of $0.20 per share for each share of Series A Senior Preferred Stock and at an annual rate of $0.10 per share for each of Series A Junior Preferred Stock in accordance with the Certificate of Designation for Series A Senior Preferred Stock and the Certificate of Designation for Series A Junior Preferred Stock, respectively. Fractional shares were not issued but were settled in cash.

8.       IMPAIRMENT OF GAS AND OIL PROPERTIES

      TransTexas uses the full cost method of accounting for exploration and development costs. Under this method of accounting, net capitalized costs of gas and oil properties are limited to the lower of unamortized cost or the cost center ceiling. As of July 31, 2001, TransTexas' net capitalized costs of gas and oil properties exceeded the cost center ceiling resulting in a non-cash pre-tax loss of approximately $56.8 million for the three and six months ended July 31, 2001.

9.    SUPPLEMENTAL GUARANTOR INFORMATION

      Galveston Bay Pipeline Company and Galveston Bay Processing Corporation are guarantors of the 15% Senior Secured Notes due 2005 (the "Notes") and the Oil and Gas Facility. Separate financial statements of the Guarantors are not considered to be material to holders of the Notes and GMACC. The following condensed consolidating financial statements present supplemental information of the Guarantors as of and for the three and six-month periods ended July 31, 2001.

                           TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JULY 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                         GALVESTON    GALVESTON
                                                                            BAY          BAY                        CONSOLIDATED
                                                           TRANSTEXAS    PIPELINE     PROCESSING    ELIMINATIONS     TRANSTEXAS
                                                           ----------    ---------    ----------    ------------    ------------
                 ASSETS
Current assets:
   Cash and cash equivalents ...........................   $    5,967    $      63    $      296    $         --    $      6,326
   Accounts receivable, net ............................       20,487           --           353              --          20,840
   Receivables from affiliates .........................       14,652           --            --         (14,639)             13
   Inventories .........................................        1,779           --            --              --           1,779
   Other current assets ................................        1,495          184             6              --           1,685
                                                           ----------    ---------    ----------    ------------    ------------
       Total current assets ............................       44,380          247           655         (14,639)         30,643
                                                           ----------    ---------    ----------    ------------    ------------
Property and equipment .................................      496,163        2,225        11,518              --         509,906
Less accumulated depreciation, depletion and
  amortization .........................................      176,222          450         2,710              --         179,382
                                                           ----------    ---------    ----------    ------------    ------------
       Net property and equipment ......................      319,941        1,775         8,808              --         330,524
                                                           ----------    ---------    ----------    ------------    ------------
Other assets ...........................................        2,511           --            --              (2)          2,509
                                                           ----------    ---------    ----------    ------------    ------------
                                                           $  366,832    $   2,022    $    9,463    $    (14,641)   $    363,676
                                                           ==========    =========    ==========    ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term debt .................   $    3,116    $      --    $       70    $         --    $      3,186
  Accounts payable .....................................       24,280           48           348              --          24,676
  Accrued liabilities ..................................       27,233           --            53              --          27,286
                                                           ----------    ---------    ----------    ------------    ------------
       Total current liabilities .......................       54,629           48           471              --          55,148
                                                           ----------    ---------    ----------    ------------    ------------
Payable to affiliates ..................................           --        1,663        12,976         (14,639)             --
Long-term debt, net of current maturities ..............      267,415          803           182              --         268,400
Production payments, net of current portion ............       40,604           --            --              --          40,604
Other liabilities ......................................        7,586           --            --              --           7,586
Redeemable preferred stock .............................       46,224           --            --              --          46,224
Stockholders' equity (deficit):
  Common stock .........................................           12           --            --              --              12
  Additional paid-in capital ...........................       25,013            1             1              (2)         25,013
  Accumulated deficit ..................................      (75,047)        (493)       (4,167)             --         (79,707)
  Accumulated other comprehensive income ...............          396           --            --              --             396
                                                           ----------    ---------    ----------    ------------    ------------
       Total stockholders' equity (deficit) ............      (49,626)        (492)       (4,166)             (2)        (54,286)
                                                           ----------    ---------    ----------    ------------    ------------
                                                           $  366,832    $   2,022    $    9,463    $    (14,641)   $    363,676
                                                           ==========    =========    ==========    ============    ============

                           TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                        GALVESTON    GALVESTON
                                                                           BAY          BAY                        CONSOLIDATED
                                                          TRANSTEXAS    PIPELINE     PROCESSING    ELIMINATIONS     TRANSTEXAS
                                                          ----------    ---------    ----------    ------------    ------------
                           ASSETS
Current assets:
   Cash and cash equivalents ..........................   $   19,902    $      39    $      774    $         --    $     20,715
   Accounts receivable ................................       42,127           --           406              --          42,533
   Receivables from affiliates ........................       11,660           --            --         (11,639)             21
   Inventories ........................................        1,476           --            --              --           1,476
   Other ..............................................        2,486           --            35              --           2,521
                                                          ----------    ---------    ----------    ------------    ------------
       Total current assets ...........................       77,651           39         1,215         (11,639)         67,266
                                                          ----------    ---------    ----------    ------------    ------------
Property and equipment ................................      401,290        1,917        10,604              --         413,811
Less accumulated depreciation, depletion and
 amortization .........................................       79,181          314         1,988              --          81,483
                                                          ----------    ---------    ----------    ------------    ------------
       Net property and equipment .....................      322,109        1,603         8,616              --         332,328
                                                          ----------    ---------    ----------    ------------    ------------
Other assets ..........................................        2,651           --            --              (2)          2,649
                                                          ----------    ---------    ----------    ------------    ------------
                                                          $  402,411    $   1,642    $    9,831    $    (11,641)   $    402,243
                                                          ==========    =========    ==========    ============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt ...............   $    3,641    $      14    $      614    $         --    $      4,269
   Accounts payable ...................................        9,070           27           158              --           9,255
   Accrued liabilities ................................       33,145           --             8              --          33,153
                                                          ----------    ---------    ----------    ------------    ------------
       Total current liabilities ......................       45,856           41           780              --          46,677
                                                          ----------    ---------    ----------    ------------    ------------
Payable to affiliates .................................           --        1,114        10,525         (11,639)             --
Long-term debt, net of current maturities .............      280,240          828           203              --         281,271
Production payments, net of current portion ...........       12,732           --            --              --          12,732
Deferred income taxes .................................        9,984           --            --              --           9,984
Other liabilities .....................................        8,011           --            --              --           8,011
Redeemable preferred stock ............................       25,722           --            --              --          25,722
Stockholders' equity (deficit):
   Common stock .......................................           12           --            --              --              12
   Additional paid-in capital .........................       25,013            1             1              (2)         25,013
   Accumulated deficit ................................       (5,159)        (342)       (1,678)             --          (7,179)
                                                          ----------    ---------    ----------    ------------    ------------
       Total stockholders' equity (deficit) ...........       19,866         (341)       (1,677)             (2)         17,846
                                                          ----------    ---------    ----------    ------------    ------------
                                                          $  402,411    $   1,642    $    9,831    $    (11,641)   $    402,243
                                                          ==========    =========    ==========    ============    ============

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JULY 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                        GALVESTON    GALVESTON
                                                                           BAY          BAY                        CONSOLIDATED
                                                          TRANSTEXAS    PIPELINE     PROCESSING    ELIMINATIONS     TRANSTEXAS
                                                          ----------    ---------    ----------    ------------    ------------
Revenues:
   Gas, condensate and natural gas liquids ............   $   29,837    $      --    $       --    $         --    $     29,837
   Other ..............................................           17           89           430            (411)            125
                                                          ----------    ---------    ----------    ------------    ------------
     Total revenues ...................................       29,854           89           430            (411)         29,962
                                                          ----------    ---------    ----------    ------------    ------------
Costs and expenses:
   Operating ..........................................        5,515            3         1,170            (411)          6,277
   Depreciation, depletion and amortization ...........       20,305           68           376              --          20,749
   General and administrative .........................        5,004            1            32              --           5,037
   Taxes other than income taxes ......................        1,627            1            24              --           1,652
   Impairment of gas and oil properties ...............       56,827           --            --              --          56,827
                                                          ----------    ---------    ----------    ------------    ------------
     Total costs and expenses .........................       89,278           73         1,602            (411)         90,542
                                                          ----------    ---------    ----------    ------------    ------------
     Operating income (loss) ..........................      (59,424)          16        (1,172)             --         (60,580)
                                                          ----------    ---------    ----------    ------------    ------------
Other income (expense):
   Interest income ....................................          144           --             2              --             146
   Interest expense, net ..............................       (7,853)         (76)         (385)             --          (8,314)
                                                          ----------    ---------    ----------    ------------    ------------
     Total other expense ..............................       (7,709)         (76)         (383)             --          (8,168)
                                                          ----------    ---------    ----------    ------------    ------------
     Loss before income taxes .........................      (67,133)         (60)       (1,555)             --         (68,748)
Income tax benefit - deferred .........................      (12,342)          --            --              --         (12,342)
                                                          ----------    ---------    ----------    ------------    ------------
     Net loss .........................................   $  (54,791)   $     (60)   $   (1,555)   $         --    $    (56,406)
                                                          ==========    =========    ==========    ============    ============

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JULY 31, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                        GALVESTON    GALVESTON
                                                                           BAY          BAY                        CONSOLIDATED
                                                          TRANSTEXAS    PIPELINE     PROCESSING    ELIMINATIONS     TRANSTEXAS
                                                          ----------    ---------    ----------    ------------    ------------
Revenues:
   Gas, condensate and natural gas liquids ............   $   43,625    $      --    $       --    $         --    $     43,625
   Other ..............................................          162          153         1,770          (1,470)            615
                                                          ----------    ---------    ----------    ------------    ------------
     Total revenues ...................................       43,787          153         1,770          (1,470)         44,240
                                                          ----------    ---------    ----------    ------------    ------------
Costs and expenses:
   Operating ..........................................        6,359           30           891          (1,470)          5,810
   Depreciation depletion and amortization ............       17,936           75           488              --          18,499
   General and administrative .........................        4,456           --           109              --           4,565
   Taxes other than income taxes ......................        2,124            3            33              --           2,160
                                                          ----------    ---------    ----------    ------------    ------------
     Total costs and expenses .........................       30,875          108         1,521          (1,470)         31,034
                                                          ----------    ---------    ----------    ------------    ------------
     Operating income .................................       12,912           45           249              --          13,206
                                                          ----------    ---------    ----------    ------------    ------------
Other income expense:
   Interest income ....................................          147           --            --              --             147
   Interest expense net ...............................       (8,425)         (43)          (61)             --          (8,529)
                                                          ----------    ---------    ----------    ------------    ------------
     Total other expense ..............................       (8,278)         (43)          (61)             --          (8,382)
                                                          ----------    ---------    ----------    ------------    ------------
     Income before income taxes .......................        4,634            2           188              --           4,824
Income taxes - deferred ...............................          907           --            --              --             907
                                                          ----------    ---------    ----------    ------------    ------------
     Net income .......................................   $    3,727    $       2    $      188    $         --    $      3,917
                                                          ==========    =========    ==========    ============    ============

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JULY 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                        GALVESTON    GALVESTON
                                                                           BAY          BAY                        CONSOLIDATED
                                                          TRANSTEXAS    PIPELINE     PROCESSING    ELIMINATIONS     TRANSTEXAS
                                                          ----------    ---------    ----------    ------------    ------------
Revenues:
   Gas, condensate and natural gas liquids ............   $   76,907    $      --    $       --    $         --    $     76,907
   Other ..............................................           68          141         1,607          (1,344)            472
                                                          ----------    ---------    ----------    ------------    ------------
     Total revenues ...................................       76,975          141         1,607          (1,344)         77,379
                                                          ----------    ---------    ----------    ------------    ------------
Costs and expenses:
   Operating ..........................................       10,002            4         2,504          (1,344)         11,166
   Depreciation, depletion and amortization ...........       40,224          136           722              --          41,082
   General and administrative .........................       10,395           --            33              --          10,428
   Taxes other than income taxes ......................        3,438            1            59              --           3,498
   Impairment of gas and oil properties ...............       56,827           --            --              --          56,827
                                                          ----------    ---------    ----------    ------------    ------------
     Total costs and expenses .........................      120,886          141         3,318          (1,344)        123,001
                                                          ----------    ---------    ----------    ------------    ------------
     Operating loss ...................................      (43,911)          --        (1,711)             --         (45,622)
                                                          ----------    ---------    ----------    ------------    ------------
Other income (expense):
   Interest income ....................................          434           --             4              --             438
   Interest expense, net ..............................      (15,893)        (151)         (782)             --         (16,826)
                                                          ----------    ---------    ----------    ------------    ------------
     Total other expense ..............................      (15,459)        (151)         (778)             --         (16,388)
                                                          ----------    ---------    ----------    ------------    ------------
     Loss before income taxes .........................      (59,370)        (151)       (2,489)             --         (62,010)
Income tax benefit - deferred .........................       (9,984)          --            --              --          (9,984)
                                                          ----------    ---------    ----------    ------------    ------------
     Net loss .........................................   $  (49,386)   $    (151)   $   (2,489)   $         --    $    (52,026)
                                                          ==========    =========    ==========    ============    ============

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JULY 31, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                        GALVESTON    GALVESTON
                                                                           BAY          BAY                        CONSOLIDATED
                                                          TRANSTEXAS    PIPELINE     PROCESSING    ELIMINATIONS     TRANSTEXAS
                                                          ----------    ---------    ----------    ------------    ------------
Revenues:
   Gas, condensate and natural gas liquids ............   $   81,657    $      --    $       --    $         --    $     81,657
   Other ..............................................          198          368         3,886          (3,260)          1,192
                                                          ----------    ---------    ----------    ------------    ------------
     Total revenues ...................................       81,855          368         3,886          (3,260)         82,849
                                                          ----------    ---------    ----------    ------------    ------------
Costs and expenses:
   Operating ..........................................       10,329           31         2,044          (3,260)          9,144
   Depreciation, depletion and amortization ...........       38,678          152         1,098              --          39,928
   General and administrative .........................        9,640          123           214              --           9,977
   Taxes other than income taxes ......................        3,562           20            63              --           3,645
                                                          ----------    ---------    ----------    ------------    ------------
     Total costs and expenses .........................       62,209          326         3,419          (3,260)         62,694
                                                          ----------    ---------    ----------    ------------    ------------
     Operating income .................................       19,646           42           467              --          20,155
                                                          ----------    ---------    ----------    ------------    ------------
Other income (expense):
   Interest income ....................................          320           --            --              --             320
   Interest expense, net ..............................      (17,523)        (204)         (156)             --         (17,883)
                                                          ----------    ---------    ----------    ------------    ------------
     Total other expense ..............................      (17,203)        (204)         (156)             --         (17,563)
                                                          ----------    ---------    ----------    ------------    ------------
     Income (loss) before income taxes ................        2,443         (162)          311              --           2,592
Income taxes - deferred ...............................          907           --            --              --             907
                                                          ----------    ---------    ----------    ------------    ------------
     Net income (loss) ................................   $    1,536    $    (162)   $      311    $         --    $      1,685
                                                          ==========    =========    ==========    ============    ============

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JULY 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                        GALVESTON    GALVESTON
                                                                           BAY          BAY                        CONSOLIDATED
                                                          TRANSTEXAS    PIPELINE     PROCESSING    ELIMINATIONS     TRANSTEXAS
                                                          ----------    ---------    ----------    ------------    ------------
Operating activities:
   Net loss ...........................................   $  (49,386)   $    (151)   $   (2,489)   $         --    $    (52,026)
   Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
     Depreciation, depletion and amortization .........       40,224          136           722              --          41,082
     Impairment of gas and oil properties .............       56,827           --            --              --          56,827
     Accretion of discount on long-term debt ..........          (64)          20            29              --             (15)
     Amortization of debt issue costs .................          246           --            --              --             246
     Deferred income taxes ............................       (9,984)          --            --              --          (9,984)
     Changes in assets and liabilities:
       Accounts receivable ............................       21,640           --            53              --          21,693
       Receivable from affiliates .....................       (2,992)          --            --           3,000               8
       Inventories ....................................         (303)          --            --              --            (303)
       Other current assets ...........................        1,387         (184)           29              --           1,232
       Accounts payable ...............................       15,210           21           190              --          15,421
       Accrued liabilities ............................       (4,536)          --            45              --          (4,491)
       Transactions with affiliates, net ..............           --          549         2,451          (3,000)             --
       Other liabilities ..............................         (425)          --            --              --            (425)
                                                          ----------    ---------    ----------    ------------    ------------
         Net cash provided by
          operating activities ........................       67,844          391         1,030              --          69,265
                                                          ----------    ---------    ----------    ------------    ------------
Investing activities:
   Capital expenditures ...............................      (94,800)        (308)         (885)             --         (95,993)
   Proceeds from the sale of assets ...................            2           --            --              --               2
                                                          ----------    ---------    ----------    ------------    ------------
         Net cash used by
           investing activities .......................      (94,798)        (308)         (885)             --         (95,991)
                                                          ----------    ---------    ----------    ------------    ------------
Financing activities:
   Issuance of production payments ....................       34,800           --            --              --          34,800
   Principal payments on production payments ..........       (8,304)          --            --              --          (8,304)
   Principal payments on long-term debt ...............       (1,487)         (59)         (623)             --          (2,169)
   Revolving credit agreement, net ....................      (11,794)          --            --              --         (11,794)
   Debt issue costs ...................................         (196)          --            --              --            (196)
                                                          ----------    ---------    ----------    ------------    ------------
         Net cash provided (used) by
          financing activities ........................       13,019          (59)         (623)             --          12,337
                                                          ----------    ---------    ----------    ------------    ------------
         Increase (decrease) in cash and
          cash equivalents ............................      (13,935)          24          (478)             --         (14,389)
Beginning cash and cash equivalents ...................       19,902           39           774              --          20,715
                                                          ----------    ---------    ----------    ------------    ------------
Ending cash and cash equivalents ......................   $    5,967    $      63    $      296    $         --    $      6,326
                                                          ==========    =========    ==========    ============    ============

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JULY 31, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                        GALVESTON    GALVESTON
                                                                           BAY          BAY                        CONSOLIDATED
                                                          TRANSTEXAS    PIPELINE     PROCESSING    ELIMINATIONS     TRANSTEXAS
                                                          ----------    ---------    ----------    ------------    ------------
Operating activities:
   Net income (loss) ..................................   $    1,536    $    (162)   $      311    $         --    $      1,685
   Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
      Depreciation, depletion and amortization ........       38,678          152         1,098              --          39,928
      Accretion of discount on long-term debt .........        3,455           38            98              --           3,591
      Amortization of debt issue costs ................          111           --            --              --             111
      Deferred income taxes ...........................          907           --            --              --             907
      Changes in assets and liabilities:
        Accounts receivable ...........................      (16,808)         110          (109)             --         (16,807)
        Receivable from affiliates ....................        1,100           --            --          (1,109)             (9)
        Inventories ...................................          384           --            --              --             384
        Other current assets ..........................       (1,956)          --            14              --          (1,942)
        Accounts payable ..............................       (3,691)          26           (35)             --          (3,700)
        Accrued liabilities ...........................       17,034            5            57              --          17,096
        Transactions with affiliates, net .............           --         (259)         (850)          1,109              --
        Other assets ..................................         (164)          (5)           --              --            (169)
        Other liabilities .............................      (25,264)          --            --              --         (25,264)
                                                          ----------    ---------    ----------    ------------    ------------
          Net cash provided (used) by
           operating activities .......................       15,322          (95)          584              --          15,811
                                                          ----------    ---------    ----------    ------------    ------------
Investing activities:
   Capital expenditures ...............................      (46,824)        (299)         (255)             --         (47,378)
   Proceeds from the sale of assets ...................           46          536            --              --             582
                                                          ----------    ---------    ----------    ------------    ------------
          Net cash provided (used) by
           investing activities .......................      (46,778)         237          (255)             --         (46,796)
                                                          ----------    ---------    ----------    ------------    ------------
Financing activities:
   Issuance of production payments ....................       12,500           --            --              --          12,500
   Principal payments on production payments ..........      (16,723)          --            --              --         (16,723)
   Issuance of long-term debt .........................       32,500           --            --              --          32,500
   Principal payments on long-term debt ...............      (12,620)        (145)         (614)             --         (13,379)
   Revolving credit agreement, net ....................        7,949           --            --              --           7,949
   Debt issue costs ...................................       (2,379)          --            --              --          (2,379)
                                                          ----------    ---------    ----------    ------------    ------------
          Net cash provided (used) by
           financing activities .......................       21,227         (145)         (614)             --          20,468
                                                          ----------    ---------    ----------    ------------    ------------
          Decrease in cash and cash equivalents .......      (10,229)          (3)         (285)             --         (10,517)
Beginning cash and cash equivalents ...................       17,851           44           393              --          18,288
                                                          ----------    ---------    ----------    ------------    ------------
Ending cash and cash equivalents ......................   $    7,622    $      41    $      108    $         --    $      7,771
                                                          ==========    =========    ==========    ============    ============

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

      TransTexas' operating data for the three and six months ended July 31, 2001 and 2000 are as follows:

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JULY 31,                           JULY 31,
                                                          ---------------------------        ---------------------------
                                                              2001          2000                 2001           2000
                                                          ------------   ------------        ------------   ------------
      Sales volumes:
           Gas (Bcf) ................................              5.5            6.7                11.3           13.7
           NGLs (MMgal) .............................              4.2           18.3                16.8           31.1
           Condensate (MBbls) .......................              235            392                 536            840
      Average prices:
           Gas (dry) (per Mcf) ......................     $       4.04   $       4.11        $       5.02   $       3.43
           NGLs (per gallon) ........................              .37            .34                 .45            .38
           Condensate (per Bbl) .....................            26.16          29.50               27.10          28.89
      Number of gross wells drilled .................                6              5                  10              8
      Percentage of wells completed .................              100%            80%                100%            63%

      A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JULY 31,                           JULY 31,
                                                          ---------------------------        ---------------------------
                                                              2001           2000                2001           2000
                                                          ------------   ------------        ------------   ------------
      Operating costs and expenses:
           Lease......................................    $        4.0   $        3.8        $        6.3   $        5.2
           Pipeline and gathering.....................             2.3            2.0                 4.9            3.9
                                                          ------------   ------------        ------------   ------------
                                                                   6.3            5.8                11.2            9.1
      Taxes other than income taxes
            (severance, property and other taxes).....             1.7            2.1                 3.5            3.6
                                                          ------------   ------------        ------------   ------------
                                                          $        8.0   $        7.9        $       14.7   $       12.7
                                                          ============   ============        ============   ============

      TransTexas' average depletion rates have been as follows:

                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                    JULY 31,                           JULY 31,
                                                          ---------------------------        ---------------------------
                                                              2001           2000                2001           2000
                                                          ------------   ------------        ------------   ------------
      Depletion rates (per Mcfe)......................    $       2.92   $       2.06        $       2.77   $       2.12
                                                          ============   ============        ============   ============

    Three Months Ended July 31, 2001 Compared with the Three Months Ended July 31, 2000

      Gas, condensate and NGL revenues for the three months ended July 31, 2001 decreased $13.8 million from the prior period, due primarily to lower sales volumes for all products. A portion of the lower sales volumes was caused by the unaffiliated third-party owner of the pipeline used to transport the Company's production from the Eagle Bay field shutting-in that pipeline for modifications from April 29 through May 19, 2001 and difficulties encountered in resuming full production. This shut-in period was mandated by regulatory agencies responsible for the Galveston Bay marine area. The average monthly prices received per Mcf of gas ranged from $3.44 to $5.22 in the three months ended July 31, 2001, compared to a range of $3.25 to $4.54 in the prior period.

      Lease operating expenses for the three months ended July 31, 2001 increased $0.2 million from the prior period due primarily to an increase in workover expenses. Pipeline and gathering expenses increased $0.3 million from the prior period due primarily to increased labor costs. Depreciation, depletion and amortization expense for the three months ended July 31, 2001 increased $2.3 million due to a $0.86 per Mcfe increase in the depletion rate. General and administrative expenses increased $0.5 million primarily as a result of increased personnel and related costs and professional fees. Taxes other than income taxes decreased by $0.4 million over the prior period due primarily to lower severance and production taxes. Interest expense for the three months ended July 31, 2001 decreased by $0.2 million from the prior period due primarily to a decrease in the amount of interest associated with reorganization debt. The impairment loss relates to a write-down of $56.8 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling in accordance with the full cost method of accounting. The cost center ceiling at July 31, 2001 decreased from that at April 30 and January 31, 2001 primarily due to a decrease in prices for natural gas and condensate.

    Six Months Ended July 31, 2001 Compared With the Six Months Ended July 31, 2000

      Gas, condensate and NGL revenues for the six months ended July 31, 2001 decreased $4.8 million from the prior period, due primarily to lower sales volumes. A portion of the lower sales volumes was caused by the unaffiliated third-party owner of the pipeline used to transport the Company's production from the Eagle Bay field shutting-in that pipeline for modifications from April 29 through May 19, 2001 and difficulties encountered in resuming full production. This shut-in period was mandated by regulatory agencies responsible for the Galveston Bay marine area. The average monthly prices received per Mcf of gas ranged from $3.44 to $6.73 in the six months ended July 31, 2001, compared to a range of $2.64 to $4.54 in the prior period.

      Lease operating expenses for the six months ended July 31, 2001 increased $1.1 million from the prior period due primarily to an increase in workover expenses and labor costs. Pipeline and gathering expenses increased $1.0 million from the prior period due primarily to higher labor costs and the increased cost of natural gas used in operations. Depreciation, depletion and amortization expense for the six months ended July 31, 2001 increased $1.2 million due to a $0.65 per Mcfe increase in the depletion rate. General and administrative expenses increased $0.5 million primarily as a result of increased personnel and related costs and professional fees. Interest expense for the six months ended July 31, 2001 decreased by $1.1 million from the prior period due primarily to a decrease in the amount of interest associated with reorganization debt. The impairment loss relates to a write-down of $56.8 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling in accordance with the full cost method of accounting. The cost center ceiling at July 31, 2001 decreased from that at April 30 and January 31, 2001 primarily due to a decrease in prices for natural gas and condensate.

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

      On the Effective Date, the Company and GMAC Commercial Credit LLC ("GMACC") entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $20 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest monthly in arrears at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1%. In July 2001, GMACC agreed to make advances of $3.0 million in excess of a predetermined formula ("Overadvances") used to calculate the amount that the Company can borrow under the Accounts Receivable Facility. The Company utilized the Overadvances in August 2001.

These Overadvances will be repaid in monthly installments of $1.0 million beginning September 2001. As of July 31, 2001, the outstanding principal balance under the Accounts Receivable Facility was $6.2 million with availability for additional advances of approximately $5.2 million. The Accounts Receivable Facility terminates on March 14, 2005.

      In March 2000, TransTexas entered into a production payment drilling program agreement with two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties ("Subject Interests"). The Company has the right to offer additional interests to the production payment parties at a negotiated purchase price. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In February 2001, the Company closed a Fourth Supplement to the production payment whereby the Company received $19.8 million in exchange for additional properties being made subject to the production payment. In July 2001, the Company closed a Fifth Supplement to the production payment whereby the Company received $15.0 million. In September 2001, the Company closed a Sixth and Seventh Supplement to the production payment whereby the Company received $15.0 million. As of July 31, 2001, the aggregate purchase price of all interests purchased pursuant to this production payment drilling program was $61.8 million and the outstanding balance of the production payment was $41.3 million, of which $0.7 million attributable to produced volumes is included in accrued liabilities. The Oil and Gas Revolving Credit Term Loan Agreement (the "Oil and Gas Facility") entered into by the Company, as borrower, Galveston Bay Processing Corporation and Galveston Bay Pipeline Company, as Guarantors, and with GMACC, as a Lender and as Agent, places certain restrictions on the amount that may be outstanding under the production payment. Certain of these restrictions were waived by the required lenders in connection with the Sixth and Seventh Supplements to the production payment.

      TransTexas is highly leveraged and has significant cash requirements for debt service and significant charges for Preferred Stock dividends to net income available for common stockholders.

      In order to maintain or increase proved oil and gas reserves, TransTexas must continue to make substantial capital expenditures for the exploration and development of its natural gas and oil prospects. For the six months ended July 31, 2001, total capital expenditures incurred were $96 million, including $6 million for nonproducing leases and seismic, $6 million for capitalized interest, $78 million for drilling and development and $6 million for gas gathering and other equipment. Capital expenditures for fiscal 2002 are estimated to be approximately $130 million, including approximately $13 million of capitalized interest. Management plans to fund TransTexas 2002 debt service requirements and capital expenditures with cash flows from existing producing properties, certain identified relatively low risk exploratory prospects to be drilled and completed during fiscal 2002, additional production payment financing and sales of certain assets. Should TransTexas' drilling prospects not be productive or should oil and gas prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of TransTexas' debt documents and Series A Senior Preferred Stock (the "Senior Preferred Stock").

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

      As a former member of the affiliated group for tax purposes (the "TNGC Consolidated Group") which included TNGC Holdings Corporation ("TNGC"), the sole stockholder of TransAmerican, TransAmerican, TransAmerican Energy Corporation, TransTexas and TransAmerican Refining Corporation, TransTexas will be severally liable for any tax liability resulting from any transaction of the TNGC Consolidated Group that occurred during any taxable year of the TNGC Consolidated Group during which TransTexas was a member, including the above-described transaction. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and 1995. The Company has not been advised by the IRS as to whether any tax deficiencies will be proposed by the IRS as result of its review.

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

      Pursuant to the terms of the Company's production payment agreement entered into in March 2000, the production payment purchasers entered into the following hedge arrangements with respect to a portion of the natural gas and condensate production associated therewith and which effectively hedge a portion of the Company's production:

                                                                             CONTRACT PRICE
                                                                            -----------------
                                                              TOTAL               COLLAR
                                                            VOLUMES IN      -----------------
      PERIOD                                                MMBtus/Bbls      FLOOR    CEILING
      ------                                                -----------     -------   -------
      Natural gas:
        February 2001 - March 2001...................           737,500     $  2.35   $  3.95
      Condensate:
        February 2001 - March 2001...................            59,000       18.50     29.25

      Under these contracts, the counterparty was required to make payment to the production payment purchaser if the settlement price (based on New York Mercantile Exchange prices) for the period was below the floor, and the production payment purchaser was required to make payment to the counterparty if the settlement price for any period was above the ceiling price. For the six months ended July 31, 2001, the Company recognized losses of $1.6 million under these contracts.

      In July and September 2001, the production payment purchasers entered into the following hedging arrangements (settlement price based on a published industry index of natural gas prices at Houston Ship Channel) with respect to a portion of the Company's natural gas production:

                                                                             CONTRACT PRICE
                                                                            -----------------
                                                               TOTAL             COLLAR
                                                             VOLUMES IN     -----------------
      PERIOD                                                   MMBtus        FLOOR    CEILING
      ------                                                 ----------     -------   -------
      Natural gas:
        August 2001 - July 2002......................         2,555,000     $  3.30   $  3.95
        November 2001 - March 2002...................         1,510,000        2.85      3.30
        April 2002 - October 2002....................         1,070,000        2.85      3.35

      At July 31, 2001, the Company estimated that these contracts had no fair value.

      In November 2000, the Company entered into the following commodity price hedging arrangement with respect to a portion of the Company's natural gas production:

                                                                             CONTRACT PRICE
                                                                            -----------------
                                                               TOTAL              COLLAR
                                                             VOLUMES IN     -----------------
      PERIOD                                                   MMBtus        FLOOR    CEILING
      ------                                                 ----------     -------   -------
      Natural gas:
        February 2001 - November  2001...............         6,060,000     $  3.50   $  6.00

      Under terms of this collar transaction, the counterparty is required to make payment to the Company if the settlement price (based on a published industry index of natural gas prices at Houston Ship Channel) for any settlement period is below the floor price for such transaction and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. This hedging arrangement is supported by a letter of credit for drawings by the counterparty of up to $6.5 million. For the six months ended July 31, 2001, the Company recognized a nominal hedging gain under this contract. At July 31, 2001, the Company estimated that this contract had value of approximately $0.4 million.

      Because substantially all of its long-term obligations at July 31, 2001 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility ($6.2 million outstanding at July 31, 2001) are subject to a rate of interest that fluctuates based on short-term interest rates. The Company had no open interest rate hedge positions at July 31, 2001.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         See Note 6 to the condensed consolidated financial statements for a discussion of TransTexas' legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting on June 27, 2001. The matters voted on included:

1. The election of two persons to serve as Class I directors of the Company for a three-year term. Votes representing shares of Series A Senior Preferred Stock were cast (or shares were not voted) on this proposal as follows:

                                         For             Withheld           Not Voted
                                     ------------       ----------        -------------
        Ted E. Davis                  162,937,857           33,408          107,424,540
        Walter S. Piontek             162,937,857           33,408          107,424,540

2. Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for fiscal year 2002. Votes representing shares of all classes of stock were cast (or shares were not voted) on this proposal as follows:

                                For             Withheld           Abstained          Not Voted
                            ------------       ----------        -------------      -------------
                             182,587,841           22,368                5,855        111,896,664

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

     Exhibit
     Number                              Description
     -------                             -----------
      10.1   -  Amendment No. 1 to Oil and Gas Revolving Credit and Term Loan
                Agreement dated September 7, 2001 among GMAC Commercial Credit
                LLC, as Lender and Agent, TransTexas as Borrower, and Galveston
                Bay Processing Corporation and Galveston Bay Pipeline Company,
                as Guarantors.

      10.2   -  Fifth Supplement to Purchase Agreement, dated July 9, 2001.

      10.3   -  Fifth Supplement to Production Payment Conveyance, dated
                July 9, 2001.

      10.4   -  Sixth Supplement to Purchase Agreement, dated September 10,
                2001.

      10.5   -  Sixth Supplement to Production Payment Conveyance, dated
                September 10, 2001.

      10.6   -  Seventh Supplement to Purchase Agreement, dated September 10,
                2001.

      10.7   -  Seventh Supplement to Production Payment Conveyance, dated
                September 10, 2001.

(b)     Reports on Form 8-K:

        There were no reports on Form 8-K filed during the three months ended July 31, 2001.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            TRANSTEXAS GAS CORPORATION



                                  By:             /s/ ED DONAHUE
                                     -------------------------------------------
                                                    Ed Donahue
                                     Vice President and Chief Financial Officer


September 14, 2001

                                 EXHIBIT INDEX

     Exhibit
     Number                              Description
     -------                             -----------
      10.1   -  Amendment No. 1 to Oil and Gas Revolving Credit and Term Loan
                Agreement dated September 7, 2001 among GMAC Commercial Credit
                LLC, as Lender and Agent, TransTexas as Borrower, and Galveston
                Bay Processing Corporation and Galveston Bay Pipeline Company,
                as Guarantors.

      10.2   -  Fifth Supplement to Purchase Agreement, dated July 9, 2001.

      10.3   -  Fifth Supplement to Production Payment Conveyance, dated
                July 9, 2001.

      10.4   -  Sixth Supplement to Purchase Agreement, dated September 10,
                2001.

      10.5   -  Sixth Supplement to Production Payment Conveyance, dated
                September 10, 2001.

      10.6   -  Seventh Supplement to Purchase Agreement, dated September 10,
                2001.

      10.7   -  Seventh Supplement to Production Payment Conveyance, dated
                September 10, 2001.