Form 10-Q
period 2001-10-31
TRANSTEXAS GAS CORP
filed 2001-12-17
CIK 904977

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         The number of shares of common stock of the registrant outstanding on December 17, 2001 was 1,250,251, consisting of 1,002,751 shares of Class A Common Stock and 247,500 shares of Class B Common Stock.


================================================================================

                           TRANSTEXAS GAS CORPORATION

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----

                                                        PART I
                                                 FINANCIAL INFORMATION

Item 1.    Financial Statements:
              Report of Independent Accountants..............................................................       2
              Condensed Consolidated Balance Sheet as of October 31, 2001 and January 31, 2001...............       3
              Condensed Consolidated Statement of Operations for the Three and Nine Months Ended
                 October 31, 2001 and 2000...................................................................       4
              Condensed Consolidated Statement of Cash Flows for the Nine Months Ended
                 October 31, 2001 and 2000...................................................................       5
              Notes to Condensed Consolidated Financial Statements...........................................       6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations.....................................................................................      20
Item 3.    Quantitative and Qualitative Disclosures About Market Risk........................................      23

                                                        PART II
                                                   OTHER INFORMATION

Item 1.    Legal Proceedings.................................................................................      25
Item 6.    Exhibits and Reports on Form 8-K..................................................................      25
Signature....................................................................................................      26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of TransTexas Gas Corporation

      We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation (the "Company") as of October 31, 2001, and the related condensed consolidated statements of operations for the three and nine month periods ended October 31, 2001 and 2000 and the consolidated statement of cash flows for the nine months ended October 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



PricewaterhouseCoopers LLP


Houston, Texas
December 13, 2001

                           TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                            OCTOBER 31,       JANUARY 31,
                                                                               2001              2001
                                                                           ------------      ------------
                                ASSETS
Current assets:
   Cash and cash equivalents .........................................     $     23,561      $     20,715
   Accounts receivable ...............................................           25,290            42,533
   Receivable from affiliates ........................................               17                21
   Inventories .......................................................            1,545             1,476
   Other .............................................................            1,666             2,521
                                                                           ------------      ------------
        Total current assets .........................................           52,079            67,266
                                                                           ------------      ------------
Property and equipment ...............................................          486,331           413,811
Less accumulated depreciation, depletion and amortization ............          245,780            81,483
                                                                           ------------      ------------
   Net property and equipment - based on the full cost method of accounting for gas and oil properties of which $53,852 and
     $81,381 was excluded from amortization at October 31, 2001
     and January 31, 2001, respectively ..............................          240,551           332,328
                                                                           ------------      ------------
Other assets .........................................................            2,480             2,649
                                                                           ------------      ------------
                                                                           $    295,110      $    402,243
                                                                           ============      ============

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt ..............................     $      2,368      $      4,269
   Accounts payable ..................................................           10,715             9,255
   Accrued liabilities ...............................................           23,759            33,153
                                                                           ------------      ------------
        Total current liabilities ....................................           36,842            46,677
                                                                           ------------      ------------
Long-term debt, net of current maturities ............................          266,929           281,271
Production payments, net of current portion ..........................           45,409            12,732
Deferred income taxes ................................................               --             9,984
Other liabilities ....................................................            6,764             8,011
Redeemable preferred stock ...........................................           58,431            25,722
Commitments and contingencies (Note 6) ...............................               --                --
Stockholders' equity (deficit):
   Common stock, $0.01 par value, 100,247,500 shares
     authorized at October 31, 2001 and 1,250,251 shares issued
     and outstanding at October 31, 2001 and January 31, 2001 ........               12                12
   Additional paid-in capital ........................................           25,013            25,013
   Accumulated deficit ...............................................         (144,445)           (7,179)
   Accumulated other comprehensive income ............................              155                --
                                                                           ------------      ------------
        Total stockholders' equity (deficit) .........................         (119,265)           17,846
                                                                           ------------      ------------
                                                                           $    295,110      $    402,243
                                                                           ============      ============



     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                             OCTOBER 31,                       OCTOBER 31,
                                                                    -----------------------------     -----------------------------
                                                                        2001             2000             2001             2000
                                                                    ------------     ------------     ------------     ------------
Revenues:
   Gas, condensate and natural gas liquids .....................    $     32,108     $     49,528     $    109,015     $    131,185
   Other .......................................................             265              554              737            1,746
                                                                    ------------     ------------     ------------     ------------
         Total revenues ........................................          32,373           50,082          109,752          132,931
                                                                    ------------     ------------     ------------     ------------
Costs and expenses:
   Operating ...................................................           4,304            5,161           15,470           14,305
   Depreciation, depletion and amortization ....................          27,481           20,139           68,563           60,067
   General and administrative ..................................           4,559            4,108           14,987           14,085
   Taxes other than income taxes ...............................             685            1,630            4,183            5,275
   Impairment of gas and oil properties ........................          38,919               --           95,746               --
                                                                    ------------     ------------     ------------     ------------
         Total costs and expenses ..............................          75,948           31,038          198,949           93,732
                                                                    ------------     ------------     ------------     ------------
         Operating income (loss) ...............................         (43,575)          19,044          (89,197)          39,199
                                                                    ------------     ------------     ------------     ------------
Other income (expense):
   Interest income .............................................              48              113              486              433
   Interest expense, net .......................................          (9,004)          (8,522)         (25,830)         (26,405)
                                                                    ------------     ------------     ------------     ------------
         Total other expense ...................................          (8,956)          (8,409)         (25,344)         (25,972)
                                                                    ------------     ------------     ------------     ------------
         Income (loss) before income taxes .....................         (52,531)          10,635         (114,541)          13,227
Income tax expense (benefit) - deferred ........................              --            3,723           (9,984)           4,630
                                                                    ------------     ------------     ------------     ------------
         Net income (loss) .....................................    $    (52,531)    $      6,912     $   (104,557)    $      8,597
                                                                    ============     ============     ============     ============
Accretion of preferred stock ...................................    $     12,207     $      3,549     $     32,709     $     18,670
                                                                    ============     ============     ============     ============
         Net income (loss) available to common stockholders ....    $    (64,738)    $      3,363     $   (137,266)    $    (10,073)
                                                                    ============     ============     ============     ============
Basic and diluted net income (loss) per share ..................    $     (51.78)    $       2.69     $    (109.79)    $      (8.06)
                                                                    ============     ============     ============     ============
Weighted average number of shares outstanding for basic
   and diluted net income (loss) per share .....................       1,250,251        1,250,251        1,250,251        1,250,251
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

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                         OCTOBER 31,
                                                                               ------------------------------
                                                                                   2001              2000
                                                                               ------------      ------------
Operating activities:
   Net income (loss) .....................................................     $   (104,557)     $      8,597
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation, depletion and amortization ...........................           68,563            60,067
      Impairment of gas and oil properties ...............................           95,746                --
      Accretion of discount on long-term debt ............................               62             3,693
      Amortization of debt issue costs ...................................              377               239
      Deferred income taxes ..............................................           (9,984)            4,630
      Changes in assets and liabilities:
        Accounts receivable ..............................................           17,243           (17,039)
        Receivable from affiliates .......................................                4                40
        Inventories ......................................................              (69)               65
        Other current assets .............................................            1,010            (2,958)
        Accounts payable .................................................            1,460            (6,420)
        Accrued liabilities ..............................................          (12,309)           12,704
        Other assets .....................................................              (35)             (213)
        Other liabilities ................................................           (1,247)          (25,918)
                                                                               ------------      ------------
           Net cash provided by operating activities .....................           56,264            37,487
                                                                               ------------      ------------
Investing activities:
   Capital expenditures ..................................................         (122,066)          (72,489)
   Proceeds from the sale of assets ......................................           49,722             6,632
                                                                               ------------      ------------
           Net cash used by investing activities .........................          (72,344)          (65,857)
                                                                               ------------      ------------
Financing activities:
   Issuance of production payments .......................................           49,800            22,500
   Principal payments on production payments .............................          (14,208)          (29,867)
   Issuance of long-term debt ............................................            2,134            32,500
   Principal payments on long-term debt ..................................           (5,924)          (14,824)
   Revolving credit agreement, net .......................................          (12,566)            7,936
   Proceeds from short-swing sale ........................................               --                25
   Debt issue costs ......................................................             (310)           (2,467)
                                                                               ------------      ------------
           Net cash provided by financing activities .....................           18,926            15,803
                                                                               ------------      ------------
           Increase (decrease) in cash and cash equivalents ..............            2,846           (12,567)
Beginning cash and cash equivalents ......................................           20,715            18,288
                                                                               ------------      ------------
Ending cash and cash equivalents .........................................     $     23,561      $      5,721
                                                                               ============      ============



     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    GENERAL

      In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransTexas Gas Corporation ("TransTexas" or the "Company") as of October 31, 2001 and the results of its operations and cash flows for the interim periods ended October 31, 2001 and 2000. The condensed consolidated balance sheet as of January 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in TransTexas' annual report on Form 10-K for the year ended January 31, 2001. Unless otherwise noted, the terms "TransTexas" and the "Company" refer to TransTexas Gas Corporation and its subsidiaries, including Galveston Bay Processing Corporation and Galveston Bay Pipeline Company.

    Change in Accounting Principle and Comprehensive Income

      Effective February 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which was amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These pronouncements establish accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. The Company recorded a cumulative effect charge to comprehensive income of approximately $1.3 million to recognize the fair value of its liability under the Company's derivative instruments upon the adoption of SFAS
133. During the nine months ended October 31, 2001, decreases in the prevailing commodity prices for oil and natural gas have reduced the fair value of the Company's liability under its derivative instruments, which resulted in an adjustment to comprehensive income. A summary of the Company's comprehensive income and accumulated other comprehensive loss for the period ended October 31, 2001 is as follows (in thousands of dollars):

                                                                                                ACCUMULATED
                                                                                                   OTHER
                                                                             COMPREHENSIVE     COMPREHENSIVE
                                                                                  LOSS             INCOME
                                                                             -------------     -------------

         Balance at January 31, 2001 ....................................                       $         --
         Net loss for the nine months ended October 31, 2001 ............     $   (104,557)
         Cumulative effect of adopting SFAS 133 .........................           (1,282)           (1,282)
         Change in the fair value of hedge agreements ...................              293               293
         Reclassification adjustments for hedge agreement settlements ...            1,144             1,144
                                                                              ------------      ------------
                                                                              $   (104,402)     $        155
                                                                              ============      ============

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

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


    Recently Issued Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets."

      SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.

      SFAS 142 requires that goodwill as well as other intangible assets no longer be amortized to earnings, but instead be reviewed annually for impairment. SFAS 141 and SFAS 142 do not apply to the Company unless it enters into a future business combination.

      In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The Company is evaluating the impact of SFAS 143 that will be effective for the Company in February 2003.

      In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is evaluating the impact of SFAS 144 that will be effective for the Company in February 2002.

2.    LIQUIDITY

      In order to maintain or increase proved oil and gas reserves, TransTexas is required to make substantial capital expenditures for the exploration and development of natural gas and oil reserves in the normal course of business.

      TransTexas remains highly leveraged and a substantial portion of its cash flow will be required for debt service. In addition, cash flow from operations is dependent on the level of gas and oil prices, which are historically volatile. Management plans to fund TransTexas' remaining 2002 debt service requirements and capital expenditures with cash flows from existing producing properties, certain identified relatively low risk exploratory prospects to be drilled and completed during the remainder of fiscal 2002 and cash on hand. Should these drilling prospects not be productive or should oil and gas prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements.

3.    CREDIT AGREEMENT AND PRODUCTION PAYMENTS

    Credit Agreement

      On the Effective Date, the Company and GMAC Commercial Credit LLC ("GMACC") entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $20 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest monthly in arrears at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1%. In July 2001, GMACC agreed to make advances of $3.0 million in excess of a predetermined formula ("Overadvances") used to calculate the amount that the Company can borrow under the Accounts Receivable Facility. The Company utilized the Overadvances in August 2001 and repaid $2.0 million of the Overadvances in October 2001. As of October 31, 2001, the outstanding principal

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


balance under the Accounts Receivable Facility was $5.4 million with no availability for additional advances. The Accounts Receivable Facility terminates on March 14, 2005.

    Production Payments

      In March 2000, TransTexas entered into a production payment drilling program agreement with two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties ("Subject Interests"). The Company has the right to offer additional interests to the production payment parties at a negotiated purchase price. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In February 2001, the Company closed a Fourth Supplement to the production payment whereby the Company received $19.8 million in exchange for additional properties being made subject to the production payment. In July 2001, the Company closed a Fifth Supplement to the production payment whereby the Company received $15.0 million. In September 2001, the Company closed a Sixth and Seventh Supplement to the production payment whereby the Company received $15.0 million. As of October 31, 2001, the aggregate purchase price of all interests purchased pursuant to this production payment drilling program was $76.8 million and the outstanding balance of the production payment was $50.4 million, of which $5.0 million attributable to produced volumes is included in accrued liabilities. The Oil and Gas Revolving Credit Term Loan Agreement (the "Oil and Gas Facility") entered into by the Company, as borrower, Galveston Bay Processing Corporation and Galveston Bay Pipeline Company, as Guarantors, and with GMACC, as a Lender and as Agent, places certain restrictions on the amount that may be outstanding under the production payment. Certain of these restrictions were waived by the required lenders in connection with the Sixth and Seventh Supplements to the production payment.

4.    HEDGE AGREEMENTS

      Pursuant to the terms of the Company's production payment agreement entered into in March 2000, the production payment purchasers entered into hedge arrangements with respect to a portion of the natural gas and condensate production associated therewith and which effectively hedged a portion of the Company's production. Under these contracts, the counterparty was required to make payment to the production payment purchaser if the settlement price (based on New York Merchantile Exchange prices) for the period was below the floor, and the production payment purchaser was required to make payment to the counterparty if the settlement price for any period was above the ceiling price. For the nine months ended October 31, 2001 and 2000, the Company recognized losses of $1.6 million and $3.1 million, respectively, under these contracts. At October 31, 2001, the hedging arrangements described above have expired.

      In July and September 2001, the production payment purchasers entered into hedging arrangements (settlement price based on a published industry index of natural gas prices at Houston Ship Channel) with respect to a portion of the Company's natural gas production. At October 31, 2001, the Company had the following hedging arrangements:

                                                                            CONTRACT PRICE
                                                                       -------------------------
                                                          TOTAL                 COLLAR
                                                        VOLUMES IN     -------------------------
       PERIOD                                             MMBtus         FLOOR         CEILING
       ------                                           ----------     ----------     ----------
       Natural gas:
          November 2001 - July 2002 ...............      1,911,000     $     3.30     $     3.95
          November 2001 - March 2002 ..............      1,510,000           2.85           3.30
          April 2002 - October 2002 ...............      1,070,000           2.85           3.35

      For the nine months ended October 31, 2001, the Company recognized gains of $0.5 million under these contracts. At October 31, 2001, the Company estimated that these contracts had nominal value.

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


      In November 2000, the Company entered into a commodity price hedging arrangement with respect to a portion of the Company's natural gas production. At October 31, 2001, the Company had the following hedging arrangement:

                                                                            CONTRACT PRICE
                                                                       -------------------------
                                                          TOTAL                 COLLAR
                                                        VOLUMES IN     -------------------------
       PERIOD                                             MMBtus         FLOOR         CEILING
       ------                                           ----------     ----------     ----------
       Natural gas:
          November 2001 ...........................        600,000     $     3.50     $     6.00

      Under terms of this collar transaction, the counterparty is required to make payment to the Company if the settlement price (based on a published industry index of natural gas prices at Houston Ship Channel) for any settlement period is below the floor price for such transaction and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. For the nine months ended October 31, 2001, the Company recognized gains of $1.9 million under this contract. At October 31, 2001, the Company estimated that this contract had a value of approximately $0.2 million.

      Because substantially all of its long-term obligations at October 31, 2001 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility ($5.4 million outstanding at October 31, 2001) are subject to a rate of interest that fluctuates based on short-term interest rates. The Company had no open interest rate hedge positions at October 31, 2001.

5.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     The following information reflects TransTexas' noncash financing activities (in thousands of dollars):

                                                            NINE MONTHS ENDED
                                                               OCTOBER 31,
                                                        -------------------------
                                                           2001           2000
                                                        ----------     ----------
       Financing activities:
          Accretion of preferred stock ............     $   32,709     $   18,670
                                                        ==========     ==========
          Cancellation of old common stock ........     $       --     $      740
                                                        ==========     ==========
          Issuance of new common stock ............     $       --     $       12
                                                        ==========     ==========

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

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


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

    Drilling Rig Commitment

      During February 2001, TransTexas entered into a one-year contract with an independent contractor for utilization of a drilling rig capable of drilling wells to a depth of approximately 18,500 feet. TransTexas is utilizing this rig to drill wells in the Galveston Bay area. As of October 31, 2001, the balance remaining to be paid under this contract, which commenced in May 2001, was approximately $4.5 million.

    Gas Delivery Commitments

      TransTexas has entered into contracts with Tejas Ship Channel LLC for transportation of its production from the Eagle Bay field to the Winnie facilities at a fixed negotiated rate. Under these contracts, the Company is committed to deliver up to 75% of the initial 100,000 MMBtu per day of natural gas and associated condensate.

                           TRANSTEXAS GAS CORPORATION

                                   (UNAUDITED)


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

7.    PREFERRED STOCK DIVIDENDS

      On August 29, 2001, the Board of Directors of the Company authorized the payment of quarterly dividends to the holders of the Company's Preferred Stock of record on September 1, 2001. The quarterly dividends were paid in-kind on September 17, 2001 in additional shares of Preferred Stock of the same class at an annual rate of $0.20 per share for each share of Series A Senior Preferred Stock and at an annual rate of $0.10 per share for each share of Series A Junior Preferred Stock in accordance with the Certificate of Designation for Series A Senior Preferred Stock and the Certificate of Designation for Series A Junior Preferred Stock, respectively. Fractional shares were not issued but were settled in cash.

8.    GAS AND OIL PROPERTIES

      In October 2001, TransTexas sold its interest in the Bob West field in Zapata County, Texas for a sales price of $56.5 million, exclusive of closing costs. Net proceeds of $49.7 million received from this sale were reflected as a reduction of TransTexas' capitalized costs of its gas and oil properties.

      TransTexas uses the full cost method of accounting for exploration and development costs. Under this method of accounting, net capitalized costs of gas and oil properties are limited to the lower of unamortized cost or the cost center ceiling. As of October 31, 2001, TransTexas' net capitalized costs of gas and oil properties exceeded the cost center ceiling resulting in a non-cash pre-tax loss of approximately $38.9 million and $95.7 million for the three and nine month periods, respectively.

9.    SUPPLEMENTAL GUARANTOR INFORMATION

      Galveston Bay Pipeline Company and Galveston Bay Processing Corporation are guarantors of the 15% Senior Secured Notes due 2005 (the "Notes") and the Oil and Gas Facility. Separate financial statements of the Guarantors are not considered to be material to holders of the Notes and GMACC. The following condensed consolidating financial statements present supplemental information of the Guarantors as of and for the three and nine-month periods ended October 31, 2001.

                           TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          GALVESTON      GALVESTON
                                                                             BAY            BAY                       CONSOLIDATED
                                                           TRANSTEXAS      PIPELINE      PROCESSING    ELIMINATIONS    TRANSTEXAS
                                                           ----------     ----------     ----------    ------------   ------------
                    ASSETS
Current assets:
   Cash and cash equivalents ..........................    $   23,042     $       45     $      474     $       --     $   23,561
   Accounts receivable, net ...........................        25,128             --            162             --         25,290
   Receivables from affiliates ........................        15,510             --             --        (15,493)            17
   Inventories ........................................         1,545             --             --             --          1,545
   Other current assets ...............................         1,470            188              8             --          1,666
                                                           ----------     ----------     ----------     ----------     ----------
       Total current assets ...........................        66,695            233            644        (15,493)        52,079
                                                           ----------     ----------     ----------     ----------     ----------
Property and equipment ................................       472,518          2,256         11,557             --        486,331
Less accumulated depreciation, depletion and
  amortization ........................................       241,951            554          3,275             --        245,780
                                                           ----------     ----------     ----------     ----------     ----------
       Net property and equipment .....................       230,567          1,702          8,282             --        240,551
                                                           ----------     ----------     ----------     ----------     ----------
Other assets ..........................................         2,482             --             --             (2)         2,480
                                                           ----------     ----------     ----------     ----------     ----------
                                                           $  299,744     $    1,935     $    8,926     $  (15,495)    $  295,110
                                                           ==========     ==========     ==========     ==========     ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt ...............    $    2,293     $        2     $       73     $       --     $    2,368
   Accounts payable ...................................        10,520             12            183             --         10,715
   Accrued liabilities ................................        23,683             --             76             --         23,759
                                                           ----------     ----------     ----------     ----------     ----------
       Total current liabilities ......................        36,496             14            332             --         36,842
                                                           ----------     ----------     ----------     ----------     ----------
Payable to affiliates .................................            --          1,918         13,575        (15,493)            --
Long-term debt, net of current maturities .............       266,124            643            162             --        266,929
Production payments, net of current portion ...........        45,409             --             --             --         45,409
Other liabilities .....................................         6,764             --             --             --          6,764
Redeemable preferred stock ............................        58,431             --             --             --         58,431
Stockholders' equity (deficit):
   Common stock .......................................            12             --             --             --             12
   Additional paid-in capital .........................        25,013              1              1             (2)        25,013
   Accumulated deficit ................................      (138,660)          (641)        (5,144)            --       (144,445)
   Accumulated other comprehensive income .............           155             --             --             --            155
                                                           ----------     ----------     ----------     ----------     ----------
       Total stockholders' equity (deficit) ...........      (113,480)          (640)        (5,143)            (2)      (119,265)
                                                           ----------     ----------     ----------     ----------     ----------
                                                           $  299,744     $    1,935     $    8,926     $  (15,495)    $  295,110
                                                           ==========     ==========     ==========     ==========     ==========

                           TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          GALVESTON      GALVESTON
                                                                             BAY            BAY                       CONSOLIDATED
                                                           TRANSTEXAS      PIPELINE      PROCESSING    ELIMINATIONS    TRANSTEXAS
                                                           ----------     ----------     ----------    ------------   ------------
                        ASSETS
Current assets:
   Cash and cash equivalents ..........................    $   19,902     $       39     $      774     $       --     $   20,715
   Accounts receivable ................................        42,127             --            406             --         42,533
   Receivables from affiliates ........................        11,660             --             --        (11,639)            21
   Inventories ........................................         1,476             --             --             --          1,476
   Other ..............................................         2,486             --             35             --          2,521
                                                           ----------     ----------     ----------     ----------     ----------
       Total current assets ...........................        77,651             39          1,215        (11,639)        67,266
                                                           ----------     ----------     ----------     ----------     ----------
Property and equipment ................................       401,290          1,917         10,604             --        413,811
Less accumulated depreciation, depletion and
 amortization .........................................        79,181            314          1,988             --         81,483
                                                           ----------     ----------     ----------     ----------     ----------
       Net property and equipment .....................       322,109          1,603          8,616             --        332,328
                                                           ----------     ----------     ----------     ----------     ----------
Other assets ..........................................         2,651             --             --             (2)         2,649
                                                           ----------     ----------     ----------     ----------     ----------
                                                           $  402,411     $    1,642     $    9,831     $  (11,641)    $  402,243
                                                           ==========     ==========     ==========     ==========     ==========


   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt ...............    $    3,641     $       14     $      614     $       --     $    4,269
   Accounts payable ...................................         9,070             27            158             --          9,255
   Accrued liabilities ................................        33,145             --              8             --         33,153
                                                           ----------     ----------     ----------     ----------     ----------
       Total current liabilities ......................        45,856             41            780             --         46,677
                                                           ----------     ----------     ----------     ----------     ----------
 Payable to affiliates ................................            --          1,114         10,525        (11,639)            --
 Long-term debt, net of current maturities ............       280,240            828            203             --        281,271
 Production payments, net of current portion ..........        12,732             --             --             --         12,732
 Deferred income taxes ................................         9,984             --             --             --          9,984
 Other liabilities ....................................         8,011             --             --             --          8,011
 Redeemable preferred stock ...........................        25,722             --             --             --         25,722
 Stockholders' equity (deficit):
   Common stock .......................................            12             --             --             --             12
   Additional paid-in capital .........................        25,013              1              1             (2)        25,013
   Accumulated deficit ................................        (5,159)          (342)        (1,678)            --         (7,179)
                                                           ----------     ----------     ----------     ----------     ----------
       Total stockholders' equity (deficit) ...........        19,866           (341)        (1,677)            (2)        17,846
                                                           ----------     ----------     ----------     ----------     ----------
                                                           $  402,411     $    1,642     $    9,831     $  (11,641)    $  402,243
                                                           ==========     ==========     ==========     ==========     ==========

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED OCTOBER 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                     GALVESTON      GALVESTON
                                                                        BAY            BAY                       CONSOLIDATED
                                                      TRANSTEXAS      PIPELINE      PROCESSING    ELIMINATIONS    TRANSTEXAS
                                                      ----------     ----------     ----------    ------------   ------------

Revenues:
   Gas, condensate and natural gas liquids .......    $   32,108     $       --     $       --     $       --     $   32,108
   Other .........................................            31             39            938           (743)           265
                                                      ----------     ----------     ----------     ----------     ----------
     Total revenues ..............................        32,139             39            938           (743)        32,373
                                                      ----------     ----------     ----------     ----------     ----------
Costs and expenses:
   Operating .....................................         4,116              2            929           (743)         4,304
   Depreciation, depletion and amortization ......        26,812            104            565             --         27,481
   General and administrative ....................         4,532             10             17             --          4,559
   Taxes other than income taxes .................           663             --             22             --            685
   Impairment of gas and oil properties ..........        38,919             --             --             --         38,919
                                                      ----------     ----------     ----------     ----------     ----------
     Total costs and expenses ....................        75,042            116          1,533           (743)        75,948
                                                      ----------     ----------     ----------     ----------     ----------
     Operating loss ..............................       (42,903)           (77)          (595)            --        (43,575)
                                                      ----------     ----------     ----------     ----------     ----------
Other income (expense):
   Interest income ...............................            46             --              2             --             48
   Interest expense, net .........................        (8,549)           (71)          (384)            --         (9,004)
                                                      ----------     ----------     ----------     ----------     ----------
     Total other expense .........................        (8,503)           (71)          (382)            --         (8,956)
                                                      ----------     ----------     ----------     ----------     ----------
     Net loss ....................................    $  (51,406)    $     (148)    $     (977)    $       --     $  (52,531)
                                                      ==========     ==========     ==========     ==========     ==========

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED OCTOBER 31, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                 GALVESTON      GALVESTON
                                                                    BAY            BAY                       CONSOLIDATED
                                                  TRANSTEXAS      PIPELINE      PROCESSING    ELIMINATIONS    TRANSTEXAS
                                                  ----------     ----------     ----------    ------------   ------------

Revenues:
   Gas, condensate and natural gas liquids ...    $   49,528     $       --     $       --     $       --     $   49,528
   Other .....................................           188            145          1,575         (1,354)           554
                                                  ----------     ----------     ----------     ----------     ----------
     Total revenues ..........................        49,716            145          1,575         (1,354)        50,082
                                                  ----------     ----------     ----------     ----------     ----------
Costs and expenses:
   Operating .................................         5,432             (3)         1,086         (1,354)         5,161
   Depreciation depletion and amortization ...        19,558             88            493             --         20,139
   General and administrative ................         3,968              5            135             --          4,108
   Taxes other than income taxes .............         1,598              4             28             --          1,630
                                                  ----------     ----------     ----------     ----------     ----------
     Total costs and expenses ................        30,556             94          1,742         (1,354)        31,038
                                                  ----------     ----------     ----------     ----------     ----------
     Operating income (loss) .................        19,160             51           (167)            --         19,044
                                                  ----------     ----------     ----------     ----------     ----------
Other income (expense):
   Interest income ...........................           113             --             --             --            113
   Interest expense net ......................        (8,432)           (41)           (49)            --         (8,522)
                                                  ----------     ----------     ----------     ----------     ----------
     Total other expense .....................        (8,319)           (41)           (49)            --         (8,409)
                                                  ----------     ----------     ----------     ----------     ----------
     Income (loss) before income taxes .......        10,841             10           (216)            --         10,635
Income taxes - deferred ......................         3,723             --             --             --          3,723
                                                  ----------     ----------     ----------     ----------     ----------
     Net income (loss) .......................    $    7,118     $       10     $     (216)    $       --     $    6,912
                                                  ==========     ==========     ==========     ==========     ==========

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       NINE MONTHS ENDED OCTOBER 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                   GALVESTON      GALVESTON
                                                                      BAY            BAY                       CONSOLIDATED
                                                    TRANSTEXAS      PIPELINE      PROCESSING    ELIMINATIONS    TRANSTEXAS
                                                    ----------     ----------     ----------    ------------   ------------

Revenues:
   Gas, condensate and natural gas liquids .....    $  109,015     $       --     $       --     $       --     $  109,015
   Other .......................................            99            180          2,545         (2,087)           737
                                                    ----------     ----------     ----------     ----------     ----------
     Total revenues ............................       109,114            180          2,545         (2,087)       109,752
                                                    ----------     ----------     ----------     ----------     ----------
Costs and expenses:
   Operating ...................................        14,118              6          3,433         (2,087)        15,470
   Depreciation, depletion and amortization ....        67,036            240          1,287             --         68,563
   General and administrative ..................        14,927             10             50             --         14,987
   Taxes other than income taxes ...............         4,101              1             81             --          4,183
   Impairment of gas and oil properties ........        95,746             --             --             --         95,746
                                                    ----------     ----------     ----------     ----------     ----------
     Total costs and expenses ..................       195,928            257          4,851         (2,087)       198,949
                                                    ----------     ----------     ----------     ----------     ----------
     Operating loss ............................       (86,814)           (77)        (2,306)            --        (89,197)
                                                    ----------     ----------     ----------     ----------     ----------
Other income (expense):
   Interest income .............................           480             --              6             --            486
   Interest expense, net .......................       (24,442)          (222)        (1,166)            --        (25,830)
                                                    ----------     ----------     ----------     ----------     ----------
     Total other expense .......................       (23,962)          (222)        (1,160)            --        (25,344)
                                                    ----------     ----------     ----------     ----------     ----------
     Loss before income taxes ..................      (110,776)          (299)        (3,466)            --       (114,541)
Income tax benefit - deferred ..................        (9,984)            --             --             --         (9,984)
                                                    ----------     ----------     ----------     ----------     ----------
     Net loss ..................................    $ (100,792)    $     (299)    $   (3,466)    $       --     $ (104,557)
                                                    ==========     ==========     ==========     ==========     ==========

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       NINE MONTHS ENDED OCTOBER 31, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                     GALVESTON      GALVESTON
                                                                        BAY            BAY                       CONSOLIDATED
                                                      TRANSTEXAS      PIPELINE      PROCESSING    ELIMINATIONS    TRANSTEXAS
                                                      ----------     ----------     ----------    ------------   ------------

Revenues:
   Gas, condensate and natural gas liquids .......    $  131,185     $       --     $       --     $       --     $  131,185
   Other .........................................           386            513          5,461         (4,614)         1,746
                                                      ----------     ----------     ----------     ----------     ----------
     Total revenues ..............................       131,571            513          5,461         (4,614)       132,931
                                                      ----------     ----------     ----------     ----------     ----------
Costs and expenses:
   Operating .....................................        15,761             28          3,130         (4,614)        14,305
   Depreciation depletion and amortization .......        58,236            240          1,591             --         60,067
   General and administrative ....................        13,608            128            349             --         14,085
   Taxes other than income taxes .................         5,160             24             91             --          5,275
                                                      ----------     ----------     ----------     ----------     ----------
     Total costs and expenses ....................        92,765            420          5,161         (4,614)        93,732
                                                      ----------     ----------     ----------     ----------     ----------
     Operating income ............................        38,806             93            300             --         39,199
                                                      ----------     ----------     ----------     ----------     ----------
Other income (expense):
   Interest income ...............................           433             --             --             --            433
   Interest expense net ..........................       (25,955)          (245)          (205)            --        (26,405)
                                                      ----------     ----------     ----------     ----------     ----------
     Total other expense .........................       (25,522)          (245)          (205)            --        (25,972)
                                                      ----------     ----------     ----------     ----------     ----------
     Income (loss) before income taxes ...........        13,284           (152)            95             --         13,227
Income taxes - deferred ..........................         4,630             --             --             --          4,630
                                                      ----------     ----------     ----------     ----------     ----------
     Net income (loss) ...........................    $    8,654     $     (152)    $       95     $       --     $    8,597
                                                      ==========     ==========     ==========     ==========     ==========

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED OCTOBER 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                     GALVESTON      GALVESTON
                                                                        BAY            BAY                       CONSOLIDATED
                                                      TRANSTEXAS      PIPELINE      PROCESSING    ELIMINATIONS    TRANSTEXAS
                                                      ----------     ----------     ----------    ------------   ------------

Operating activities:
   Net loss ......................................    $ (100,792)    $     (299)    $   (3,466)    $       --    $   (104,557)
   Adjustments to reconcile net loss to
    net cash provided by operating activities:
     Depreciation, depletion and amortization ....        67,036            240          1,287             --          68,563
     Impairment of gas and oil properties ........        95,746             --             --             --          95,746
     Accretion of discount on long-term debt .....            (4)            29             37             --              62
     Amortization of debt issue costs ............           377             --             --             --             377
     Deferred income taxes .......................        (9,984)            --             --             --          (9,984)
     Changes in assets and liabilities:
       Accounts receivable .......................        16,999             --            244             --          17,243
       Receivable from affiliates ................        (3,850)            --             --          3,854               4
       Inventories ...............................           (69)            --             --             --             (69)
       Other current assets ......................         1,171           (188)            27             --           1,010
       Accounts payable ..........................         1,450            (15)            25             --           1,460
       Accrued liabilities .......................       (12,377)            --             68             --         (12,309)
       Transactions with affiliates, net .........            --            804          3,050         (3,854)             --
       Other assets ..............................           (35)            --             --             --             (35)
       Other liabilities .........................        (1,247)            --             --             --          (1,247)
                                                      ----------     ----------     ----------     ----------    ------------
         Net cash provided by
          operating activities ...................        54,421            571          1,272             --          56,264
                                                      ----------     ----------     ----------     ----------    ------------
Investing activities:
   Capital expenditures ..........................      (120,803)          (339)          (924)            --        (122,066)
   Proceeds from the sale of assets ..............        49,722             --             --             --          49,722
                                                      ----------     ----------     ----------     ----------    ------------
         Net cash used by
          investing activities ...................       (71,081)          (339)          (924)            --         (72,344)
                                                      ----------     ----------     ----------     ----------    ------------
Financing activities:
   Issuance of production payments ...............        49,800             --             --             --          49,800
   Principal payments on production payments .....       (14,208)            --             --             --         (14,208)
   Issuance of long-term debt ....................         2,134             --             --             --           2,134
   Principal payments on long-term debt ..........        (5,050)          (226)          (648)            --          (5,924)
   Revolving credit agreement, net ...............       (12,566)            --             --             --         (12,566)
   Debt issue costs ..............................          (310)            --             --             --            (310)
                                                      ----------     ----------     ----------     ----------     -----------
         Net cash provided (used) by
          financing activities ...................        19,800           (226)          (648)            --          18,926
                                                      ----------     ----------     ----------     ----------     -----------
         Increase (decrease) in cash and
          cash equivalents .......................         3,140              6           (300)            --           2,846
Beginning cash and cash equivalents ..............        19,902             39            774             --          20,715
                                                      ----------     ----------     ----------     ----------     -----------
Ending cash and cash equivalents .................    $   23,042     $       45     $      474     $       --     $    23,561
                                                      ==========     ==========     ==========     ==========     ===========

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED OCTOBER 31, 2000
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          GALVESTON      GALVESTON
                                                                             BAY            BAY                       CONSOLIDATED
                                                           TRANSTEXAS      PIPELINE      PROCESSING    ELIMINATIONS    TRANSTEXAS
                                                           ----------     ----------     ----------    ------------   ------------

Operating activities:
   Net income (loss) ..................................    $    8,654     $     (152)    $       95     $       --     $    8,597
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation, depletion and amortization ........        58,236            240          1,591             --         60,067
      Accretion of discount on long-term debt .........         3,496             52            145             --          3,693
      Amortization of debt issue costs ................           239             --             --             --            239
      Deferred income taxes ...........................         4,630             --             --             --          4,630
      Changes in assets and liabilities:
        Accounts receivable ...........................       (17,062)           110            (87)            --        (17,039)
        Receivable from affiliates ....................           774             --             --           (734)            40
        Inventories ...................................            65             --             --             --             65
        Other current assets ..........................        (2,885)           (23)           (50)            --         (2,958)
        Accounts payable ..............................        (6,510)            48             42             --         (6,420)
        Accrued liabilities ...........................        12,612              7             85             --         12,704
        Transactions with affiliates, net .............            --            (16)          (718)           734             --
        Other assets ..................................          (213)            --             --             --           (213)
        Other liabilities .............................       (25,918)            --             --             --        (25,918)
                                                           ----------     ----------     ----------     ----------     ----------
          Net cash provided by
           operating activities .......................        36,118            266          1,103             --         37,487
                                                           ----------     ----------     ----------     ----------     ----------
Investing activities:
   Capital expenditures ...............................       (71,510)          (585)          (394)            --        (72,489)
   Proceeds from the sale of assets ...................         6,096            536             --             --          6,632
                                                           ----------     ----------     ----------     ----------     ----------
          Net cash used by
           investing activities .......................       (65,414)           (49)          (394)            --        (65,857)
                                                           ----------     ----------     ----------     ----------     ----------
Financing activities:
   Issuance of production payments ....................        22,500             --             --             --         22,500
   Principal payments on production payments ..........       (29,867)            --             --             --        (29,867)
   Issuance of long-term debt .........................        32,500             --             --             --         32,500
   Principal payments on long-term debt ...............       (13,578)          (237)        (1,009)            --        (14,824)
   Revolving credit agreement, net ....................         7,936             --             --             --          7,936
   Proceeds from short-swing sale .....................            25             --             --             --             25
   Debt issue costs ...................................        (2,467)            --             --             --         (2,467)
                                                           ----------     ----------     ----------     ----------     ----------
          Net cash provided (used) by
           financing activities .......................        17,049           (237)        (1,009)            --         15,803
                                                           ----------     ----------     ----------     ----------     ----------
          Decrease in cash and cash equivalents .......       (12,247)           (20)          (300)            --        (12,567)
Beginning cash and cash equivalents ...................        17,851             44            393             --         18,288
                                                           ----------     ----------     ----------     ----------     ----------
Ending cash and cash equivalents ......................    $    5,604     $       24     $       93     $       --     $    5,721
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

      TransTexas' operating data for the three and nine months ended October 31, 2001 and 2000 are as follows:

                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    OCTOBER 31,                 OCTOBER 31,
                                                             ------------------------    ------------------------
                                                                2001          2000          2001           2000
                                                             ----------    ----------    ----------     ---------
       Sales volumes:
            Gas (Bcf) ...................................           6.6           6.6          17.9          20.3
            NGLs (MMgal) ................................          10.2          10.3          28.0          41.4
            Condensate (MBbls) ..........................           356           385           879         1,225
       Average prices:
            Gas (dry) (per Mcf) .........................    $     2.75    $     4.81    $     4.18    $     3.88
            NGLs (per gallon) ...........................           .33           .74           .41           .47
            Condensate (per Bbl) ........................         24.53         32.51         26.06         30.03
       Number of gross wells drilled ....................             4             4            15            12
       Percentage of wells completed ....................            75%           50%           87%           58%

      A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    OCTOBER 31,                 OCTOBER 31,
                                                             ------------------------    ------------------------
                                                                2001          2000          2001          2000
                                                             ----------    ----------    ----------    ----------
       Operating costs and expenses:
            Lease .......................................    $      2.4    $      3.1    $      8.7    $      8.3
            Pipeline and gathering ......................           1.9           2.1           6.8           6.0
                                                             ----------    ----------    ----------    ----------
                                                                    4.3           5.2          15.5          14.3
       Taxes other than income taxes
             (severance, property and other taxes) ......           0.7           1.7           4.2           5.3
                                                             ----------    ----------    ----------    ----------
                                                             $      5.0    $      6.9    $     19.7    $     19.6
                                                             ==========    ==========    ==========    ==========

      TransTexas' average depletion rates have been as follows:

                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    OCTOBER 31,                 OCTOBER 31,
                                                             ------------------------    ------------------------
                                                                2001          2000          2001          2000
                                                             ----------    ----------    ----------    ----------
       Depletion rates (per Mcfe) .......................    $     3.18    $     2.22    $     2.92    $     2.15
                                                             ==========    ==========    ==========    ==========

    Three Months Ended October 31, 2001 Compared with the Three Months Ended October 31, 2000

      Gas, condensate and NGL revenues for the three months ended October 31, 2001 decreased $17.4 million from the prior period, due primarily to lower prices for all products. The average monthly prices received per Mcf of gas ranged from $2.04 to $3.49 in the three months ended October 31, 2001, compared to a range of $4.12 to $5.53 in the prior period.

      Lease operating expenses for the three months ended October 31, 2001 decreased $0.7 million from the prior period due primarily to a decrease in workover expenses. Pipeline and gathering expenses decreased $0.2 million from the prior period due primarily to the lower cost of natural gas used in operations and lower rental expense. Depreciation, depletion and amortization expense for the three months ended October 31, 2001 increased $7.3 million due to a $0.96 per Mcfe increase in the depletion rate. General and administrative expenses increased $0.5 million primarily as a result of increased personnel and related costs and professional fees. Taxes other than income taxes decreased by $1.0 million over the prior period due primarily to lower severance and production taxes. Interest expense for the three months ended October 31, 2001 increased by $0.5 million from the prior period due primarily to higher balances on production payments and lower capitalized interest. The impairment loss relates to a write-down of $38.9 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling in accordance with the full cost method of accounting. The cost center ceiling at October 31, 2001 decreased from that at July 31, 2001 primarily due to a decrease in prices for natural gas and condensate and a decrease in proved reserves due to the sale of the Bob West field.

    Nine Months Ended October 31, 2001 Compared With the Nine Months Ended October 31, 2000

      Gas, condensate and NGL revenues for the nine months ended October 31, 2001 decreased $22.2 million from the prior period, due primarily to lower sales volumes. A portion of the lower sales volumes was caused by the unaffiliated third-party owner of the pipeline used to transport the Company's production from the Eagle Bay field shutting-in that pipeline for modifications from April 29 through May 19, 2001 and difficulties encountered in resuming full production. This shut-in period was mandated by regulatory agencies responsible for the Galveston Bay marine area. The average monthly prices received per Mcf of gas ranged from $2.04 to $6.73 in the nine months ended October 31, 2001, compared to a range of $2.64 to $5.53 in the prior period.

      Lease operating expenses for the nine months ended October 31, 2001 increased $0.4 million from the prior period due primarily to an increase in labor costs. Pipeline and gathering expenses increased $0.8 million from the prior period due primarily to higher labor costs and higher repair and maintenance costs. Depreciation, depletion and amortization expense for the nine months ended October 31, 2001 increased $8.5 million due to a $0.77 per Mcfe increase in the depletion rate. General and administrative expenses increased $0.9 million primarily as a result of increased personnel and related costs and professional fees. Taxes other than income taxes decreased by $1.1 million over the prior period due primarily to lower severance and production taxes. Interest expense for the nine months ended October 31, 2001 decreased by $0.6 million from the prior period due primarily to a decrease in the amount of interest associated with reorganization debt. The impairment loss relates to a write-down of $95.7 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling in accordance with the full cost method of accounting. The cost center ceiling at October 31, 2001 decreased from that at January 31, 2001 primarily due to a decrease in prices for natural gas and condensate and a decrease in proved reserves due to the sale of the Bob West field.

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

      On the Effective Date, the Company and GMAC Commercial Credit LLC ("GMACC") entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $20 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest monthly in arrears at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1%. In July 2001, GMACC agreed to make advances of $3.0 million in excess of a predetermined formula ("Overadvances") used to calculate the amount that the Company can borrow under the Accounts Receivable Facility. The Company utilized the Overadvances in August 2001 and repaid $2.0 million of the overadvances in October 2001. As of October 31, 2001, the outstanding principal balance under the Accounts Receivable Facility was $5.4 million with no availability for additional advances. The Accounts Receivable Facility terminates on March 14, 2005.

      In March 2000, TransTexas entered into a production payment drilling program agreement with two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties ("Subject Interests"). The Company has the right to offer additional interests to the production payment parties at a negotiated purchase price. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In February 2001, the Company closed a Fourth Supplement to the production payment whereby the Company received $19.8 million in exchange for additional properties being made subject to the production payment. In July 2001, the Company closed a Fifth Supplement to the production payment whereby the Company received $15.0 million. In September 2001, the Company closed a Sixth and Seventh Supplement to the production payment whereby the Company received $15.0 million. As of October 31, 2001, the aggregate purchase price of all interests purchased pursuant to this production payment drilling program was $76.8 million and the outstanding balance of the production payment was $50.4 million, of which $5.0 million attributable to produced volumes is included in accrued liabilities. The Oil and Gas Revolving Credit Term Loan Agreement (the "Oil and Gas Facility") entered into by the Company, as borrower, Galveston Bay Processing Corporation and Galveston Bay Pipeline Company, as Guarantors, and with GMACC, as a Lender and as Agent, places certain restrictions on the amount that may be outstanding under the production payment. Certain of these restrictions were waived by the required lenders in connection with the Sixth and Seventh Supplements to the production payment.

      TransTexas is highly leveraged and has significant cash requirements for debt service and significant charges for Preferred Stock dividends to net income available for common stockholders.

      In order to maintain or increase proved oil and gas reserves, TransTexas must continue to make substantial capital expenditures for the exploration and development of its natural gas and oil prospects. For the nine months ended October 31, 2001, total capital expenditures incurred were $122 million, including $9 million for nonproducing leases and seismic, $9 million for capitalized interest, $97 million for drilling and development and $7 million for gas gathering and other equipment. Capital expenditures for the fourth quarter of fiscal 2002 are estimated to be approximately $15 million. Management plans to fund TransTexas' fiscal fourth quarter 2002 debt service requirements and capital expenditures with cash flows from existing producing properties, certain identified relatively low risk exploratory prospects to be drilled and completed during fiscal 2002 and cash on hand. TransTexas anticipates capital expenditures of $50 million for fiscal 2003 and estimates that these capital expenditures will be funded by cash flows from operating activities and borrowings under the production payment drilling program. Should TransTexas' drilling prospects not be productive or should oil and gas prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements.

      In October 2001, TransTexas sold its interest in the Bob West field in Zapata County, Texas for a sales price of $56.5 million, exclusive of closing costs.

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

      Pursuant to the terms of the Company's production payment agreement entered into in March 2000, the production payment purchasers entered into hedge arrangements with respect to a portion of the natural gas and condensate production associated therewith and which effectively hedged a portion of the Company's production. Under these contracts, the counterparty was required to make payment to the production payment purchaser if the settlement price (based on New York Merchantile Exchange prices) for the period was below the floor, and the production payment purchaser was required to make payment to the counterparty if the settlement price for any period was above the ceiling price. For the nine months ended October 31, 2001 and 2000, the Company recognized losses of $1.6 million and $3.1 million, respectively, under these contracts. At October 31, 2001, the hedging arrangements described above have expired.

      In July and September 2001, the production payment purchasers entered into hedging arrangements (settlement price based on a published industry index of natural gas prices at Houston Ship Channel) with respect to a portion of the Company's natural gas production. At October 31, 2001, the Company had the following hedging arrangements:

                                                                         CONTRACT PRICE
                                                                     ------------------------
                                                         TOTAL               COLLAR
                                                       VOLUMES IN    ------------------------
       PERIOD                                            MMBtus        FLOOR        CEILING
       ------                                          ----------    ----------    ----------
       Natural gas:
          November 2001 - July 2002 ...............     1,911,000    $     3.30    $     3.95
          November 2001 - March 2002 ..............     1,510,000          2.85          3.30
          April 2002 - October 2002 ...............     1,070,000          2.85          3.35

      For the nine months ended October 31, 2001, the Company recognized gains of $0.5 million under these contracts. At October 31, 2001, the Company estimated that these contracts had nominal value.

      In November 2000, the Company entered into a commodity price hedging arrangement with respect to a portion of the Company's natural gas production. At October 31, 2001, the Company had the following hedging arrangement:

                                                                         CONTRACT PRICE
                                                                     ------------------------
                                                         TOTAL               COLLAR
                                                       VOLUMES IN    ------------------------
       PERIOD                                            MMBtus        FLOOR        CEILING
       ------                                          ----------    ----------    ----------
       Natural gas:
          November 2001 ...........................       600,000    $     3.50    $     6.00

      Under terms of this collar transaction, the counterparty is required to make payment to the Company if the settlement price (based on a published industry index of natural gas prices at Houston Ship Channel) for any settlement period is below the floor price for such transaction and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. For the nine months ended October 31, 2001, the Company recognized gains of $1.9 million under this contract. At October 31, 2001, the Company estimated that this contract had a value of approximately $0.2 million.

      Because substantially all of its long-term obligations at October 31, 2001 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility ($5.4 million outstanding at October 31, 2001) are subject to a rate of interest that fluctuates based on short-term interest rates. The Company had no open interest rate hedge positions at October 31, 2001.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        See Note 6 to the condensed consolidated financial statements for a discussion of TransTexas' legal proceedings.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

              None

(b)    Reports on Form 8-K:

              There were no reports on Form 8-K filed during the three months ended October 31, 2001.

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



December 17, 2001