Form 10-K
period 2002-01-31
TRANSTEXAS GAS CORP
filed 2002-05-01
CIK 904977

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2002

                                ---------------

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

                                ---------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant on April 19, 2002 was $935,216.

     The number of shares of Class A Common Stock of the registrant outstanding on April 30, 2002 was 1,250,251.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K in connection with the registrant's 2002 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS


                                                                                                         Page
                                     PART I

          Item 1.     Business..........................................................................  1
          Item 2.     Properties........................................................................  5
          Item 3.     Legal Proceedings.................................................................  6
          Item 4.     Submission of Matters to a Vote of Security Holders...............................  6
                      Executive Officers of the Registrant..............................................  6


                                     PART II

          Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.............  7
          Item 6.     Selected Financial Data...........................................................  9
          Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                         Operations..................................................................... 10
          Item 7A.    Quantitative and Qualitative Disclosures about Market Risk........................ 17
          Item 8.     Financial Statements and Supplementary Data....................................... 18
          Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial
                         Disclosure..................................................................... 48


                                    PART III

          Item 10.    Directors and Executive Officers of the Registrant................................ 48
          Item 11.    Executive Compensation............................................................ 48
          Item 12.    Security Ownership of Certain Beneficial Owners and Management.................... 48
          Item 13.    Certain Relationships and Related Transactions.................................... 48


                                     PART IV

          Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................... 49


                                     PART I

ITEM 1.  BUSINESS

GENERAL

     TransTexas Gas Corporation (the "Company" or "TransTexas") is engaged in the exploration for and development and production of natural gas and condensate, primarily along the Upper Texas Gulf Coast. TransTexas' business strategy is to utilize its experience in drilling and operating wells to find, develop and produce reserves at a low cost.

     The Company's long-term goal is to convert unproven acreage to proved reserves by drilling in under-exploited areas. In order to meet its long-term goals, TransTexas' strategy is to drill wells in areas of the Upper Texas Gulf Coast where 3-D seismic data indicates productive potential and to drill development wells in its proven producing areas such as the Eagle Bay field and Wharton County. TransTexas' current drilling program is restricted by reduced capital available from operations.

     As of February 1, 2002, TransTexas' net proved reserves, as estimated by Netherland, Sewell & Associates, Inc., an independent firm of petroleum engineers, were 66 Bcfe. As of January 31, 2002, TransTexas owned approximately 56,810 gross (48,256 net) acres of mineral interests. TransTexas' average net daily natural gas production for the year ended January 31, 2002 was approximately 62 MMcfd, for a total net production of 22.5 Bcf of natural gas. TransTexas' average net daily condensate and oil production for the year ended January 31, 2002 was approximately 3,524 Bpd, for a total net production of 1,286 MBbls of condensate and oil. TransTexas' average net daily production of natural gas liquids ("NGLs") for the year ended January 31, 2002 was approximately 109,734 gallons per day, for a total net production of 40.1 million gallons of natural gas liquids.

REORGANIZATION

     On April 19, 1999 (the "Petition Date"), TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. TransTexas filed its bankruptcy petition in order to preserve cash and to give the Company the opportunity to restructure its debt. On April 20, 1999, the Company's then parent, TransAmerican Energy Corporation ("TEC"), and its wholly owned subsidiary, TransAmerican Refining Corporation ("TARC"), also filed voluntary petitions for relief under Chapter 11. On May 20, 1999, the cases were transferred to the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "Bankruptcy Court"). TransTexas' Chapter 11 filing did not include its subsidiaries, including Galveston Bay Processing and Galveston Bay Pipeline. The Company's Second Amended, Modified and Restated Plan of Reorganization dated January 25, 2000 (the "Plan") was confirmed by the Bankruptcy Court on February 7, 2000.

     On March 17, 2000, the Effective Date of the Plan, the Company consummated several transactions, most of which were dated as of March 15, 2000. Among other things, the Company:

     o    filed an Amended and Reinstated Certificate of Incorporation;

     o cancelled all of the Company's old common stock, the $450 million intercompany loan payable to TEC and all of the 13 3/4% Senior Subordinated Notes;

     o issued 1,002,751 shares of Class A Common Stock, 247,500 shares of Class B Common Stock and 625,000 warrants;

     o filed a Certificate of Designation relating to 328,667,820 shares of Series A Senior Preferred Stock, and issued 222,455,320 of those shares;

     o filed a Certificate of Designation relating to 37,469,711 shares of Series A Junior Preferred Stock, and issued 20,716,080 of those shares;

     o entered into an Indenture relating to, and issued $200 million of, 15% Senior Secured Notes due 2005;

     o    entered into a $52.5 million Oil and Gas Credit Facility;

     o    entered into a $15 million Accounts Receivable Credit Facility; and

     o sold a Production Payment with a primary sum outstanding as of March 15, 2000 of $35 million.

     These transactions are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" under Item 7 of this report.

EXPLORATION AND PRODUCTION

     The exploration and production activities of TransTexas consist of geological and geophysical evaluation of current and prospective properties, the acquisition of mineral interests in prospects and the drilling, development and operation of leased properties for the production and sale of natural gas, condensate and crude oil. TransTexas' technical staff consists of geologists, geophysicists and engineers. TransTexas' technical staff selects drilling locations based on the interpretation of available well data, and 3-D and 2-D seismic data. TransTexas operates substantially all of its producing properties. The Company has commenced negotiations for joint venture drilling opportunities with several unrelated entities.

    Primary Operating Areas

     Eagle Bay. In January 1998, TransTexas announced that it had successfully drilled and completed the State Tract 331 #1 discovery well in Eagle Bay, Galveston County, Texas. The well is located approximately one mile off the coast of the City of San Leon, in a water depth of less than 10 feet. This discovery well tested at a rate of 76.4 MMcfd of natural gas and 11,002 Bpd of condensate. TransTexas has successfully drilled, completed and produced eight additional wells and, as of January 31, 2002, was completing one well in the Eagle Bay field.

     TransTexas intends to drill additional development wells in Eagle Bay as a part of its strategy to further increase reserves and production and has identified additional drilling locations from 3-D seismic data. For the fiscal year ended January 31, 2002, TransTexas produced 5.6 Bcf of natural gas, 0.9 million barrels of condensate and 40.1 million gallons of natural gas liquids from the Eagle Bay field at average net daily rates of 15 MMcfd, 2,388 Bpd and 110,079 gallons per day, respectively. Production from the Eagle Bay field represents a significant percentage of the Company's total production. The pipeline used for transporting the Company's production from the Eagle Bay field was shut-in for modifications from April 29 through May 19, 2001 by the unaffiliated third-party owner. This shut-in period was mandated by regulatory agencies responsible for the Galveston Bay marine area. Difficulties encountered in resuming full production led to lower than expected sales volumes from this field. See "Drilling and Production Data." As of January 31, 2002, TransTexas owned a 75% working interest in approximately 5,189 net acres in the Eagle Bay area.

     Southwest Bonus. In 1998, TransTexas completed the Obenhaus #2 discovery well in the Southwest Bonus field in Wharton County, Texas. Restrictions on available capital prevented TransTexas from additional drilling until late 1999 when a development drilling program commenced with the drilling and completion of the Schweinle #1. As of January 31, 2002, TransTexas had successfully drilled, completed and produced 22 wells in the Southwest Bonus field. TransTexas has identified additional drilling locations based upon seismic data.

     As of January 31, 2002, TransTexas held a 97% working interest covering approximately 5,068 net acres in the Southwest Bonus area. For the fiscal year ended January 31, 2002, TransTexas' Southwest Bonus properties produced 12.9 Bcf of natural gas, at an average net daily rate of 35 MMcfd. Production from the Southwest Bonus field represents a significant percentage of the Company's total production. See "Drilling and Production Data."

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

    Drilling and Production Data

     During the five years ended January 31, 2002, TransTexas completed approximately 59% of 188 wells. As of January 31, 2002, TransTexas was completing one gross (one net) well. As of January 31, 2002, TransTexas had a total of

42 productive wells. TransTexas had a working interest in the following numbers of wells that were drilled during the periods indicated:



                                                                           YEAR ENDED JANUARY 31,
                                                             --------------------------------------------------
                                                                 2002               2001             2000
                                                             --------------   ---------------    --------------
                                                             GROSS      NET   GROSS      NET     GROSS      NET
                                                             -----      ---   -----      ----    -----      ----
      Exploratory Wells (1):
        Productive (2)...............................            1        1     --         --        1        1
        Non-Productive...............................            1        1      4          3        6        5
        % Productive.................................           50%      50%    --         --       14%      17%
      Development Wells (1):
        Productive (2)...............................           12       11     11         11        5        5
        Non-Productive...............................            1        1      1          1        2        2
        % Productive.................................           92%      92%    92%        92%      71%      71%

--------------------------
(1) The number of net wells is the sum of the fractional working interests owned in gross wells.

(2) Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connection. Wells that are completed in more than one producing zone are counted as one well.


      The following table sets forth information with respect to net production and average unit prices and costs for the periods indicated:


                                                                                 YEAR ENDED JANUARY 31,
                                                                           ------------------------------------
                                                                             2002         2001           2000
                                                                           ----------  -----------   ----------
      Production:
        Gas (Bcf) .................................................              22.5         26.8         27.8
        NGLs (MMgals)..............................................              40.1         48.3         44.0
        Condensate and oil (MBbls).................................             1,286        1,559        1,827
      Average sales prices:
        Gas (dry) (per Mcf)........................................        $     3.89  $      4.73   $     2.32
        NGLs (per gallon)..........................................               .36          .49          .32
        Condensate and oil (per Bbl)...............................             23.63        30.04        19.88
      Average lifting cost per Mcfe (1)............................               .49          .47          .44

--------------------------
(1) Condensate and oil are converted to a common unit of measure on the basis of six Mcf of natural gas to one barrel of condensate or oil. The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors.

TRANSPORTATION, PROCESSING AND MARKETING

     TransTexas believes that there is currently adequate pipeline transportation capacity for its hydrocarbon production in all of its operating areas.

     TransTexas has entered into various agreements for the gathering, transportation, processing and sale of substantially all of its natural gas and natural gas liquids produced from its Eagle Bay prospects. Unless otherwise stated, these agreements, described below, expire on June 30, 2003. TransTexas monitors its transportation needs closely and is actively in discussions with pipeline companies regarding additional agreements in order to meet potential future production increases.

     Galveston Bay Processing Corporation, a wholly owned subsidiary of TransTexas, operates onshore facilities to separate produced natural gas and condensate, dehydrate and treat natural gas for the removal of carbon dioxide and stabilize condensate from the Company's Eagle Bay field. These facilities are located approximately 60 miles east of Houston at Winnie, Texas.

     TransTexas has entered into contracts with Tejas Ship Channel, LLC for transportation of its production from the Eagle Bay field to the Winnie facilities at a fixed negotiated rate. Under these contracts, the Company has agreed to deliver up to 75,000 MMBtu per day of natural gas and associated condensate.

     The Company also entered into a contract with Centana Intrastate Pipeline Company for transportation of natural gas on a firm and interruptible basis from the Winnie facility to natural gas liquids recovery facilities located in the Beaumont/Port Arthur, Texas area, and residue gas from these facilities to various distribution points. Under the agreement, the Company has agreed to deliver up to a maximum of 56,250 Mcf of natural gas and up to 19,500 MMBtu of residue gas per day. Transportation fees for natural gas and residue gas are based on fixed negotiated rates.

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

     For the year ended January 31, 2002, two purchasers represented approximately 66% of the consolidated natural gas, condensate and NGL revenues of TransTexas. TransTexas believes that the loss of any single purchaser would not have a material adverse effect on TransTexas due to the availability of other purchasers for TransTexas' production at comparable prices.

   Drilling Rig Commitment

     During February 2001, TransTexas entered into a one-year contract with an independent contractor for utilization of a drilling rig capable of drilling wells to a depth of approximately 18,500 feet. TransTexas utilized this rig to drill wells in the Galveston Bay area. As of January 31, 2002, the balance remaining to be paid under this contract, which commenced in May 2001, was approximately $1.7 million.

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

EMPLOYEES

     As of January 31, 2002, TransTexas had 131 employees, none of which are parties to a collective bargaining agreement. TransTexas regularly engages the services of independent geological, engineering, land and other consultants.

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

ITEM 2.  PROPERTIES

ACREAGE AND PRODUCTIVE WELLS

      The following table sets forth TransTexas' total developed and undeveloped acreage and productive wells as of January 31, 2002:

                                                           DEVELOPED        UNDEVELOPED         PRODUCTIVE
                                                            ACREAGE            ACREAGE           WELLS (1)
                                                          -----------       ------------        -----------
      Gross .........................................       28,132              28,678               42
      Net (2) .......................................       20,520              27,736               34

--------------------------
(1)  All of the productive wells were natural gas wells.

(2) The number of net acres and net wells is the sum of the fractional working interests owned in gross acres and gross wells, respectively.

RESERVES

     As of February 1, 2002, TransTexas had total proved reserves of 55.3 Bcf of natural gas and 1,786 MBbls of condensate and oil. See Note 20 of Notes to Consolidated Financial Statements, which contains supplemental information regarding TransTexas' proved reserves. Proved reserves are the estimated quantities of natural gas, condensate and oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimation of reserves requires substantial judgment on the part of petroleum engineers, resulting in imprecise determinations, particularly with respect to recent discoveries. The accuracy of any reserve estimate depends on the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may result in revisions of the estimate. Accordingly, estimates of reserves are often materially different from the quantities of natural gas, condensate and oil that are ultimately recovered, and these estimates will change as future production and development information becomes available. The reserve data represent estimates only and should not be construed as being exact.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three months ended January 31, 2002.

     In March 2002, John R. Stanley resigned as Chief Executive Officer and as Chairman and member of the Board of Directors of the Company.

    Executive Officers of the Registrant

     The following persons were serving as executive officers of the Company as of April 30, 2002:


      Name                                                    Office                                            Age
      ----                                                    ------                                            ---
      Arnold H. Brackenridge                Chief Executive Officer, President and Chief Operating Officer        69
      Edwin B. Donahue                      Vice President, Chief Financial Officer and Secretary                 51
      Gregory J. Halvatzis                  Vice President of Exploration                                         50
      David R. Jennings                     Assistant Secretary and Assistant General Counsel                     58
      John R. Thompson                      Vice President of Operations                                          45
      Simon J. Ward                         Vice President and Treasurer                                          46
      George C. Wright                      Vice President of Accounting                                          59


     Set forth below is a description of the business experience of each of the executive officers.

     Arnold H. Brackenridge was elected Chief Executive Officer in March 2002 and prior to that he held the position of President and Chief Operating Officer of the Company since March 2001. Prior to his retirement in 1999, Mr. Brackenridge was President and Chief Operating Officer of the Company since May 1993. From 1984 until June 1992, Mr. Brackenridge was the President and Chief Executive Officer of Wintershall Energy, a business group of BASF Corporation.

     Edwin B. Donahue has been Vice President, Chief Financial Officer and Secretary of the Company since May 1993. Mr. Donahue has been employed in various positions with the Company and TransAmerican for over 25 years.

     Gregory J. Halvatzis joined the Company in February 2001 and has been Vice President of Exploration since March 2002. From 1976 until 2001, he held various exploration management positions with Cities Service, First Energy and JN Oil and Gas.

     David R. Jennings has been Assistant Secretary since May 2000. He has been employed by the Company and its affiliates since November 1995.

     John R. Thompson has been Vice President of Operations since March 2002. He has been employed by the Company and its affiliates since 1984. Prior to 1984, Mr. Thompson was employed by Texaco USA from 1979 to 1984.

     Simon J. Ward has been Vice President and Treasurer of the Company since June 1999. He served as Manager of Investor Relations from 1994 until June 1999. From 1976 until 1994, he held various positions with ICO, Inc., Baker Hughes Vetco Services, Inc. and Vetco Services, Inc.

     George C. Wright has been Vice President of Accounting of the Company since March 1999. He has been employed by the Company and its affiliates since June 1982.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since April 24, 2000, prices for the Class A Common Stock of TransTexas have been quoted on NASDAQ's Over The Counter Bulletin Board ("OTCBB") under the symbol "TTXG." Prior to the Effective Date (from May 4, 1999 through March 21,
2000), prices for the Company's common stock were quoted on OTCBB under the symbol "TTGGQ." The following table sets forth, on a per-share basis for the periods indicated, the high and low sales or bid prices for TransTexas' Class A common stock as reported by the OTCBB. Over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.



                                                                                     HIGH            LOW
                                                                                     ----           ----
      Fiscal year ended January 31, 2002:
        Fourth Quarter.............................................               $     4.00      $     1.01
        Third Quarter..............................................                     6.50            3.45
        Second Quarter.............................................                    17.00            5.75
        First Quarter..............................................                    17.25           12.94

      Fiscal year ended January 31, 2001:
        Fourth Quarter.............................................               $    17.00      $    11.50
        Third Quarter .............................................                    22.00            6.50
        Second Quarter.............................................                     8.00            4.00
        First Quarter..............................................                     3.75            2.75

     On January 31, 2002, the Company's equity securities consisted of (i) 313,016,913 shares of Series A Senior Preferred Stock, $0.001 par value, (ii) 24,624,894 shares of Series A Junior Preferred Stock, $0.001 par value (iii) 1,002,751 shares of Class A Common Stock, $0.01 par value, (iv) 247,500 shares of Class B Common Stock, $0.01 par value, and (v) warrants exercisable to purchase 738,004 shares of Class A Common Stock at a price of $120 per share.

     The Series A Senior Preferred Stock (the "Senior Preferred Stock") has a liquidation preference of $1.00 per share plus accrued and unpaid dividends. The terms of the Senior Preferred Stock include a cumulative dividend preference, payable quarterly out of funds legally available therefor, if any. During the first two years following the Effective Date, the Company was required to pay cash dividends at a rate of $0.10 per share per annum, or, at its option, in-kind dividends of additional shares of Senior Preferred Stock at a rate of $0.20 per share per annum. The Company paid these quarterly dividends with additional shares of Preferred Stock. The Senior Preferred Stock is mandatorily redeemable on March 15, 2006 at a rate of $1.00 per share plus accrued and unpaid dividends. One-half of the then-outstanding shares of Senior Preferred Stock is mandatorily convertible into shares of Class A Common Stock at a rate of 0.3461 shares of Class A Common Stock per $1.00 of liquidation preference if either (i) more than 75 million shares of Senior Preferred Stock remain outstanding after March 15, 2006 or (ii) the Company fails to pay dividends on the Senior Preferred Stock on any two dividend payment dates. The Certificate of Designation for the Senior Preferred Stock includes restrictive covenants comparable to those included in the Indenture.

     Holders of Senior Preferred Stock have the right, voting separately as a class, to elect four (4) of the five (5) directors to the Board of Directors; provided, that if the Company has not paid dividends with respect to any two payments due commencing June 15, 2002, such holders will have the right, voting separately as a class, to elect all five (5) directors to the Board of Directors. Holders of Senior Preferred Stock have one vote per share, voting together with the Class A Common Stock, the Series A Junior Preferred Stock and any other series or classes of stock entitled to vote with the Class A Common Stock, on all matters on which the holders of the Class A Common Stock are entitled to vote generally. Voting rights of the Senior Preferred Stock may not be changed without the consent of the holders of 75% of the shares of Senior Preferred Stock, voting as a class.

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

     Based on the reorganization value of the Company, the fair value of the Junior Preferred Stock, together with the Senior Preferred Stock, (the "Preferred Stock") and the Class A Common Stock, together with the Class B Stock, (the "Common Stock"), was estimated to be zero. The Senior Preferred Stock and Junior Preferred Stock are mandatorily redeemable in 2006 and 2010, respectively. As a result, the Company accretes, in the form of a non-cash dividend deducted to arrive at net income (loss) available to common stockholders and charged to retained earnings, an amount equal to the combined redemption amount totaling $243.2 million (initial liquidation value) over the period prior to redemption. In addition, net income (loss) available to common stockholders reflects dividends earned and accrued on the Preferred Stock. Accrued preferred stock dividends are recorded at fair value. Any difference between the initial fair value and the redemption value will be accreted in the same manner as described above. For the years ended January 31, 2002 and 2001, accretion of Preferred Stock totaled $46.4 million and $25.7 million, respectively.

     On January 31, May 30, August 29 and November 28, 2001, the Board of Directors of the Company authorized the payment of quarterly dividends to the holders of the Company's Preferred Stock of record on March 1, June 1, September 1, and December 1, 2001, respectively. The quarterly dividends were paid in-kind on March 15, June 15, September 17, and December 17, 2001 in additional shares of Preferred Stock of the same class at an annual rate of $0.20 per share for each share of Series A Senior Preferred Stock and at an annual rate of $0.10 per share for each share of Series A Junior Preferred Stock in accordance with the Certificate of Designation for Series A Senior Preferred Stock and the Certificate of Designation for Series A Junior Preferred Stock, respectively. Fractional shares were not issued, but were settled in cash.

     Pursuant to the terms of the Certificate of Designation of the Company's Preferred Stock, if either (i) more than 75 million shares of Senior Preferred Stock are outstanding at any time after March 15, 2006 or (ii) the Company fails to pay dividends on the Senior Preferred Stock on any two dividend payment dates, one-half of the Senior Preferred Stock and all of the Junior Preferred Stock would automatically convert into shares of Class A Common Stock. The Company does not anticipate paying the cash dividends on the Senior or Junior Preferred Stock in the future. The Company has had discussions with certain of its preferred stockholders relating to amendments of the Certificates of Designation of the Senior and Junior Preferred Stock to enable the Company to convert all of the Preferred Stock to shares of Class A Common Stock based on agreed upon rates of conversion. Any such conversions would result in very substantial dilution to the holders of the Class A Common Stock.

     On April 24, 2000, prices for the Class A Common Stock commenced quotation on the OTCBB under the symbol "TTXG." As of April 19, 2002, there were 132 record holders of the Class A Common Stock. The last sale price of the Class A Common Stock on April 29, 2002 was $0.75.

     The Company has not paid any cash dividends on its common stock since inception, except a dividend of approximately $33 million to its then parent TransAmerican from the proceeds of its initial public offering in March 1994. The terms of the Company's senior secured notes due 2005, its oil and gas credit facility, its accounts receivable facility and its Preferred Stock prohibit the payment of dividends. Because of these prohibitions, the Company does not anticipate paying any dividends on its common stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     For a description of the securities issued by the Company pursuant to the Plan on the Effective Date, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." All of the securities issued pursuant to the Plan were issued pursuant to the exemption from registration provided in Section 1145(a)(1) of the Bankruptcy Reform Act of 1978, as amended, Title 11, United States Code. The Company did not receive any proceeds from the issuance of these securities.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data for the Company as of and for each of the periods presented. From April 19, 1999 through March 17, 2000, TransTexas operated under Chapter 11 of the United States Bankruptcy Code. The Company adopted fresh-start reporting as of January 31, 2000; therefore, the Company does not believe that the consolidated balance sheet data as of January 31, 2000, 2001 and 2002 is comparable to that of previous years in certain material respects. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements included elsewhere in this report.

                                                      SUCCESSOR                               PREDECESSOR
                                             -----------------------------    --------------------------------------------
                                                                      YEAR ENDED JANUARY 31,
                                             -----------------------------------------------------------------------------
                                                  2002            2001              2000          1999          1998
                                             -------------    ------------     ------------    ------------   ------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
   DATA:
Gas, condensate and NGL revenues.......      $     133,138    $    187,883  |  $    112,898    $     92,159   $    167,758
Transportation revenues................               --              --    |          --              --           12,055
Gain (loss) on the sale of assets......               --              --    |          (438)         61,247        543,365
Other revenues.........................              1,245           2,208  |         2,770           4,200          3,313
                                             -------------    ------------  |  ------------    ------------   ------------
                                                   134,383         190,091  |       115,230         157,606        726,491
Operating costs and expenses...........             23,370          26,283  |        29,935          30,322         65,576
Depreciation, depletion, an                                                 |
    amortization.......................             91,266          81,483  |        75,044          86,137         82,659
General and administrative expenses....             19,854          20,303  |        19,883          21,938         48,156
Loss on asset impairment...............            195,065            --    |          --           425,966           --
                                             -------------    ------------  |  ------------    ------------   ------------
    Operating income (loss)............           (195,172)         62,022  |        (9,632)       (406,757)       530,100
Net interest expense (1)...............             34,723          33,495  |        38,054          78,716         68,187
Reorganization items...................               --              --    |       (50,511)           --             --
Income taxes and other.................             (9,984)          9,984  |        10,000         (38,882)       161,669
Extraordinary (gain) loss, net of taxes                 --              --  |      (436,490)          1,142         72,043
                                             -------------    ------------  |  ------------    ------------   ------------
    Net income (loss)..................      $    (219,911)   $     18,543  |  $    429,315    $   (447,733)  $    228,201
                                             =============    ============  |  ============    ============   ============
Accretion of preferred stock...........      $      46,403    $     25,722  |  $       --      $       --     $       --
                                             =============    ============  |  ============    ============   ============
Net income (loss) available to                                              |
    common stockholders................      $    (266,314)   $     (7,179) |  $    429,315    $   (447,733)  $    228,201
                                             =============    ============  |  ============    ============   ============
Net income (loss) per share:                                                |
Income (loss) before extraordinary                                          |
    item...............................      $     (213.01)   $      (5.74) |  $      (0.13)    $     (7.76)  $       4.49
Extraordinary item.....................               --              --    |          7.59           (0.02)         (1.08)
                                             -------------    ------------  |  ------------    ------------   ------------
    Net income (loss)..................      $     (213.01)   $      (5.74) |  $       7.46     $     (7.78)  $       3.41
                                             =============    ============  |  ============    ============   ============
Dividends declared per common                                               |
    share (2)..........................               --              --    |          --              --             --

                                                                SUCCESSOR                            PREDECESSOR
                                             ---------------------------------------------    ---------------------------
                                                                       YEAR ENDED JANUARY 31,
                                             ----------------------------------------------------------------------------
                                                  2002            2001              2000           1999          1998
                                             -------------    ------------    ------------    ------------   ------------
BALANCE SHEET DATA:
Working capital (deficit).............       $      (8,620)  $      20,589    $      8,900  | $     27,072   $    (22,122)
Net property and equipment............             126,947         332,328         327,087  |      292,143        701,598
Total assets..........................             154,804         402,243         369,254  |      345,367        816,635
Liabilities subject to compromise.....                --              --              --    |      718,139           --
Total debt (3)........................             264,218         285,540         251,570  |       56,260        630,103
Redeemable preferred stock ...........              72,125          25,722            --    |         --             --
Stockholders' equity (deficit)........            (246,120)         17,846            --    |     (430,015)        24,637

-------------------------



(1) Interest expense for the year ended January 31, 2000 excludes $55.5 million in interest stayed as a result of the bankruptcy filing.

(2) TransTexas' existing debt and equity instruments contain certain restrictions with respect to the payment of dividends on its common stock.

(3) Excludes long-term debt included in liabilities subject to compromise of $583.1 million as of January 31, 1999.

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

      TransTexas' operating data for the years ended January 31, 2002, 2001 and 2000 are as follows:


                                                                       YEAR ENDED JANUARY 31,
                                                            -----------------------------------------
                                                               2002           2001            2000
                                                            -----------    -----------    -----------
      Sales volumes:
         Gas (Bcf).....................................            22.5           26.8           27.8
         NGLs (MMgals).................................            40.1           48.3           44.0
         Condensate and oil (MBbls)....................           1,286          1,559          1,827
      Average prices:
         Gas (dry) (per Mcf)...........................     $      3.89    $      4.73    $      2.32
         NGLs (per gallon).............................             .36            .49            .32
         Condensate and oil (per Bbl)..................           23.63          30.04          19.88
      Number of gross wells drilled....................              15             16             14
      Percentage of wells completed....................              87%            69%            43%

     TransTexas uses the full cost method of accounting for exploration and development costs. Under the full cost method, the cost for successful, as well as unsuccessful, exploration and development activities is capitalized and amortized on a unit-of-production basis over the life of the remaining proved reserves. Net capitalized costs of gas and oil properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated unescalated future net revenues from proved reserves; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. For the year ended January 31, 2002, TransTexas recorded impairment losses related to write-downs of $195.1 million of its net capitalized costs of gas and oil properties to the cost center ceiling in accordance with the full cost method of accounting.

     A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                                                     SUCCESSOR                 PREDECESSOR
                                                                           -----------------------------      --------------
                                                                                       YEAR ENDED JANUARY 31,
                                                                           -------------------------------------------------
                                                                               2002            2001                2000
                                                                           -------------   -------------   |   -------------
                                                                                                           |
       Operating costs and expenses:                                                                       |
          Lease....................................................        $        10.9   $        10.7   |   $        10.9
          Pipeline and gathering...................................                  8.3             8.4   |             9.2
                                                                           -------------   -------------   |   -------------
                                                                                    19.2            19.1   |            20.1
       Taxes other than income taxes (1)...........................                  4.2             7.2   |             9.8
                                                                           -------------   -------------   |   -------------
                                                                           $        23.4   $        26.3   |   $        29.9
                                                                           =============   =============   |   =============
-------------------------


(1)  Taxes other than income taxes include severance, property and other taxes.

     TransTexas' average depletion rates have been as follows:


                                                                                   SUCCESSOR                 PREDECESSOR
                                                                         -----------------------------      --------------
                                                                                        YEAR ENDED JANUARY 31,
                                                                         -------------------------------------------------
                                                                             2002            2001                2000
                                                                         -------------   -------------   |   -------------
                                                                                                         |
      Depletion rates (per Mcfe).................................        $        2.98   $        2.22   |   $        1.89
                                                                         =============   =============   |   =============


     Effective February 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which was amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These pronouncements establish accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. The Company recorded a cumulative effect charge to comprehensive income of approximately $1.3 million to recognize the fair value of its liability under the Company's derivative instruments upon the adoption of SFAS
133. During the year ended January 31, 2002, decreases in the prevailing commodity prices for oil and natural gas have reduced the fair value of the Company's liability under its derivative instruments, which resulted in an adjustment to comprehensive income. A summary of the Company's comprehensive income and accumulated other comprehensive loss for the period ended January 31, 2002 is as follows (in thousands of dollars):

                                                                                                           ACCUMULATED
                                                                                     ACCUMULATED              OTHER
                                                                                   COMPREHENSIVE          COMPREHENSIVE
                                                                                         LOSS                 INCOME
                                                                                  -----------------      -----------------
      Balance at January 31, 2001........................................                                $            --
      Net loss for the year ended January 31, 2002.......................         $        (219,911)
      Other comprehensive income:
         Cumulative effect of adopting SFAS 133..........................                    (1,282)                (1,282)
         Change in the fair value of hedge agreements....................                     2,486                  2,486
         Reclassification adjustments for hedge agreement settlements....                     1,144                  1,144
                                                                                  -----------------      -----------------
               Comprehensive loss........................................         $        (217,563)
                                                                                  =================
      Balance at January 31, 2002........................................                                $           2,348
                                                                                                         =================

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

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 did not affect the ceiling test calculation under the full cost method of accounting. The adoption of SFAS 144 effective February 1, 2002 had no impact on the Company's financial statements.

     Year Ended January 31, 2002, Compared with the Year Ended January 31, 2001

     Gas, condensate and NGL revenues for the year ended January 31, 2002 decreased by $54.7 million from the prior period, due primarily to lower prices and sales volumes for all products. The average monthly prices received per Mcf of gas ranged from $2.04 to $6.73 in the year ended January 31, 2002, compared to a range of $2.64 to $9.75 in the prior period. Other revenues decreased by $1.0 million for the year ended January 31, 2002 due to lower transportation and gathering revenues.

     Lease operating expenses for the year ended January 31, 2002 increased $0.2 million from the prior period due primarily to increases in labor, well service and testing and rental expenses, partially offset by lower outside transportation costs. Pipeline and gathering expenses decreased $0.1 million primarily due to lower costs for natural gas used in operations and lower rental expenses, partially offset by higher labor costs. Depreciation, depletion and amortization expense for the year ended January 31, 2002 increased $9.8 million due to an increase in the depletion rate resulting from higher cost properties and unsuccessful drilling results in prior periods. General and administrative expenses decreased by $0.4 million primarily as a result of lower utility costs, rental expenses and insurance costs. Taxes other than income taxes decreased by $3.0 million over the prior period due primarily to decreases in severance and production taxes. Interest expense for the year ended January 31, 2002 increased $1.2 million due primarily to lower capitalized interest, partially offset by a decrease in the amount of interest associated with reorganization debt. The impairment loss relates to a write-down of $195.1 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling in accordance with the full cost method of accounting. The cost center ceiling at January 31, 2002 decreased from that at January 31, 2001 primarily due to a decrease in prices for natural gas and condensate and a decrease in proved reserves due to production and the sale of the Bob West field. See Note 19 of Notes to Consolidated Financial Statements.

     Based on the reorganization value of the Company, the fair value of the Preferred Stock and Common Stock was estimated to be zero. The Senior Preferred Stock and Junior Preferred Stock are mandatorily redeemable in 2006 and 2010, respectively. As a result, the Company accretes, in the form of a non-cash dividend deducted from net income available to common stockholders and charged to retained earnings, an amount equal to the combined redemption amount totaling $243.2 million (initial liquidation value) over the period prior to redemption. In addition, earnings available to common stockholders will be reduced by dividends paid on the Preferred Stock. For the years ended January 31, 2002 and 2001, accretion of Preferred Stock totaled $46.4 million, and $25.7 million, respectively.

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

     (2) agreed to pay approximately $28.3 million to settle certain accounts payable, severance, property and franchise taxes. The $28.3 million is payable in quarterly installments generally over a five year period with stated interest ranging from 8% to 10%. The Company paid $6.6 million and $7.6 million of this amount in fiscal 2002 and 2001, respectively.

     (3) paid approximately $21.9 million in cash, issued $200 million principal amount of 15% Senior Secured Notes due 2005 (the "Notes"), 222,455,320 shares of Series A Senior Preferred Stock, 20,716,080 shares of Series A Junior Preferred Stock, 1,002,751 shares of Class A Common Stock, 247,500 shares of Class B Common Stock and 25,000 warrants to purchase Class A Common Stock to settle the TransTexas Senior Secured Notes Claims. A portion of this distribution was reallocated pursuant to the Plan as follows:

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

     (5) canceled all of the old TransTexas common stock and 13 3/4% Senior Subordinated Notes

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

     On the Effective Date, the Company and GMACC entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $20 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1% payable monthly in arrears. As of January 31, 2002, the outstanding principal balance under the Accounts Receivable Facility was $1.3 million with availability for additional advances of approximately $1.3 million and will be due on March 14, 2005.

     As of the Effective Date, the Company had outstanding 222,455,320 shares of Series A Senior Preferred Stock (the "Senior Preferred Stock") with a liquidation preference of $1.00 per share plus accrued and unpaid dividends. The terms of the Senior Preferred Stock include a cumulative dividend preference, payable quarterly out of funds legally available therefor, if any. During the first two years following the Effective Date, the Company was required to pay cash dividends at a rate of $0.10 per share per annum, or, at its option, in-kind dividends of additional shares of Senior Preferred Stock at a rate of $0.20 per share per annum. The Company paid these quarterly dividends with additional shares of Preferred Stock. The Senior Preferred Stock is mandatorily redeemable on March 15, 2006 at a rate of $1.00 per share plus accrued and unpaid dividends. One-half of the then-outstanding shares of Senior Preferred Stock is mandatorily convertible into shares of Class A Common Stock at a rate of 0.3461 shares of Class A Common Stock per $1.00 of liquidation preference if either (i) more than 75 million shares of Senior Preferred Stock remain outstanding after March 15, 2006 or (ii) the Company fails to pay dividends on the Senior Preferred Stock on any two dividend payment dates. The Certificate of Designation for the Senior Preferred Stock includes restrictive covenants comparable to those included in the Indenture.

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

     On January 31, May 30, August 29, November 28, 2001 and March 12, 2002, the Board of Directors of the Company authorized the payment of quarterly dividends to the holders of the Company's Preferred Stock of record on March 1, June 1, September 1, December 1, 2001 and March 1, 2002, respectively. The quarterly dividends were paid in-kind on March 15, June 15, September 17, December 17, 2001 and March 15, 2002 in additional shares of Preferred Stock of the same class at an annual rate of $0.20 per share for each share of Series A Senior Preferred Stock and at an annual rate of $0.10 per share for each share of Series A Junior Preferred Stock in accordance with the Certificate of Designation for Series A Senior Preferred Stock and the Certificate of Designation for Series A Junior Preferred Stock, respectively. Fractional shares were not issued, but were settled in cash. The Company does not anticipate paying the cash dividends on the Senior or Junior Preferred Stock in the future. The Company has had discussions with certain of its preferred stockholders relating to amendments of the Certificates of Designation of the Senior and Junior Preferred Stock to enable the Company to convert all of the Preferred Stock to shares of Class A Common Stock based on agreed upon rates of conversion.

     In March 2000, TransTexas entered into a production payment drilling program agreement with two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties ("Subject Interests"). The Company has the right to offer additional interests to the production payment parties at a negotiated purchase price. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In February 2001, the Company closed a Fourth Supplement to the production payment whereby the Company received $19.8 million in exchange for additional properties being made subject to the production payment. In July 2001, the Company closed a Fifth Supplement to the production payment whereby the Company received $15.0 million. In September 2001, the Company closed a Sixth and Seventh Supplement to the production payment whereby the Company received $15.0 million. As of January 31, 2002, the aggregate purchase price of all interests purchased pursuant to this production payment drilling program was $76.8 million and the outstanding balance of the production payment was $28.5 million, of which $2.5 million attributable to produced volumes is included in accrued liabilities. The Oil and Gas Revolving Credit Term Loan Agreement (the "Oil and Gas Facility") entered into by the Company, as borrower, Galveston Bay Processing Corporation and Galveston Bay Pipeline Company, as Guarantors, and with GMACC, as a Lender and as Agent, places certain restrictions on the amount that may be outstanding under the production payment. Certain of these restrictions were waived by the required lenders in connection with the Sixth and Seventh Supplements to the production payment. In March 2002, the Company closed an Eighth Supplement to the production payment whereby the Company received $14.0 million.

     In connection with the production payment, the Company entered into various marketing and processing agreements with one of the other parties to the production payment. Pursuant to these agreements, the Company will pay a nominal marketing fee with respect to the Company's production associated with the Subject Interests. In addition, the third party will pay a fee for certain processing services to be provided by Galveston Bay Processing. See Item 7A for information about certain hedging provisions in the new production payment agreements.

     TransTexas is highly leveraged and has significant cash requirements for debt service and significant charges for Preferred Stock dividends to net income available for common stockholders.

     In order to maintain or increase its proved oil and gas reserves, TransTexas must continue to make substantial capital expenditures for the exploration and development of its natural gas and oil prospects. For the year ended January 31, 2002, total capital expenditures incurred were $135 million, including $11 million for nonproducing leases and seismic, $11 for capitalized interest, $105 million for drilling and development and $8 million for gas gathering and other equipment. Capital expenditures for fiscal 2003 are estimated to be approximately $27 million. Management plans to fund TransTexas' 2003 debt service requirements and capital expenditures with cash flows from operating activities and borrowings under the production payment drilling program and other financings. In addition, the Company has commenced negotiations for joint venture drilling opportunities with several unrelated entities.

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

     At January 31, 2002, the Company had a working capital deficit of $8.6 million. The long-term borrowing of $14 million under the production payment drilling program in March 2002 was entered into primarily to alleviate the working capital deficit.

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

     Any significant decline in current prices for natural gas could have a material adverse effect on TransTexas' financial condition, results of operations and quantities of reserves recoverable on an economic basis. Based on an assumed average net daily production level of approximately 43 MMcfd, TransTexas estimates that a $0.10 per MMBtu change in average gas prices received would change annual operating income by approximately $1.3 million.

ACCOUNTING POLICIES

     The following accounting policies are important to an understanding of our operating results and financial condition and should be considered as an integral part of the financial review. We have adopted a number of accounting policies, the most important of which are discussed in Note 1 to the consolidated financial statements, "Summary of Significant Accounting Policies."

Gas and Oil Activities

     We use the full cost method of accounting for our gas and oil activities. Under this method of accounting, the cost of all acquisition, exploration and development activities are capitalized. Such capitalized costs and estimated future development and reclamation costs are amortized on a unit-of-production method. Costs of unevaluated gas and oil properties are excluded from capitalized costs being amortized. We exclude these costs until proved reserves are found or until it is determined that the costs are impaired. All excluded costs are reviewed quarterly to determine if impairment has occurred. Any impairment is transferred to costs to be amortized. Net capitalized costs of gas and oil properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated unescalated future net revenues from proved reserves; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less the effects of related income taxes. This is referred to as a "ceiling test" and we are required to perform this calculation based on prices and costs in effect on the last day of each quarter. If net capitalized costs of our gas and oil properties exceed the cost center ceiling, we must write down our properties (a non-cash charge to income) by the amount of such excess. We occasionally sell certain gas and oil properties. Proceeds from a sale reduce the costs in the cost center unless the sale involves a significant quantity of reserves in relation to the cost center, then we recognize a gain or loss.

    Hedging Agreements

     From time to time, we enter into commodity price swap agreements to reduce our exposure to price risk in the spot market for natural gas and condensate. Beginning in February 2001, the estimated fair value of these agreements is reflected in our consolidated balance sheet and represents hedges against the price we will receive for future natural gas and condensate production. Changes in the fair value of the hedging agreements are recorded directly to stockholders' equity until the hedged quantities of natural gas or condensate are produced. We do not use derivative instruments for trading purposes.

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

     Pursuant to the terms of the Company's production payment agreement entered into in March 2000, the Company entered into the following hedge arrangements with respect to a portion of the natural gas and condensate production associated therewith and which effectively hedge a portion of the Company's production:


                                                                                 TOTAL            CONTRACT  PRICE
                                                                                                ---------------------
                                                                              VOLUMES IN             COLLAR
                                                                                                ---------------------
      PERIOD                                                                  MMBtus/Bbls        FLOOR     CEILING
      ------                                                                  -----------       --------  -----------
      Natural gas:
        April 2000 - October 2000......................................         3,745,000        $ 2.10        $  3.40
        November 2000 - March 2001.....................................         1,887,500          2.35           3.95
      Condensate:
        April 2000 - September 2000....................................           228,750         18.50          32.50
        October  2000 - March 2001.....................................           182,000         18.50          29.25

     Under these contracts, the counterparty was required to make payment to the Company if the settlement price (based on New York Merchantile Exchange prices) for the period was below the floor, and the Company was required to make payment to the counterparty if the settlement price for any period was above the ceiling price. The Company recognized hedging losses of $1.6 million and $6.7 million under these contracts for the years ended January 31, 2002 and 2001, respectively.

     In July and September 2001, the Company entered into the following hedging arrangements (settlement price based on a published industry index of natural gas prices at Houston Ship Channel) with respect to a portion of the Company's natural gas production:


                                                                                 TOTAL             CONTRACT PRICE
                                                                                                ---------------------
                                                                             VOLUMES IN              COLLAR
                                                                                                ---------------------
      PERIOD                                                                    MMBtus           FLOOR       CEILING
      ------                                                                -------------       ---------   ---------
      Natural gas:
       August 2001 - July 2002.........................................       2,555,000           $  3.30      $  3.95
       November 2001 - March 2002......................................       1,510,000              2.85         3.30
       April 2002 - October 2002.......................................       1,070,000              2.85         3.35


     As of January 31, 2002, the Company recognized hedging gains of $1.1 million. At January 31, 2002, the Company estimated that these contracts had a fair value of $2.3 million.

     In November 2000, the Company entered into the following commodity price hedging arrangement with respect to a portion of the Company's natural gas production:

                                                                                 TOTAL           CONTRACT  PRICE
                                                                                                --------------------
                                                                             VOLUMES IN              COLLAR
                                                                                                --------------------
      PERIOD                                                                MMBtus/Bbls          FLOOR     CEILING
      ------                                                                -----------         --------   ---------
      Natural gas:
       December 2000 - November  2001..................................      7,300,000            $  3.50      $  6.00

     Under terms of this collar transaction, the counterparty is required to make payment to the Company if the settlement price (based on a published industry index of natural gas prices at Houston Ship Channel) for any settlement period is below the floor price for such transaction and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. For the years ended January 31, 2002 and 2001, the Company recognized hedging gains of $2.1 million and hedging losses of $2.4 million, respectively, under this contract.

     Because substantially all of its long-term obligations at January 31, 2002 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility ($1.3 million outstanding at January 31, 2002) are subject to a rate of interest that fluctuates based on short-term interest rates. The Company had no interest rate hedges at January 31, 2002.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                               Page
                                                                                                               ----
Report of Independent Accountants...........................................................................    19
Financial Statements:
    Consolidated Balance Sheet..............................................................................    20
    Consolidated Statement of Operations....................................................................    21
    Consolidated Statement of Stockholders' Equity (Deficit)................................................    22
    Consolidated Statement of Cash Flows....................................................................    23
    Notes to Consolidated Financial Statements..............................................................    24

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of TransTexas Gas Corporation


     In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of TransTexas Gas Corporation (successor) at January 31, 2002 and 2001, and the results of operations and cash flow for the two years ended January 31, 2002 and 2001, the results of operations and cash flow for TransTexas Gas Corporation (predecessor) for the period ended January 31, 2000 (successor and predecessor are collectively referred to as the "Company"), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities effective February 1, 2001.

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


PricewaterhouseCoopers LLP

Houston, Texas
April 30, 2002

                           TRANSTEXAS GAS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                                                   JANUARY 31,
                                                                                         -------------------------------
                                                                                              2002             2001
                                                                                         --------------    -------------
                                    ASSETS
Current assets:
  Cash and cash equivalents..........................................................    $        6,559    $      20,715
  Accounts receivable................................................................            15,267           42,533
  Receivables from affiliates........................................................              --                 21
  Inventories........................................................................               818            1,476
  Other .............................................................................             3,112            2,521
                                                                                         --------------    -------------
     Total current assets............................................................            25,756           67,266
                                                                                         --------------    -------------
Property and equipment...............................................................           494,748          413,811
Less accumulated depreciation, depletion and amortization............................           367,801           81,483
                                                                                         --------------    -------------
Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $45,301 and $81,381 was excluded from
  amortization at January 31, 2002 and 2001, respectively............................           126,947          332,328
                                                                                         --------------    -------------
Other assets.........................................................................             2,101            2,649
                                                                                         --------------    -------------
                                                                                         $      154,804    $     402,243
                                                                                         ==============    =============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term debt...............................................    $        2,444    $       4,269
  Accounts payable...................................................................             5,805            9,255
  Accrued liabilities................................................................            26,127           33,153
                                                                                         --------------    -------------
     Total current liabilities.......................................................            34,376           46,677
                                                                                         --------------    -------------
Long-term debt, net of current maturities ...........................................           261,774          281,271
Production payments, net of current portion .........................................            26,005           12,732
Deferred income taxes ...............................................................              --              9,984
Other liabilities ...................................................................             6,644            8,011
Redeemable preferred stock ..........................................................            72,125           25,722
Commitments and contingencies (Note 14)..............................................              --               --
Stockholders' equity (deficit) (Note 2):
  Common stock, $0.01 par value, 100,247,500 shares authorized;
    1,250,251 shares issued and outstanding..........................................                12               12
  Additional paid-in capital.........................................................            25,013           25,013
  Accumulated deficit ...............................................................          (273,493)          (7,179)
  Accumulated other comprehensive income.............................................             2,348             --
                                                                                         --------------    -------------
     Total stockholders' equity (deficit)............................................          (246,120)          17,846
                                                                                         --------------    -------------
                                                                                         $      154,804    $     402,243
                                                                                         ==============    =============



    The accompanying notes are an integral part of the financial statements.

                           TRANSTEXAS GAS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                         SUCCESSOR                       PREDECESSOR
                                                             ----------------------------------        --------------
                                                                               YEAR ENDED JANUARY 31,
                                                             --------------------------------------------------------
                                                                 2002                 2001                  2000
                                                              -------------       -------------    |    -------------
                                                                                                   |
Revenues:                                                                                          |
   Gas, condensate and natural gas liquids .............      $     133,138       $     187,883    |    $     112,898
   Loss on the sale of assets...........................                 --                --      |             (438)
   Other ...............................................              1,245               2,208    |            2,770
                                                              -------------       -------------    |    -------------
      Total revenues....................................            134,383             190,091    |          115,230
                                                              -------------       -------------    |    -------------
Costs and expenses:                                                                                |
   Operating ...........................................             19,195              19,127    |           20,147
   Depreciation, depletion and amortization ............             91,266              81,483    |           75,044
   General and administrative ..........................             19,854              20,303    |           19,883
   Taxes other than income taxes........................              4,175               7,156    |            9,788
   Impairment of gas and oil properties.................            195,065                --      |             --
                                                              -------------       -------------    |    -------------
      Total costs and expenses .........................            329,555             128,069    |          124,862
                                                              -------------       -------------    |    -------------
      Operating income (loss)...........................           (195,172)             62,022    |           (9,632)
                                                              -------------       -------------    |    -------------
Other income (expense):                                                                            |
   Interest income......................................                580                 574    |              472
   Interest expense, net................................            (35,303)            (34,069)   |          (38,526)
                                                              -------------       -------------    |    -------------
      Total other expense...............................            (34,723)            (33,495)   |          (38,054)
                                                              -------------       -------------    |    -------------
      Income (loss) before reorganization items,                                                   |
      income taxes and extraordinary item ..............           (229,895)             28,527    |          (47,686)
                                                              -------------       -------------    |    -------------
Reorganization items:                                                                              |
   Legal and professional fees..........................               --                  --      |           (8,325)
   Revaluation of assets to fair market value...........               --                  --      |           58,836
                                                              -------------       -------------    |    -------------
      Total reorganization items........................               --                  --      |           50,511
                                                              -------------       -------------    |    -------------
Income tax expense (benefit)............................             (9,984)              9,984    |           10,000
                                                              -------------       -------------    |    -------------
      Income (loss) before extraordinary item...........           (219,911)             18,543    |           (7,175)
Extraordinary item - gain on early                                                                 |
  extinguishment of debt, net of tax....................               --                  --      |          436,490
                                                              -------------       -------------    |    -------------
      Net income (loss).................................      $    (219,911)      $      18,543    |    $     429,315
                                                              =============       =============    |    =============
Accretion of preferred stock............................      $      46,403       $      25,722    |    $        --
                                                              =============       =============    |    =============
   Net income (loss) available to common                                                           |
   stockholders ........................................      $    (266,314)      $      (7,179)   |    $     429,315
                                                              =============       =============    |    =============
Basic and diluted net income (loss) per share:                                                     |
   Loss before extraordinary item.......................      $     (213.01)      $       (5.74)   |    $       (0.13)
   Extraordinary item...................................               --                  --      |             7.59
                                                              -------------       -------------    |    -------------
                                                              $     (213.01)      $       (5.74)   |    $        7.46
                                                              =============       =============    |    =============
                                                                                                   |
Weighted average number of shares outstanding                                                      |
   for basic and diluted net income (loss) per share....          1,250,251           1,250,251    |       57,515,566
                                                              =============       =============    |    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                 ADDITIONAL
                                                                  PAID-IN       RETAINED                ACCUMULATED       TOTAL
                                             COMMON STOCK         CAPITAL       EARNINGS                   OTHER       STOCKHOLDERS'
                                      ------------------------   (CAPITAL     (ACCUMULATED  TREASURY    COMPREHENSIVE      EQUITY
                                          SHARES       AMOUNT     DEFICIT)      DEFICIT)     STOCK        INCOME        (DEFICIT)
                                      -----------    ---------   -----------   -----------  ---------   -------------  -------------
PREDECESSOR:
Balance at January 31, 1999 ........   74,000,000    $     740   $   19,915   $ (188,265)  $(262,405)     $     --      $(430,015)
  Contribution from TEC ............           --           --          700           --          --            --            700
  Adoption of fresh-start reporting            --           --      (21,355)    (241,050)    262,405            --             --
  Net income .......................           --           --           --      429,315          --            --        429,315
                                      -----------    ----------  ----------   ----------   ---------      --------      ---------
SUCCESSOR:
Balance at January 31, 2000 ........   74,000,000          740         (740)          --          --            --             --
  Cancellation of old common stock .  (74,000,000)        (740)         740           --          --            --             --
  Issuance of new common stock .....    1,250,251           12          (12)          --          --            --             --
  Proceeds from short-swing sale ...           --           --           25           --          --            --             25
  Accretion of preferred stock .....           --           --           --      (25,722)         --            --        (25,722)
  Adjustment to reorganization value           --           --       25,000           --          --                       25,000
  Net income .......................           --           --           --       18,543          --            --         18,543
                                      -----------    ----------  ----------   ----------   ---------      --------      ---------
Balance at January 31, 2001 ........    1,250,251           12       25,013       (7,179)         --            --         17,846
  Cumulative effect of adopting
   SFAS 133 ........................           --           --           --           --          --        (1,282)        (1,282)
  Change in fair value of hedge
   agreements ......................           --           --           --           --          --         2,486          2,486
  Reclassification adjustments for
   hedge agreement settlements .....           --           --           --           --          --         1,144          1,144
  Accretion of preferred stock .....           --           --           --      (46,403)         --            --        (46,403)
  Net loss .........................           --           --           --     (219,911)         --            --       (219,911)
                                      -----------    ---------   ----------   ----------   ---------     ---------      ---------
Balance at January 31, 2002 ........    1,250,251    $      12   $   25,013   $ (273,493)  $      --     $   2,348      $(246,120)
                                      ===========    =========   ==========   ==========   =========     =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                                  SUCCESSOR                  PREDECESSOR
                                                                      --------------------------------      -------------
                                                                                        YEAR ENDED JANUARY 31,
                                                                      ---------------------------------------------------
                                                                          2002               2001                2000
                                                                      -------------      --------------  |  -------------
                                                                                                         |
Operating activities:                                                                                    |
   Net income (loss).........................................         $    (219,911)     $       18,543  |  $     429,315
   Adjustments to reconcile net income (loss) to net cash                                                |
   provided by operating activities:                                                                     |
      Reorganization adjustments:                                                                        |
          Extraordinary item.................................                  --                  --    |       (436,490)
          Revaluation of assets..............................                  --                  --    |        (58,836)
      Depreciation, depletion and amortization...............                91,266              81,483  |         75,044
      Impairment of gas and oil properties...................               195,065                --    |           --
      Accretion of discount on long-term debt................                   161               3,813  |           --
      Amortization of debt issue costs.......................                   530                 343  |          1,641
      Loss on the sale of assets.............................                  --                  --    |            438
      Deferred income taxes..................................                (9,984)              9,984  |         10,000
      Changes in assets and liabilities                                                                  |
          Accounts receivable................................                27,266             (22,941) |         (3,501)
          Receivable from affiliates.........................                    21               1,086  |            179
          Inventories........................................                   658                 265  |          1,469
          Other current assets...............................                 1,757              (1,595) |          2,767
          Accounts payable...................................                (3,450)             (6,567) |          5,430
          Accrued interest payable to affiliates.............                  --                  --    |         14,628
          Accrued liabilities................................                (7,422)             23,255  |         (3,271)
          Transactions with affiliates, net..................                  --                  --    |            700
          Other assets.......................................                   156                (112) |            378
          Other liabilities..................................                (1,367)            (26,635) |          6,691
                                                                      -------------      --------------  |  -------------
             Net cash provided by operating activities.......                74,746              80,922  |         46,582
                                                                      -------------      --------------  |  -------------
Investing activities:                                                                                    |
   Capital expenditures......................................              (134,325)           (101,189) |        (42,342)
   Proceeds from the sale of assets..........................                53,627              16,182  |            445
                                                                      -------------      --------------  |  ---------------
             Net cash used by investing activities...........               (80,698)            (85,007) |        (41,897)
                                                                      -------------      --------------  |  -------------
Financing activities:                                                                                    |
   Issuance of note payable..................................                  --                  --    |         30,000
   Issuance of long-term debt................................                 2,134              32,500  |           --
   Principal payments on long-term debt......................                (7,059)            (16,943) |         (1,896)
   Revolving credit agreement, net...........................               (16,639)             13,739  |          3,860
   Issuance of production payments...........................                49,800              27,000  |           --
   Principal payments on production payments.................               (36,131)            (47,303) |        (22,136)
   Proceeds from short-swing sale............................                  --                    25  |           --
   Debt issue costs..........................................                  (309)             (2,506) |           --
                                                                      -------------      --------------  |  -------------
             Net cash provided (used) by financing activities                (8,204)              6,512  |          9,828
                                                                      -------------      --------------  |  -------------
             Increase (decrease) in cash and cash equivalents               (14,156)              2,427  |         14,513
Beginning cash and cash equivalents..........................                20,715              18,288  |          3,775
                                                                      -------------      --------------  |  -------------
Ending cash and cash equivalents.............................         $       6,559      $       20,715  |  $      18,288
                                                                      =============      ==============  |  =============



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

   Cash and Cash Equivalents

     TransTexas considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at January 31, 2002 and 2001 include $0.2 million and $2.2 million, respectively, restricted for payments of future goods and services provided by certain vendors.

   Inventories

     TransTexas' inventories, consisting primarily of tubular goods, are stated at the lower of average cost or market.

   Gas and Oil Properties

     TransTexas uses the full cost method of accounting for exploration and development costs. Under this method of accounting, the cost of all exploration and development activities are capitalized. Such capitalized costs and estimated future development and reclamation costs are amortized on a unit-of-production method. Net capitalized costs of gas and oil properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated unescalated future net revenues from proved reserves; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. For the year ended January 31, 2002, TransTexas recorded impairment losses related to write-downs of $195.1 million of its net capitalized costs of gas and oil properties to the cost center ceiling in accordance with the full cost method of accounting.

     Proceeds from the sale of gas and oil properties are applied to reduce the costs in the cost center unless the sale involves a significant quantity of reserves in relation to the cost center, in which case a gain or loss is recognized.

     Unevaluated properties and associated costs not currently being amortized and included in gas and oil properties were $45 million and $81 million at January 31, 2002 and 2001, respectively. The properties represented by these costs were undergoing exploration activities at such date, or are properties on which TransTexas intends to commence such activities in the future. TransTexas believes that the unevaluated properties at January 31, 2002 will be substantially evaluated in 12 to 24 months and it will begin to amortize these costs at such time.

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

                           TRANSTEXAS GAS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

   Defined Contribution Plan

     TransTexas maintains a defined contribution plan, which incorporates a "401(k) feature" as allowed under the Internal Revenue Code. All investment transactions are administered by Massachusetts Mutual Life Insurance Company. Employees who are at least 21 years of age and have completed one year of credited service are eligible to participate on the first day of the month following their eligibility. TransTexas matches employee contributions up to a maximum of 100% of the first 3% and 50% of the next 2% of the participant's compensation. TransTexas' contributions with respect to this plan totaled $0.2 million for each of the years ended January 31, 2002, 2001 and 2000. All Company contributions are currently funded.

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

                           TRANSTEXAS GAS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

   Hedging Agreements

     From time to time, TransTexas enters into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. Effective February 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which was amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These pronouncements establish accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. The Company recorded a cumulative effect charge to comprehensive income of approximately $1.3 million to recognize the fair value of its liability under the Company's derivative instruments upon the adoption of SFAS
133. During the year ended January 31, 2002, decreases in the prevailing commodity prices for oil and natural gas have reduced the fair value of the Company's liability under its derivative instruments, which resulted in an adjustment to comprehensive income. A summary of the Company's comprehensive income and accumulated other comprehensive loss for the period ended January 31, 2002 is as follows (in thousands of dollars):

                                                                                                       ACCUMULATED
                                                                                 ACCUMULATED              OTHER
                                                                                COMPREHENSIVE         COMPREHENSIVE
                                                                                    LOSS                  INCOME
                                                                              -----------------      -----------------
      Balance at January 31, 2001........................................     $                      $           --
      Net loss for the year ended January 31, 2002.......................              (219,911)
      Other comprehensive income:
         Cumulative effect of adopting SFAS 133..........................                (1,282)                (1,282)
         Change in the fair value of hedge agreements....................                 2,486                  2,486
         Reclassification adjustments for hedge agreement settlements....                 1,144                  1,144
                                                                              -----------------      -----------------
                Comprehensive loss.......................................     $        (217,563)
                                                                              =================
      Balance at January 31, 2002........................................                            $           2,348
                                                                                                     =================



     Pursuant to the terms of the Company's production payment agreement entered into in March 2000, the Company entered into the following hedge arrangements with respect to a portion of the natural gas and condensate production associated therewith and which effectively hedge a portion of the Company's production:


                                                                                                  CONTRACT  PRICE
                                                                                                -------------------
                                                                                  TOTAL               COLLAR
                                                                               VOLUMES IN       -------------------
      PERIOD                                                                   MMBtus/Bbls       FLOOR     CEILING
      ------                                                                   -----------      --------  ---------
      Natural gas:
        April 2000 - October 2000......................................         3,745,000       $  2.10    $  3.40
        November 2000 - March 2001.....................................         1,887,500          2.35       3.95
      Condensate:
        April 2000 - September 2000....................................           228,750         18.50      32.50
        October  2000 - March 2001.....................................           182,000         18.50      29.25

     Under these contracts, the counterparty was required to make payment to the Company if the settlement price (based on New York Merchantile Exchange prices) for the period was below the floor, and the Company was required to make payment to the counterparty if the settlement price for any period was above the ceiling price. The Company recognized hedging losses of $1.6 million and $6.7 million under these contracts for the years ended January 31, 2002 and 2001, respectively.

                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

      In July and September 2001, the Company entered into the following hedging arrangements (settlement price based on a published industry index of natural gas prices at Houston Ship Channel) with respect to a portion of the Company's natural gas production:

                                                                                                  CONTRACT  PRICE
                                                                                                --------------------
                                                                                 TOTAL                 COLLAR
                                                                              VOLUMES IN        --------------------
      PERIOD                                                                     MMBtus          FLOOR      CEILING
      ------                                                                --------------      ---------   --------
      Natural gas:
        August 2001 - July 2002........................................         2,555,000       $  3.30   $   3.95
        November 2001 - March 2002.....................................         1,510,000          2.85       3.30
        April 2002 - October 2002......................................         1,070,000          2.85       3.35


     As of January 31, 2002, the Company recognized hedging gains of $1.1 million. At January 31, 2002, the Company estimated that these contracts had a fair value of $2.3 million.

      In November 2000, the Company entered into the following commodity price hedging arrangement with respect to a portion of the Company's natural gas production:

                                                                                                  CONTRACT  PRICE
                                                                                                -------------------
                                                                                TOTAL                 COLLAR
                                                                              VOLUMES IN        -------------------
      PERIOD                                                                 MMBtus/Bbls         FLOOR    CEILING
      ------                                                                 -----------        --------  ---------
      Natural gas:
        December 2000 - November  2001.................................       7,300,000         $  3.50    $  6.00

     Under terms of this collar transaction, the counterparty is required to make payment to the Company if the settlement price (based on a published industry index of natural gas prices at Houston Ship Channel) for any settlement period is below the floor price for such transaction and the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such transaction. For the years ended January 31, 2002 and 2001, the Company recognized hedging gains of $2.1 million and hedging losses of $2.4 million, respectively, under this contract.

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

   Net Income (Loss) Per Share

     Basic and diluted net income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during each period, excluding treasury shares. After adopting fresh-start reporting, the number of common shares used to calculate basic earnings per share is 1,250,251. At January 31, 2002, potential common shares to be included in diluted earnings per share, if they were dilutive, are as follows:

                  Series A Senior Preferred Stock..........................              54,167,576
                  Series A Junior Preferred Stock..........................               2,876,187
                  Class A Common Stock.....................................               1,002,751
                  Class B Common Stock.....................................                 247,500
                  Class A Common Stock Warrants............................                 738,004
                                                                                       ------------
                                                                                         59,032,018
                                                                                       ============

                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


   Recently Issued Pronouncements

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

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 did not affect the ceiling test calculation under the full cost method of accounting. The adoption of SFAS 144 effective February 1, 2002 had no impact on the Company's financial statements.

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

(2) agreed to pay approximately $28.3 million to settle certain accounts payable, severance, property and franchise taxes. The $28.3 million is payable in quarterly installments generally over a five year period with stated interest ranging from 8% to 10%. The Company paid $6.6 million and $7.6 million of this amount in fiscal 2002 and 2001, respectively.

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

                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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

     On January 31, 2002, the Company's equity securities consisted of (i) 313,016,913 shares of Series A Senior Preferred Stock, $0.001 par value, (ii) 24,624,894 shares of Series A Junior Preferred Stock, $0.001 par value (iii) 1,002,751 shares of Class A Common Stock, $0.01 par value, (iv) 247,500 shares of Class B Common Stock, $0.01 par value, and (v) warrants exercisable to purchase 738,004 shares of Class A Common Stock at a price of $120 per share.

   Redeemable Preferred Stock

     The Series A Senior Preferred Stock (the "Senior Preferred Stock") has a liquidation preference of $1.00 per share plus accrued and unpaid dividends. The terms of the Senior Preferred Stock include a cumulative dividend preference, payable quarterly out of funds legally available therefor, if any. During the first two years following the Effective Date, the Company was required to pay cash dividends at a rate of $0.10 per share per annum, or, at its option, in-kind dividends of additional shares of Senior Preferred Stock at a rate of $0.20 per share per annum. The Company paid these quarterly dividends with additional shares of Preferred Stock. The Senior Preferred Stock is mandatorily redeemable on March 15, 2006 at a rate of $1.00 per share plus accrued and unpaid dividends. One-half of the then-outstanding shares of Senior Preferred Stock is mandatorily convertible into shares of Class A Common Stock at a rate of 0.3461 shares of Class A Common Stock per $1.00 of liquidation preference if either (i) more than 75 million shares of Senior Preferred Stock remain outstanding after March 15, 2006 or (ii) the Company fails to pay dividends on the Senior Preferred Stock on any two dividend payment dates. The Certificate of Designation for the Senior Preferred Stock includes restrictive covenants comparable to those included in the Indenture.

     Holders of Senior Preferred Stock have the right, voting separately as a class, to elect four (4) of the five (5) directors to the Board of Directors; provided, that if the Company has not paid dividends with respect to any two payments due commencing June 15, 2002, such holders will have the right, voting separately as a class, to elect all five (5) directors to the Board of Directors. Holders of Senior Preferred Stock have one vote per share, voting together with the Class A Common Stock, the Junior Preferred Stock and any other series or classes of stock entitled to vote with the Class A Common Stock, on all matters on which the holders of the Class A Common Stock are entitled to vote generally. Voting rights of the Senior Preferred Stock may not be changed without the consent of the holders of 75% of the shares of Senior Preferred Stock, voting as a class.

                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Based on the reorganization value of the Company, the fair value of the Junior Preferred Stock, together with the Senior Preferred Stock, (the "Preferred Stock") and the Class A Common Stock, together with the Class B Common Stock, (the "Common Stock") was estimated to be zero. The Senior Preferred Stock and Junior Preferred Stock are mandatorily redeemable in 2006 and 2010, respectively. As a result, the Company accretes, in the form of a non-cash dividend deducted to arrive at net income (loss) available to common stockholders and charged to retained earnings, an amount equal to the combined redemption amount totaling $243.2 million (initial liquidation value) over the period prior to redemption. In addition, net income (loss) available to common stockholders reflects dividends earned and accrued on the Preferred Stock. Accrued preferred stock dividends are recorded at fair value. Any difference between the initial fair value and the redemption value are accreted in the same manner as described above. For the years ended January 31, 2002 and 2001, accretion of preferred stock totaled $46.4 million and $25.7 million, respectively.

     The Company does not anticipate paying cash dividends on the Senior or Junior Preferred Stock in the future. The Company has had discussions with certain of its preferred stockholders relating to amendments of the Certificates of Designation of the Senior and Junior Preferred Stock to enable the Company to convert all of the Preferred Stock to shares of Class A Common Stock based on agreed upon rates of conversion.

3.   LIQUIDITY

     In order to maintain or increase proved oil and gas reserves, TransTexas is required to make substantial capital expenditures for the exploration and development of natural gas and oil prospects. TransTexas remains highly leveraged and a substantial portion of its cash flow will be required for debt service. In addition, cash flow from operations is dependent on the level of gas and oil prices, which are historically volatile. Management plans to fund TransTexas' 2003 debt service requirements and capital expenditures with cash flows from operating activities and borrowings under the production payment drilling program and other financings. In addition, the Company has commenced negotiations for joint venture drilling opportunities with several unrelated entities. Should these drilling prospects not be productive or should oil and gas prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of TransTexas' debt documents and Senior Preferred Stock.

                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


4.   OTHER CURRENT ASSETS

     The major components of other current assets are as follows (in thousands of dollars):

                                                                                              JANUARY 31,
                                                                                    ------------------------------
                                                                                        2002             2001
                                                                                    -------------   --------------
      Prepayments:
        Trade.................................................................      $         485   $          362
        Insurance.............................................................                252              147
      Fair value of hedging contracts.........................................              2,348               --
      Deferred commodity hedging contract losses..............................                 --            1,972
      Other...................................................................                 27               40
                                                                                    -------------  ---------------
                                                                                    $       3,112   $        2,521
                                                                                    =============   ==============


5.   PROPERTY AND EQUIPMENT

     The major components of property and equipment, at cost, are as follows (in thousands of dollars):


                                                                                              JANUARY 31,
                                                                                    ------------------------------
                                                                                        2002             2001
                                                                                    -------------   --------------
      Gas and oil properties..................................................      $     437,813   $      364,171
      Gas gathering and transportation .......................................             50,462           43,774
      Equipment and other.....................................................              6,473            5,866
                                                                                    -------------   --------------
                                                                                    $     494,748   $      413,811
                                                                                    =============   ==============

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

     TransTexas incurred approximately $46.7 million, $48.2 million and $41.2 million of interest charges of which approximately $11.4 million, $14.1 million and $2.7 million were capitalized for the years ended January 31, 2002, 2001 and 2000, respectively. Capitalized interest is included as part of the cost of gas and oil properties. TransTexas uses capitalization rates based on its weighted average cost of borrowings used to finance such expenditures.

     For the year ended January 31, 2002, TransTexas recorded impairment losses related to write-downs of $195.1 million of its net capitalized costs of gas and oil properties to the cost center ceiling in accordance with the full cost method of accounting.

6.   OTHER ASSETS

     The major components of other assets are as follows (in thousands of dollars):

                                                                                              JANUARY 31,
                                                                                    ------------------------------
                                                                                        2002             2001
                                                                                    -------------   --------------
      Debt issue costs, net of accumulated amortization of $1,184 at January
        31, 2002 and $482 at January 31, 2001.................................      $       1,632   $        2,024
        Other ................................................................                469              625
                                                                                    -------------   --------------
                                                                                    $       2,101   $        2,649
                                                                                    =============   ==============


7.   LONG-TERM DEBT AND PRODUCTION PAYMENTS

   Long-Term Debt

     Long-term debt consists of the following (in thousands of dollars):

                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                             JANUARY 31,
                                                                                    ----------------------------
                                                                                        2002            2001
                                                                                    -------------   ------------
      15% Senior Secured Notes due 2005 ......................................       $    200,000   $    200,000
      Revolving Credit Note...................................................             30,000         30,000
      Term Note...............................................................             22,106         22,331
      Revolving credit agreement .............................................              1,305         17,944
      Notes payable, ranging from 8% to 10%, due
        through 2005..........................................................             10,807         15,265
                                                                                     ------------   ------------
          Total long-term debt................................................            264,218        285,540
      Less current maturities.................................................              2,444          4,269
                                                                                     ------------   ------------
                                                                                     $    261,774   $    281,271
                                                                                     ============   ============


     Aggregate annual maturities of long-term debt for fiscal years 2003 to 2006 are $3.2 million, $4.8 million, $2.0 million and $254.2 million, respectively. All of the Company's long-term debt is scheduled to be paid by the end of fiscal year 2006.

     On the Effective Date, the Company and GMAC Commercial Credit LLC ("GMACC") entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $20 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest monthly in arrears at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1%. In July 2001, GMACC agreed to make advances of $3.0 million in excess of a predetermined formula ("Overadvances") used to calculate the amount that the Company can borrow under the Accounts Receivable Facility. The Company utilized the Overadvances in August 2001 and repaid $2.0 million of the Overadvances in October 2001. As of January 31, 2002, the outstanding principal balance under the Accounts Receivable Facility was $1.3 million with availability for additional advances of approximately $1.3 million and will be due on March 14, 2005.

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

     On the Effective Date, the Company, as Issuer, Galveston Bay Pipeline Company and Galveston Bay Processing Corporation, as Guarantors, and Firstar Bank, N.A., as Trustee, entered into an Indenture dated as of March 15, 2000, pursuant to which the Company issued the Notes. Interest on the Notes is due semi-annually on March 15 and September 15. The Notes are secured by substantially all of the assets of the Company other than accounts receivable and inventory. The Indenture contains certain covenants that restrict the Company's ability to incur indebtedness, engage in related party transactions, dispose of assets or engage in sale/leaseback transactions, issue dividends on common stock, change its line of business, consolidate or merge with or into another entity or convey, transfer or lease all or substantially all of its assets, and suffer a change of control. The security interest in favor of the Trustee is subordinated to the Security Interest in favor of the Agent under the Oil and Gas Facility. The fair value of the Notes, based on quoted market prices on January 31, 2002, was $108 million.

                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     In December 1998, TransTexas borrowed $5.65 million from an unaffiliated third party in order to meet a portion of its December 31, 1998 interest payment obligations. In accordance with the Plan, the principal amount of the note was increased to $6.7 million, bears interest at 8% and is collateralized by a pledge of the stock of Galveston Bay Processing Corporation and a mortgage on the Winnie, Texas processing facility. At January 31, 2002, the undiscounted principal balance outstanding of this note was $4.2 million.

     Additional notes payable totaling $6.8 million and $10.2 million at January 31, 2002 and 2001, respectively, consist of amounts payable pursuant to the Plan in settlement of the claims of certain creditors. Such amounts are generally payable over a five year period with stated interest rates ranging from 8% to 10%; however, these notes have been discounted to an effective interest rate of 14%.

     Production Payments

     In March 2000, TransTexas entered into a production payment drilling program agreement with two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties ("Subject Interests"). The Company has the right to offer additional interests to the production payment parties at a negotiated purchase price. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In February 2001, the Company closed a Fourth Supplement to the production payment whereby the Company received $19.8 million in exchange for additional properties being made subject to the production payment. In July 2001, the Company closed a Fifth Supplement to the production payment whereby the Company received $15.0 million. In September 2001, the Company closed a Sixth and Seventh Supplement to the production payment whereby the Company received $15.0 million. As of January 31, 2002, the aggregate purchase price of all interests purchased pursuant to this production payment drilling program was $76.8 million and the outstanding balance of the production payment was $28.5 million, of which $2.5 million attributable to produced volumes is included in accrued liabilities. The Oil and Gas Revolving Credit Term Loan Agreement (the "Oil and Gas Facility") entered into by the Company, as borrower, Galveston Bay Processing Corporation and Galveston Bay Pipeline Company, as Guarantors, and with GMACC, as a Lender and as Agent, places certain restrictions on the amount that may be outstanding under the production payment. Certain of these restrictions were waived by the required lenders in connection with the Sixth and Seventh Supplements to the production payment. In March 2002, the Company closed an Eighth Supplement to the production payment whereby the Company received $14.0 million.

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

8.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     The following information reflects TransTexas' noncash financing activities (in thousands of dollars):


                                                                      SUCCESSOR                  PREDECESSOR
                                                            ------------------------------      -------------
                                                                            YEAR ENDED JANUARY 31,
                                                            ---------------------------------------------------
                                                                2002             2001               2000
                                                            -------------   --------------   |   --------------
                                                                                             |
      Financing activities:                                                                  |
         Accretion of stock............................     $      46,403   $       25,722   |   $        --
                                                            =============   ==============   |   =============
         Cancellation of old preferred common stock....     $        --     $          740   |   $        --
                                                            =============   ==============   |   =============
         Issuance of new common stock..................     $        --     $           12   |   $        --
                                                            =============   ==============   |   =============

                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Cash paid for interest is as follows (in thousands of dollars):


                                                                      SUCCESSOR                  PREDECESSOR
                                                            ------------------------------       ------------
                                                                             YEAR ENDED JANUARY 31,
                                                            --------------------------------------------------
                                                                2002             2001               2000
                                                            -------------   -------------   |   -------------
                                                                                            |
      Interest.........................................     $      33,321   $       16,352  |    $       9,616
                                                            =============   ==============  |    =============

     Cash paid during the year ended January 31, 2000 for reorganization items was $6.2 million.

9.   ACCRUED LIABILITIES

     Accrued liabilities classified as current liabilities consist of the following (in thousands of dollars):


                                                                                   JANUARY 31,
                                                                        -----------------------------------
                                                                            2002                  2001
                                                                        --------------       --------------
      Royalties.............................................            $        2,110       $        5,849
      Taxes other than income taxes.........................                       498                  749
      Accrued interest......................................                    14,803               13,511
      Payroll...............................................                     1,090                1,283
      Current portion of production payments................                     2,468                2,072
      Accrued insurance.....................................                     1,980                1,675
      Commodity hedging contract losses.....................                      --                  5,178
      Reorganization claims.................................                     2,084                2,446
      Other.................................................                     1,094                  390
                                                                        --------------       --------------
                                                                        $       26,127       $       33,153
                                                                        ==============       ==============

10.  OTHER LIABILITIES

     The major components of other liabilities are as follows (in thousands of dollars):

                                                                                   JANUARY 31,
                                                                        -----------------------------------
                                                                            2002                  2001
                                                                        --------------       --------------
      Reorganization claims.................................            $        6,644       $        8,011
                                                                        ==============       ==============

11.  INCOME TAXES

     Income tax expense (benefit) includes the following (in thousands of dollars):


                                                                      SUCCESSOR                 PREDECESSOR
                                                            -----------------------------      -------------
                                                                           YEAR ENDED JANUARY 31,
                                                            ------------------------------------------------
                                                                2002             2001              2000
                                                            ------------    -------------   |  -------------
                                                                                            |
      Federal                                                                               |
        Deferred ......................................     $     (9,984)   $       9,984   |  $      10,000
                                                            ============    =============   |  =============

     Total income tax expense differs from amounts computed by applying the statutory federal income tax rate to income before income taxes. The items accounting for this difference are as follows (in thousands of dollars):

                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                                                      SUCCESSOR                PREDECESSOR
                                                            -----------------------------      -------------
                                                                            YEAR ENDED JANUARY 31,
                                                            ------------------------------------------------
                                                                2002             2001              2000
                                                            -------------   -------------  |   -------------
                                                                                           |
      Federal income tax expense (benefit) at the                                          |
         statutory rate................................     $     (80,463)  $       9,984  |   $     153,760
      Increase (decrease) in tax resulting from:                                           |
         Debt discharged pursuant to Plan..............              --              --    |        (160,641)
         Adjustment of tax assumption..................              --              --    |          10,000
         Valuation allowance...........................            70,479            --    |           6,881
                                                            -------------   -------------  |   -------------
                                                            $      (9,984)  $       9,984  |   $      10,000
                                                            =============   =============  |   =============

     Significant components of TransTexas' tax attributes are as follows (in thousand of dollars):


                                                                                       JANUARY 31,
                                                                            --------------------------------
                                                                                 2002               2001
                                                                            -------------      -------------
      Deferred tax liabilities:
         Depreciation, depletion and amortization.....................      $        --        $      12,694
                                                                            -------------      -------------
              Net deferred tax liabilities ...........................               --               12,694
                                                                            -------------      -------------
      Deferred tax assets:
         Depreciation, depletion and amortization.....................             56,634               --
              Net operating loss carryforwards........................             13,845              2,710
                                                                            -------------      -------------
                                                                                   70,479              2,710
         Valuation allowance..........................................            (70,479)              --
                                                                            -------------      -------------
              Net deferred tax assets.................................               --                2,710
                                                                            -------------      -------------
                                                                            $        --        $       9,984
                                                                            =============      =============

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

                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


attributes of TransTexas may under certain circumstances be eliminated or reduced as a consequence of the Plan. The potential elimination or reduction of NOLs and such other tax attributes may substantially increase the amount of tax payable by TransTexas.

12.  RELATED PARTY TRANSACTIONS

     In March 2000, a services agreement was entered into between TNGC and the Company. Pursuant to the agreement, TransTexas provided certain accounting, legal, administrative and other services to TNGC and its affiliates in exchange for a monthly fee of $2,000. This agreement expired on September 30, 2001.

     In March 2002, John R. Stanley resigned as Chief Executive Officer and as Chairman and member of the Board of Directors of the Company. Pursuant to a separation agreement, the Company will pay Mr. Stanley $3.0 million in cash, in installments through November 2002, together with interest at the rate of 10% per annum until paid in full.

13.  COMMITMENTS AND CONTINGENCIES

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

   Operating Leases

     As of January 31, 2002, TransTexas had long-term leases covering land and other property and equipment. Rental expense was approximately $3 million for each of the years ended January 31, 2002, 2001 and 2000, respectively. Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of January 31, 2002, are as follows (in thousands of dollars): 2003-$317, 2004-$179, 2005-$90,
2006-$77, 2007-$7.

   Drilling Rig Commitment

     During February 2001, TransTexas entered into a one-year contract with an independent contractor for utilization of a drilling rig capable of drilling wells to a depth of approximately 18,500 feet. TransTexas utilized this rig to drill wells in the Galveston Bay area. As of January 31, 2002, the balance remaining to be paid under this contract, which commenced in May 2001, was approximately $1.7 million.

   Gas Delivery Agreements

     TransTexas has entered into contracts with Tejas Ship Channel LLC for transportation of its production from the Eagle Bay field to the Winnie facilities at a fixed negotiated rate. Under these contracts, the Company has agreed to deliver up to 75,000 MMBtu per day of natural gas and associated condensate.

                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company also entered into a contract with Centana Intrastate Pipeline Company for transportation of natural gas on a firm and interruptible basis from the Winnie facility to natural gas liquids recovery facilities located in the Beaumont/Port Arthur, Texas area, and residue gas from these facilities to various distribution points. Under the agreement, the Company has agreed to deliver up to a maximum of 56,250 Mcf of natural gas and up to 19,500 MMBtu of residue gas per day. Transportation fees for natural gas and residue gas are based on fixed negotiated rates.

14.  PREFERRED STOCK DIVIDENDS

     On January 31, May 30, August 29, November 28, 2001 and March 12, 2002, the Board of Directors of the Company authorized the payment of quarterly dividends to the holders of the Company's Preferred Stock of record on March 1, June 1, September 1, December 1, 2001 and March 1, 2002, respectively. The quarterly dividends were paid in-kind on March 15, June 15, September 17, December 17, 2001 and March 15, 2002 in additional shares of Preferred Stock of the same class at an annual rate of $0.20 per share for each share of Series A Senior Preferred Stock and at an annual rate of $0.10 per share for each share of Series A Junior Preferred Stock in accordance with the Certificate of Designation for Series A Senior Preferred Stock and the Certificate of Designation for Series A Junior Preferred Stock, respectively. Fractional shares were not issued, but were settled in cash.

15.  SHORT-SWING SALE

     During the year ended January 31, 2001, the Company received $25,000 in cash from a stockholder as a result of such stockholder's compliance with the requirement of the Securities Exchange Act of 1934, as amended, that profits from the sale of certain securities of a company that were held less than six months by certain officers, directors and principal stockholders must be returned to the Company. The Company recorded the proceeds as an increase to additional paid-in capital.

16.  BUSINESS SEGMENTS

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

     For the year ended January 31, 2002, two customers provided approximately $88 million in E&P revenues. For the year ended January 31, 2001, two customers provided approximately $124 million in E&P revenues. For the year ended January 31, 2000, three customers provided approximately $62 million in E&P revenues. TransTexas believes that the loss of any single purchaser would not have a material adverse effect on TransTexas due to the availability of other purchasers for its production at comparable prices.

17.  CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share data)

                                                                                SUCCESSOR
                                                      --------------------------------------------------------------
                                                                       YEAR ENDED JANUARY 31, 2002
                                                      --------------------------------------------------------------
                                                           1ST            2ND              3RD              4TH
                                                        QUARTER         QUARTER          QUARTER          QUARTER
                                                      ------------     ------------    ------------     ------------
      Revenues....................................    $     47,417     $     29,962    $     32,373     $     24,631
      Operating income (loss).....................          14,958          (60,580)        (43,575)        (105,975)
      Net income (loss)...........................           4,380          (56,406)        (52,531)        (115,354)
      Net income (loss) per share-- basic
        and diluted...............................           (4.21)          (53.80)         (51.78)         (103.22)

                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



                                                                               SUCCESSOR
                                                      --------------------------------------------------------------
                                                                        YEAR ENDED JANUARY 31, 2001
                                                      --------------------------------------------------------------
                                                            1ST            2ND            3RD               4TH
                                                        QUARTER         QUARTER         QUARTER           QUARTER
                                                      ------------     ------------    ------------     ------------
      Revenues....................................    $     38,609     $     44,240    $     50,082     $     57,160
      Operating income............................           6,949           13,206          19,044           22,823
      Net income (loss)...........................          (2,232)           3,917           6,912            9,946
      Net income (loss) per share-- basic
        and diluted...............................           (5.72)           (5.03)           2.69             2.32



                                                                              PREDECESSOR
                                                      --------------------------------------------------------------
                                                                       YEAR ENDED JANUARY 31, 2000
                                                      --------------------------------------------------------------
                                                           1ST            2ND              3RD              4TH
                                                        QUARTER         QUARTER          QUARTER          QUARTER
                                                      ------------     ------------    ------------     ------------
     Revenues.....................................    $     19,078     $     28,584    $     29,415     $     38,153
     Operating income (loss)......................         (13,217)          (4,116)          2,855            4,846
     Net income (loss)............................         (35,881)          (6,954)         (4,406)         476,556(1)
     Net income (loss) per share-- basic
       and diluted................................           (0.62)           (0.12)          (0.08)            8.28

-------------------
(1) Net income for the fourth quarter of 2000 includes a $436.5 million extraordinary gain on the extinguishment of debt and a $50.5 million credit for reorganization items.

18.  SUPPLEMENTAL GUARANTOR INFORMATION

     Galveston Bay Pipeline Company and Galveston Bay Processing Corporation are guarantors of the Notes and the Oil and Gas Facility. Separate financial statements of the Guarantors are not considered to be material to holders of the Notes and GMACC. The following condensed consolidating financial statements present supplemental information of the Guarantors as of and for the years ended January 31, 2002 and 2001.

                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 31, 2002
                            (IN THOUSANDS OF DOLLARS)

                                                                 GALVESTON   GALVESTON
                                                                    BAY         BAY                    CONSOLIDATED
                                                    TRANSTEXAS    PIPELINE   PROCESSING  ELIMINATIONS   TRANSTEXAS
                                                    ----------   ---------   ----------  ------------  -----------
                           ASSETS
Current assets:
   Cash and cash equivalents ....................   $   6,058    $      33    $     468    $            $   6,559
   Accounts receivable ..........................      15,033         --            234         --         15,267
   Receivables from affiliates ..................      15,523         --           --        (15,523)        --
   Inventories ..................................         818         --           --           --            818
   Other ........................................       3,110         --              2         --          3,112
                                                    ---------    ---------    ---------    ---------    ---------
      Total current assets ......................      40,542           33          704      (15,523)      25,756
                                                    ---------    ---------    ---------    ---------    ---------
Property and equipment ..........................     480,850        2,267       11,631         --        494,748
Less accumulated depreciation, depletion and
  amortization ..................................     363,343          653        3,805         --        367,801
                                                    ---------    ---------    ---------    ---------    ---------
      Net property and equipment ................     117,507        1,614        7,826         --        126,947
                                                    ---------    ---------    ---------    ---------    ---------
Other assets ....................................       2,103         --           --             (2)       2,101
                                                    ---------    ---------    ---------    ---------    ---------
                                                    $ 160,152    $   1,647    $   8,530    $ (15,525)   $ 154,804
                                                    =========    =========    =========    =========    =========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term debt .........   $   2,353    $      17    $      74    $    --      $   2,444
   Accounts payable .............................       5,546         --            259         --          5,805
   Accrued liabilities ..........................      26,115         --             12         --         26,127
                                                    ---------    ---------    ---------    ---------    ---------
      Total current liabilities .................      34,014           17          345         --         34,376
                                                    ---------    ---------    ---------    ---------    ---------
Payable to affiliates ...........................         (28)       1,948       13,603      (15,523)        --
Long-term debt, net of current maturities .......     261,050          580          144         --        261,774
Production payments, net of current portion .....      26,005         --           --           --         26,005
Other liabilities ...............................       6,644         --           --           --          6,644
Redeemable preferred stock ......................      72,125         --           --           --         72,125
Stockholders' equity (deficit):
   Common stock .................................          12         --           --           --             12
   Additional paid-in capital ...................      25,013            1            1           (2)      25,013
   Accumulated deficit ..........................    (264,683)        (899)      (5,563)        --       (271,145)
                                                    ---------    ---------    ---------    ---------    ---------
      Total stockholders' equity (deficit) ......    (239,658)        (898)      (5,562)          (2)    (246,120)
                                                    ---------    ---------    ---------    ---------    ---------
                                                    $ 160,152    $   1,647    $   8,530    $ (15,525)   $ 154,804
                                                    =========    =========    =========    =========    =========

                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 31, 2001
                            (IN THOUSANDS OF DOLLARS)

                                                                   GALVESTON       GALVESTON
                                                                      BAY              BAY                         CONSOLIDATED
                                                   TRANSTEXAS      PIPELINE        PROCESSING    ELIMINATIONS       TRANSTEXAS
                                                   ----------      ----------      ----------    ------------      ------------
                           ASSETS
Current assets:
  Cash and cash equivalents ..................      $  19,902       $      39       $     774       $    --         $  20,715
  Accounts receivable ........................         42,127            --               406            --            42,533
  Receivables from affiliates ................         11,660            --              --           (11,639)             21
  Inventories ................................          1,476            --              --              --             1,476
  Other ......................................          2,486            --                35            --             2,521
                                                    ---------       ---------       ---------       ---------       ---------
     Total current assets ....................         77,651              39           1,215         (11,639)         67,266
                                                    ---------       ---------       ---------       ---------       ---------
Property and equipment .......................        401,290           1,917          10,604            --           413,811
Less accumulated depreciation, depletion and
  amortization ...............................         79,181             314           1,988            --            81,483
                                                    ---------       ---------       ---------       ---------       ---------
      Net property and equipment .............        322,109           1,603           8,616            --           332,328
                                                    ---------       ---------       ---------       ---------       ---------
Other assets .................................          2,651            --              --                (2)          2,649
                                                    ---------       ---------       ---------       ---------       ---------
                                                    $ 402,411       $   1,642       $   9,831       $ (11,641)      $ 402,243
                                                    =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt .......      $   3,641       $      14       $     614       $    --         $   4,269
  Accounts payable ...........................          9,070              27             158            --             9,255
  Accrued liabilities ........................         33,145            --                 8            --            33,153
                                                    ---------       ---------       ---------       ---------       ---------
      Total current liabilities ..............         45,856              41             780            --            46,677
                                                    ---------       ---------       ---------       ---------       ---------
Payable to affiliates ........................           --             1,114          10,525         (11,639)           --
Long-term debt, net of current maturities ....        280,240             828             203            --           281,271
Production payments, net of current portion ..         12,732            --              --              --            12,732
Deferred income taxes ........................          9,984            --              --              --             9,984
Other liabilities ............................          8,011            --              --              --             8,011
Redeemable preferred stock ...................         25,722            --              --              --            25,722
Stockholders' equity (deficit):
  Common stock ...............................             12            --              --              --                12
  Additional paid-in capital .................         25,013               1               1              (2)         25,013
  Accumulated deficit ........................         (5,159)           (342)         (1,678)           --            (7,179)
                                                    ---------       ---------       ---------       ---------       ---------
     Total stockholders' equity (deficit) ....         19,866            (341)         (1,677)             (2)         17,846
                                                    ---------       ---------       ---------       ---------       ---------
                                                    $ 402,411       $   1,642       $   9,831       $ (11,641)      $ 402,243
                                                    =========       =========       =========       =========       =========

                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                           Year Ended January 31, 2002
                            (In thousands of dollars)

                                                                 GALVESTON      GALVESTON
                                                                   BAY              BAY                         CONSOLIDATED
                                                TRANSTEXAS       PIPELINE       PROCESSING     ELIMINATIONS     TRANSTEXAS
                                                ----------      ----------      ----------     ------------     ------------
Revenues:
  Gas, condensate and natural gas liquids       $ 133,138       $      --       $      --       $      --       $ 133,138
  Other ..................................            167             285           4,307          (3,514)          1,245
                                                ---------       ---------       ---------       ---------       ---------
     Total revenues ......................        133,305             285           4,307          (3,514)        134,383
                                                ---------       ---------       ---------       ---------       ---------
Costs and expenses:
  Operating ..............................         18,089               9           4,611          (3,514)         19,195
  Depreciation, depletion and amortization         89,110             339           1,817              --          91,266
  General and administrative .............         19,559             201              94              --          19,854
  Taxes other than income taxes ..........          4,045               2             128              --           4,175
  Impairment of gas and oil properties ...        195,065              --              --              --         195,065
                                                ---------       ---------       ---------       ---------       ---------
     Total costs and expenses ............        325,868             551           6,650          (3,514)        329,555
                                                ---------       ---------       ---------       ---------       ---------
     Operating loss ......................       (192,563)           (266)         (2,343)             --        (195,172)
                                                ---------       ---------       ---------       ---------       ---------
Other income (expense):
  Interest income ........................            573              --               7              --             580
  Interest expense, net ..................        (33,463)           (291)         (1,549)             --         (35,303)
                                                ---------       ---------       ---------       ---------       ---------
     Total other expense .................        (32,890)           (291)         (1,542)             --         (34,723)
                                                ---------       ---------       ---------       ---------       ---------
     Loss before income taxes ............       (225,453)           (557)         (3,885)             --        (229,895)
  Income tax benefit - deferred ..........         (9,984)             --              --              --          (9,984)
                                                ---------       ---------       ---------       ---------       ---------
     Net loss ............................      $(215,469)      $    (557)      $  (3,885)      $      --       $(219,911)
                                                =========       =========       =========       =========       =========

                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                           Year Ended January 31, 2001
                            (In thousands of dollars)

                                                                GALVESTON       GALVESTON
                                                                   BAY            BAY                          CONSOLIDATED
                                                TRANSTEXAS      PIPELINE       PROCESSING     ELIMINATIONS     TRANSTEXAS
                                                ----------      ---------      ----------     ------------     ------------
Revenues:
  Gas, condensate and natural gas liquids       $ 187,883       $      --       $      --       $      --       $ 187,883
  Other ..................................            520             599           6,830          (5,741)          2,208
                                                ---------       ---------       ---------       ---------       ---------
    Total revenues .......................        188,403             599           6,830          (5,741)        190,091
                                                ---------       ---------       ---------       ---------       ---------
Costs and expenses:
  Operating ..............................         20,559              34           4,275          (5,741)         19,127
  Depreciation, depletion and amortization         79,182             314           1,987              --          81,483
  General and administrative .............         19,713             132             458              --          20,303
  Taxes other than income taxes ..........          7,104               7              45              --           7,156
                                                ---------       ---------       ---------       ---------       ---------
    Total costs and expenses .............        126,558             487           6,765          (5,741)        128,069
                                                ---------       ---------       ---------       ---------       ---------
    Operating income .....................         61,845             112              65              --          62,022
                                                ---------       ---------       ---------       ---------       ---------
Other income (expense):
  Interest income ........................            574              --              --              --             574
  Interest expense, net ..................        (31,872)           (454)         (1,743)             --         (34,069)
                                                ---------       ---------       ---------       ---------       ---------
    Total other expense ..................        (31,298)           (454)         (1,743)             --         (33,495)
                                                ---------       ---------       ---------       ---------       ---------
    Income before income taxes ...........         30,547            (342)         (1,678)             --          28,527
Income taxes-- deferred ..................          9,984              --              --              --           9,984
                                                ---------       ---------       ---------       ---------       ---------
    Net income (loss) ....................      $  20,563       $    (342)      $  (1,678)      $      --       $  18,543
                                                =========       =========       =========       =========       =========


                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                           Year Ended January 31, 2002
                            (In thousands of dollars)

                                                                       GALVESTON      GALVESTON
                                                                         BAY              BAY                        CONSOLIDATED
                                                      TRANSTEXAS       PIPELINE       PROCESSING     ELIMINATIONS     TRANSTEXAS
                                                      ----------      -----------     ----------     ------------    ------------
Operating activities:
  Net loss .....................................      $(215,469)      $    (557)      $  (3,885)      $      --       $(219,911)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
   Depreciation, depletion and amortization ....         89,110             339           1,817              --          91,266
   Impairment of gas and oil properties ........        195,065              --              --              --         195,065
   Accretion of discount on long-term debt .....             78              38              45              --             161
   Amortization of debt issue costs ............            530              --              --              --             530
   Deferred income taxes .......................         (9,984)             --              --              --          (9,984)
   Changes in assets and liabilities:
      Accounts receivable ......................         27,094              --             172              --          27,266
      Receivable from affiliates ...............         (3,891)             --              --           3,912              21
      Inventories ..............................            658              --              --              --             658
      Other current assets .....................          1,724              --              33              --           1,757
      Accounts payable .........................         (3,524)            (27)            101              --          (3,450)
      Accrued liabilities ......................         (7,426)             --               4              --          (7,422)
      Transactions with affiliates, net ........             --             834           3,078          (3,912)             --
      Other assets .............................            156              --              --              --             156
      Other liabilities ........................         (1,367)             --              --              --          (1,367)
                                                      ---------       ---------       ---------       ---------       ---------
        Net cash provided by operating
         activities ............................         72,754             627           1,365              --          74,746
                                                      ---------       ---------       ---------       ---------       ---------
Investing activities:
  Capital expenditures .........................       (132,977)           (350)           (998)             --        (134,325)
  Proceeds from the sale of assets .............         53,627              --              --              --          53,627
                                                      ---------       ---------       ---------       ---------       ---------
        Net cash used by investing
         activities ............................        (79,350)           (350)           (998)             --         (80,698)
                                                      ---------       ---------       ---------       ---------       ---------
Financing activities:
  Issuance of production payments ..............         49,800              --              --              --          49,800
  Issuance of long-term debt ...................          2,134              --              --              --           2,134
  Principal payments on production payments ....        (36,131)             --              --              --         (36,131)
  Principal payments on long-term debt .........         (6,103)           (283)           (673)             --          (7,059)
  Revolving credit agreement net ...............        (16,639)             --              --              --         (16,639)
  Debt issue costs .............................           (309)             --              --              --            (309)
                                                      ---------       ---------       ---------       ---------       ---------
        Net cash used by financing activities ..         (7,248)           (283)           (673)             --          (8,204)
                                                      ---------       ---------       ---------       ---------       ---------
        Decrease in cash and cash equivalents ..        (13,844)             (6)           (306)             --         (14,156)
Beginning cash and cash equivalents ............         19,902              39             774              --          20,715
                                                      ---------       ---------       ---------       ---------       ---------
Ending cash and cash equivalents ...............      $   6,058       $      33       $     468       $      --       $   6,559
                                                      =========       =========       =========       =========       =========

                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                           Year Ended January 31, 2001
                            (In thousands of dollars)

                                                                       GALVESTON        GALVESTON
                                                                         BAY               BAY                        CONSOLIDATED
                                                       TRANSTEXAS      PIPELINE        PROCESSING     ELIMINATIONS     TRANSTEXAS
                                                       ---------       ---------       ---------      ------------    ------------
Operating activities:
  Net income (loss) .............................      $  20,563       $    (342)      $  (1,678)      $      --       $  18,543
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
    Depreciation, depletion and amortization ....         79,182             314           1,987              --          81,483
    Accretion of discount on long-term debt .....          3,571              58             184              --           3,813
    Amortization of debt issue costs ............            343              --              --              --             343
    Deferred income taxes .......................          9,984              --              --              --           9,984
    Changes in assets and liabilities:
       Accounts receivable ......................        (22,984)            110             (67)             --         (22,941)
       Receivable from affiliates ...............         (1,414)             --              --           2,500           1,086
       Inventories ..............................            265              --              --              --             265
       Other current assets .....................         (1,578)             --             (17)             --          (1,595)
       Accounts payable .........................         (6,645)             24              54              --          (6,567)
       Accrued liabilities ......................         23,313             (11)            (47)             --          23,255
       Transactions with affiliates, net ........             --             477           2,023          (2,500)             --
       Other assets .............................           (113)             --               1              --            (112)
       Other liabilities ........................        (26,635)             --              --              --         (26,635)
                                                       ---------       ---------       ---------       ---------       ---------
          Net cash provided by operating
           activities ...........................         77,852             630           2,440              --          80,922
                                                       ---------       ---------       ---------       ---------       ---------
Investing activities:
  Capital expenditures ..........................        (99,853)           (682)           (654)             --        (101,189)
  Proceeds from the sale of assets ..............         15,646             536              --              --          16,182
                                                       ---------       ---------       ---------       ---------       ---------
          Net cash used by investing
           activities ...........................        (84,207)           (146)           (654)             --         (85,007)
                                                       ---------       ---------       ---------       ---------       ---------
Financing activities:
    Issuance of production payments .............         27,000              --              --              --          27,000
    Principal payments on production payments ...        (47,303)             --              --              --         (47,303)
    Issuance of long-term debt ..................         32,500              --              --              --          32,500
    Principal payments on long-term debt ........        (15,049)           (489)         (1,405)             --         (16,943)
    Revolving credit agreement, net .............         13,739              --              --              --          13,739
    Proceeds from short-swing sale ..............             25              --              --              --              25
    Debt issue costs ............................         (2,506)             --              --              --          (2,506)
                                                       ---------       ---------       ---------       ---------       ---------
         Net cash provided (used) by financing
          activities ............................          8,406            (489)         (1,405)             --           6,512
                                                       ---------       ---------       ---------       ---------       ---------
        Increase (decrease) in cash and cash
          equivalents ...........................          2,051              (5)            381              --           2,427
Beginning cash and cash equivalents .............         17,851              44             393              --          18,288
                                                       ---------       ---------       ---------       ---------       ---------
Ending cash and cash equivalents ................      $  19,902       $      39       $     774       $      --       $  20,715
                                                       =========       =========       =========       =========       =========

                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


19.  SUPPLEMENTAL GAS AND OIL DISCLOSURE (Unaudited)

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

     Capitalized costs relating to gas and oil producing activities are as follows (in thousands of dollars):

                                                                                                  JANUARY 31,
                                                                                             ----------------------
                                                                                              2002           2001
                                                                                             --------      --------
     Proved properties ............................................................          $442,974      $326,564
     Unproved properties ..........................................................            45,301        81,381
                                                                                             --------      --------
        Total .....................................................................           488,275       407,945
     Less accumulated depreciation, depletion and amortization.....................           365,182        80,145
                                                                                             --------      --------
                                                                                             $123,093      $327,800
                                                                                             ========      ========



     Costs incurred for gas and oil producing activities are as follows (in thousands of dollars):

                                                                                   SUCCESSOR            PREDECESSOR
                                                                             ----------------------     -----------
                                                                                     YEAR ENDED JANUARY 31,
                                                                             --------------------------------------
                                                                               2002            2001          2000
                                                                             --------       --------   |   --------
                                                                                                       |
     Property acquisitions .........................................         $ 21,965       $ 20,594   |   $  6,175
     Exploration ...................................................           89,850         82,004   |     43,238
     Development ...................................................           22,110             --   |      4,350
                                                                             --------       --------   |   --------
                                                                             $133,925       $102,598   |   $ 53,763
                                                                             ========       ========   |   ========




     Results of operations for gas and oil producing activities are as follows (in thousands of dollars):

                                                                                   SUCCESSOR             PREDECESSOR
                                                                           ------------------------      -----------
                                                                                      YEAR ENDED JANUARY 31,
                                                                           -----------------------------------------
                                                                              2002            2001            2000
                                                                           ---------       ---------   |  ----------
                                                                                                       |
     Revenues .......................................................      $ 133,138       $ 187,883   |   $112,898
                                                                           ---------       ---------   |   --------
                                                                                                       |
     Expenses:                                                                                         |
       Production costs .............................................         23,381          25,723   |     29,935
       Depreciation, depletion and amortization .....................         89,973          80,145   |     73,721
       General and administrative ...................................          9,017           8,578   |     10,572
       Impairment of gas and oil properties .........................        195,065              --   |         --
                                                                           ---------       ---------   |   --------
          Total operating expenses ..................................        317,436         114,446   |    114,228
                                                                           ---------       ---------   |   --------
          Income (loss) before income taxes .........................       (184,298)         73,437   |     (1,330)
     Income taxes (benefit) .........................................        (64,504)         25,703   |       (466)
                                                                           ---------       ---------   |   --------
                                                                           $(119,794)      $  47,734   |   $   (864)
                                                                           =========       =========   |   ========
     Depletion rate per net equivalent Mcf ..........................      $    2.98            2.22   |   $   1.89
                                                                           =========       =========   |   ========

                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



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

                                                                SUCCESSOR                     PREDECESSOR
                                                   -------------------------------------     -------------
                                                                      YEAR ENDED JANUARY 31,
                                                   -------------------------------------------------------
                                                         2002                 2001               2000
                                                   ---------------      -----------------  | -------------
                                                    GAS        OIL       GAS        OIL    |  GAS     OIL
                                                   -----     -----      -----      -----   | -----   -----
                                                                                           |
     Proved reserves:                                                                      |
        Beginning of year .................        112.9       3.2       95.6       3.7    |  120.7    6.6
     Increase (decrease) during                                                            |
      the year attributable to:                                                            |
        Revisions of previous estimates ...        (15.4)     (0.2)       7.9       0.4    |   (4.1)  (1.2)
        Extensions, discoveries and other                                                  |
         additions ........................          5.5       0.1       42.4       0.8    |    6.8    0.1
        Sales of reserves .................        (25.2)       --       (6.2)     (0.2)   |     --     --
        Production ........................        (22.5)     (1.3)     (26.8)     (1.5)   |  (27.8)  (1.8)
                                                   -----     -----      -----     -----    |  -----  -----
        End of year (Successor in 2000) ...         55.3       1.8      112.9       3.2    |   95.6    3.7
                                                   =====     =====      =====     =====    |  =====  =====
     Proved developed reserves:                                                            |
        Beginning of year .................         66.9       2.0       82.3       3.5    |   87.8    5.0
        End of year (Successor in 2000) (1)         33.9       1.4       66.9       2.0    |   82.3    3.5

---------------


(1) As of January 31, 2001, proved undeveloped reserves in the amount of 5.7 Bcf of natural gas and 0.5 MMBbls of condensate became proved developed reserves in February 2001 with the casing of a well in the Eagle Bay field.

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

     The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair market value of TransTexas' gas and oil reserves. These estimates reflect proved reserves only and ignore, among other things, changes in prices and costs, revenues that could result from probable reserves which could become proved reserves in fiscal 2003 or later years and the risks inherent in reserve estimates. The standardized measure of discounted future net cash flows relating to proved gas and oil reserves is as follows (in thousands of dollars):

                           TRANSTEXAS GAS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



                                                                 YEAR ENDED JANUARY 31,
                                                    -----------------------------------------
                                                       2002           2001            2000
                                                    ---------       ---------       ---------
Future cash inflows ........................        $163,275        $ 810,031       $ 361,411
Future production costs ....................         (44,260)        (103,245)        (61,810)
Future development costs ...................         (39,707)         (81,004)        (18,302)
Future income taxes ........................              --          (97,259)        (18,611)
                                                    --------        ---------       ---------
   Future net cash flows ...................          79,308          528,523         262,688
Annual discount (10%) for estimated
 timing of cash flows ......................         (14,174)        (118,355)        (49,085)
                                                    --------        ---------       ---------
   Standardized measure of discounted
    future net cash flows ..................        $ 65,134        $ 410,168       $ 213,603
                                                    ========        =========       =========


     Principal sources of change in the standardized measure of discounted future net cash flows are as follows (in thousands of dollars):

                                                          SUCCESSOR               PREDECESSOR
                                                    -----------------------       -----------
                                                                YEAR ENDED JANUARY 31,
                                                    -----------------------------------------
                                                       2002           2001             2000
                                                    ---------       ---------   |   ---------
                                                                                |
Beginning of year ..........................        $ 410,168       $ 213,603   |   $ 161,530
Revisions:                                                                      |
  Quantity estimates and production rates...          (24,583)         84,923   |     (18,829)
  Prices, net of lifting costs .............         (320,982)        162,231   |     136,550
  Estimated future development costs .......           44,898           7,403   |      14,534
Additions, extensions, discoveries and                                          |
 improved recovery .........................            8,697         163,384   |      10,467
Net sales of production ....................         (118,297)       (170,832)  |     (93,481)
Development costs incurred .................           22,110              --   |       4,350
Accretion of discount ......................           39,598          18,322   |      13,615
Net changes in income taxes ................           75,480         (60,347)  |     (15,133)
Purchases (sales) of reserves ..............          (71,955)         (8,519)  |          --
                                                    ---------       ---------   |   ---------
  End of year (Successor in 2000) ..........        $  65,134       $ 410,168   |   $ 213,603
                                                    =========       =========   |   =========

-----------------------------

     Year-end wellhead prices received by TransTexas from sales of natural gas, including margins from natural gas liquids, were $2.35, $6.39 and $2.74 per Mcf for 2002, 2001 and 2000, respectively. Year-end condensate prices were $18.61, $28.23 and $26.89 per barrel for 2002, 2001 and 2000, respectively.

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

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


                                                                                                               Page
                                                                                                               ----
      (a)  Financial Statements, Schedules and Exhibits

(1)   Report of Independent Accountants......................................................................   19
      Consolidated Balance Sheet.............................................................................   20
      Consolidated Statement of Operations...................................................................   21
      Consolidated Statement of Stockholders' Equity (Deficit)...............................................   22
      Consolidated Statement of Cash Flows...................................................................   23
      Notes to Consolidated Financial Statements.............................................................   24

(2)   Report of Independent Accountants......................................................................   57
      Schedule II - Valuation and Qualifying Accounts........................................................   58

(3)   Exhibits

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------
2.1   -   Second Amended, Modified and Restated Plan of Reorganization dated
          January 25, 2000 (filed as an exhibit to the Company's current report on Form 8-K dated February 7, 2000, and incorporated herein by reference).

2.2   -   Order Confirming Plan of Reorganization dated February 7, 2000
          (filed as an exhibit to the Company's current report on Form 8-K dated February 7, 2000, and incorporated herein by reference).

3.1   -   Amended and Restated Certificate of Incorporation (filed as an exhibit to the Company's Registration Statement on Form 8-A (No. 0-30475), and incorporated herein by reference).

3.2   -   Certificate of Designation, Series A Senior Preferred Stock (filed as an exhibit to the Company's Registration Statement on Form 8-A (No. 0-30475), and incorporated herein by reference).

3.3   -   Certificate of Designation, Series A Junior Preferred Stock (filed as an exhibit to the Company's Registration Statement on Form 8-A (No. 0-30475), and incorporated herein by reference).

3.4   -   Amended and Restated Bylaws (filed as an exhibit to the Company's
          Registration Statement on Form 8-A (No. 0-30475), and incorporated herein by reference).

3.5   -   Certificate of Amendment to Amended and Restated Certificate of
          Incorporation (filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-38252), and incorporated herein by reference).

3.6   -   Certificate of Amendment to Amended and Restated Certificate of
          Incorporation (regarding Amendments to Certificates of Designation) (filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-38252), and incorporated herein by reference).

4.1   -   Pledge and Security Agreement dated as of September 19, 1996, between TransAmerican Exploration Corporation and Fleet National Bank (previously filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1996, and incorporated herein by reference).

4.2   -   Registration Rights Agreement dated as of September 19, 1996, by and among TransTexas, TransAmerican, TransAmerican Exploration Corporation and Fleet National Bank (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1996, and incorporated herein by reference).

4.3   -   Pledge Agreement dated as of February 23, 1995, between TEC and
          First Fidelity Bank, National Association, as Trustee (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration Statement on Form S- (33-91494), and incorporated herein by reference).


4.4    -  Pledge Agreement dated as of February 23, 1995, between TARC and
          First Fidelity Bank, National Association, as Trustee (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration
          Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.5    -  Registration Rights Agreement dated as of February 23, 1995, among
          TransTexas, TARC and TEC (filed as an exhibit to Post-Effective
          Amendment No. 5 to the Company's Registration Statement on Form S-3
          (33-91494), and incorporated herein by reference).

4.6    -  Pledge Agreement dated as of February 23, 1995, among TransAmerican,
          TransTexas and Halliburton Company (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.7    -  Pledge Agreement dated as of February 23, 1995, among TransAmerican,
          TransTexas and RECO Industries, Inc. (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.8    -  Pledge Agreement dated as of February 23, 1995, among TransAmerican,
          TransTexas and Frito-Lay, Inc. (filed as an exhibit to Post-Effective
          Amendment No. 5 to TransTexas' Registration Statement on Form S-3
          (33-91494), and incorporated herein by reference).

4.9    -  Pledge Agreement dated as of February 23, 1995, among TransAmerican,
          TransTexas and EM SectorHoldings, Inc. (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.10 - Stock Pledge Agreement dated January 27, 1995, between TransAmerican and ITT Commercial Corp. (filed as an exhibit to Post-Effective
          Amendment No. 5 to TransTexas' Registration Statement on Form S-3
          (33-91494), and incorporated herein by reference).

4.11   -  Registration Rights Agreement dated January 27, 1995, among
          TransAmerican, TransTexas and ITT Commercial Finance Corp. (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas'
          Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.12 - Note Purchase Agreement dated December 13, 1996 between TransTexas and the Purchasers of 13 1/4% Series A Senior Subordinated Notes due
          2003 (filed as an exhibit to Post-Effective Amendment No. 5 to
          TransTexas' Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.13   -  Indenture dated March 15, 2000 between the Company and Firstar Bank,
          N.A., Indenture Trustee, governing the Company's 15% Senior Secured
          Notes due 2005 (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

4.14   -  Form of Mortgage dated March 15, 2000 between the Company and
          Firstar Bank, N.A. (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

4.15   -  Security and Pledge Agreement dated March 15, 2000 between the
          Company and Firstar Bank, N.A. (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

4.16   -  Oil and Gas Revolving Credit and Term Loan Agreement dated March 15,
          2000 among GMAC Commercial Credit LLC, as Lender and Agent, the
          Company, as Borrower, and Galveston Bay Processing Corporation and
          Galveston Bay Pipeline Company, as Guarantors (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January
          31, 2000, and incorporated herein by reference).

4.17   -  Form of Mortgage dated March 15, 2000 between the Company and GMAC
          Commercial Credit LLC (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

4.18   -  Security and Pledge Agreement dated March 15, 2000 between the
          Company and GMAC Commercial Credit LLC (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).


4.19   -  Intercreditor Agreement dated March 15, 2000 between Firstar Bank,
          N.A. and GMAC Commercial Credit LLC (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

4.20   -  Warrant Agreement, including form of Warrant Certificate, dated
          March 15, 2000 between the Company and ChaseMellon Shareholder
          Services, LLC, Warrant Agent (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

4.21   -  Registration Rights Agreement dated March 15, 2000 between the
          Company and the holders of the Notes named therein (filed as an exhibit to the Company's annual report on Form 10-K for the year ended
          January 31, 2000, and incorporated herein by reference).

4.22   -  Registration Rights Agreement dated March 15, 2000 between the
          Company and the holders of the common stock named therein (filed as an exhibit to the Company's annual report on Form 10-K for the year ended
          January 31, 2000, and incorporated herein by reference).

4.23   -  Registration Rights Agreement dated March 15, 2000 between the
          Company and the holders of the Senior Preferred Stock named therein
          (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

4.24   -  Registration Rights Agreement dated March 15, 2000 between the
          Company and the holders of the Junior Preferred Stock named therein
          (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

4.25 - First Supplemental Indenture dated as of June 28, 2000 by and among the Company, Galveston Bay Processing Corporation, Galveston Bay
          Pipeline Company and Firstar Bank, N.A., Indenture Trustee, governing the Company's 15% Senior Secured Notes due 2005 (filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-38252), and incorporated herein by reference).

4.26   -  Amendment to Warrant Agreement dated as of March 28, 2001 between
          TransTexas and ChaseMellon Shareholder Services, L.L.C., Warrant Agent
          (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 2001, and incorporated herein by reference).

10.1   -  Tax Allocation Agreement dated August 24, 1993, by and among
          TransAmerican, TransTexas, and the other subsidiaries of TransAmerican, as amended (filed as an exhibit to TransTexas'
          Registration Statement on Form S-1 (No. 33-75050), and incorporated herein by reference).

10.2   -  Gas Purchase Agreement dated June 8, 1987, by and between
          TransAmerican and The Coastal Corporation, as amended by the Amendment to Gas Purchase Agreement dated February 13, 1990, by and between
          TransAmerican and Texcol Gas Services, Inc., as successor to The
          Coastal Corporation (filed as an exhibit to TransTexas' Registration
          Statement on Form S-1 (No. 33-62740), and incorporated herein by reference).

10.3   -  Gas Purchase Agreement dated October 29, 1987, by and between
          TransAmerican and The Coastal Corporation as amended by the Amendment to Gas Purchase Agreement dated February 13, 1990, by and between
          TransAmerican and Texcol Gas Services, Inc., successor to The Coastal
          Corporation (filed as an exhibit to TransTexas' Registration Statement on Form S-1 (No. 33-62740), and incorporated herein by reference).

10.4 - Gas Transportation Agreement dated the Effective Date (as therein defined), by and between TransAmerican and The Coastal Corporation, as amended by the Amendment to Gas Transportation Agreement dated
          February 13, 1990, by and between TransAmerican and Texcol Gas
          Services, Inc., successor to The Coastal Corporation (filed as an exhibit to TransTexas' Registration Statement on Form S-1 (No.
          33-62740), and incorporated herein by reference).

10.5 - Firm Natural Gas Sales Agreement dated September 30, 1993, by and between TransTexas and Associated Natural Gas, Inc. (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1993, and incorporated herein by reference).

10.6 - Form of Indemnification Agreement by and between TransTexas and each of its directors (filed as an exhibit to TransTexas' current report on Form 8-K dated August 24, 1993 and incorporated herein by reference).

10.7 - Gas Purchase Agreement dated November 1, 1985, between TransAmerican and Washington Gas and Light Company, Frederick Gas Company, Inc., and
          Shenandoah Gas Company (filed as an exhibit to TransTexas'
          Registration Statement on Form S-1 (No. 33-75050), and incorporated herein by reference).

10.8   -  Natural Gas Sales Agreement between TransTexas and Associated
          Natural Gas, Inc. dated September 30, 1993 (filed as an exhibit to
          TransTexas' Form 10-Q for the quarter ended October 31, 1993, and incorporated herein by reference).

10.9   -  Amendment Extending Gas Purchase Agreement between TransTexas and
          Washington Gas Light Company, Inc., and Shenandoah Gas Company, as amended, dated November 1, 1993 (filed as an exhibit to TransTexas'
          Form 10-Q for the quarter ended January 31, 1994, and incorporated herein by reference).

10.10  -  Agreement for Purchase of Production Payment between TransTexas and
          Southern States Exploration, Inc. dated April 1, 1994 (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1994, and incorporated herein by reference).

10.11  -  Assignment of Proceeds Production Payment between TransTexas and
          Southern States Exploration, Inc. dated April 1, 1994 (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1994, and incorporated herein by reference).

10.12  -  Transfer Agreement dated August 24, 1993, by and among
          TransAmerican, TransTexas, TTC, and John R. Stanley (filed as an exhibit to TransTexas' current report on Form 8-K dated August 24, 1993, and incorporated herein by reference).

10.13  -  Amended and Restated Accounts Receivable Management and Security
          Agreement between TransTexas and BNY Financial Corporation (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1995, and incorporated herein by reference).

10.14  -  Note Purchase Agreement, dated as of May 10, 1996, among TransTexas,
          TCW Shared Opportunity Fund II, L.P. and Jefferies & Company, Inc.
          (filed as an exhibit to the Company's Form 10-Q for the quarter ended
          April 30, 1996, and incorporated herein by reference).

10.15  -  Master Swap Agreement, dated June 6, 1996, between TransTexas and
          AIG Trading Corporation (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.16  -  Purchase Agreement, dated January 30, 1996, between TransTexas and
          Sunflower Energy Finance Company (filed as an exhibit to TransTexas'
          Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.17  -  Production Payment Conveyance, executed on January 30, 1996, from
          TransTexas to Sunflower Energy Finance Company (filed as an exhibit to
          TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.18  -  First Supplement to Purchase Agreement, dated as of February 12,
          1996, among TransTexas, Sunflower Energy Finance Company and TCW
          Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.19  -  First Supplement to Production Payment Conveyance, executed February
          12, 1996, among TransTexas, Sunflower Energy Finance Company and TCW
          Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.20  -  Purchase Agreement, dated May 14, 1996, among TransTexas, TCW
          Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. and Sunflower
          Energy Finance Company (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.21  -  Production Payment Conveyance, executed May 14, 1996, from
          TransTexas to TCW Portfolio No. 1555 Dr V Sub-Custody Partnership,
          L.P. and Sunflower Energy Finance Company (filed as an exhibit to
          TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).


10.22  -  Stock Purchase Agreement dated as of May 29, 1997 by and between
          TransTexas and First Union Bank of Connecticut, as trustee (filed as an exhibit to TransTexas' current report on Form 8-K dated May 29, 1997, and incorporated herein by reference).

10.23  -  Interruptible Gas Transportation Agreement dated Effective March 1,
          1997 between TransTexas, as shipper, and Lobo Pipeline Company, as transporter (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.24  -  Intrastate Firm Gas Transportation Agreement dated effective March
          1, 1997 between TransTexas, as shipper, and Lobo Pipeline Company, as transporter (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.25  -  Master Services Contract dated May 30, 1997 between Conoco Inc. and
          TransTexas (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.26  -  Agreement for Services dated effective March 1, 1997 between Conoco
          Inc. and TransTexas (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.27  -  Amendment No. 3 to Tax Allocation Agreement dated May 29, 1997
          (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended
          July 31, 1997, and incorporated herein by reference).

10.28  -  Amendment No. 4 to Tax Allocation Agreement dated June 13, 1997
          (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended
          July 31, 1997, and incorporated herein by reference).

10.29 - Amendment No. 2 to Transfer Agreement dated May 29, 1997 (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.30 - Amendment No. 3 to Transfer Agreement dated June 13, 1997 (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.31  -  Employment Agreement dated December 1, 1997 between TransTexas and
          Arnold Brackenridge (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

10.32  -  Purchase Agreement dated February 23, 1998 between TransTexas and
          TCW (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

10.33  -  Production Payment Conveyance dated February 23, 1998 between
          TransTexas and TCW (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

10.34  -  Employment Agreement dated March 17, 2000 between the Company and
          John R. Stanley (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

10.35  -  Severance Agreement dated May 27, 1998 between the Company and Simon
          J. Ward (filed as an exhibit to the Company's annual report on Form
          10-K for the year ended January 31, 2000, and incorporated herein by reference).

10.36  -  Purchase Agreement dated March 14, 2000 between the Company,
          Southern Producer Services, L.P. ("SPS"), and TCW Portfolio No. 1555
          DR V Sub-Custody Partnership, L.P., TCW DR VI Investment Partnership,
          L.P. and TCW Asset Management Company ("TCW") (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January
          31, 2000, and incorporated herein by reference).

10.37  -  Production Payment Conveyance dated March 14, 2000 between the
          Company, SPS and TCW (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

10.38 - Gas and Natural Gas Liquids Purchase Agreement dated March 14, 2000 between SPS and TransTexas (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

10.39  -  Crude Oil Purchase Agreement dated March 14, 2000 between SPS and
          TransTexas (filed as an exhibit to the Company's annual report on Form
          10-K for the year ended January 31, 2000, and incorporated herein by reference).

10.40  -  Natural Gas Treating and Condensate Handling Agreement dated March 14,
          2000 between Galveston Bay Processing Corporation and SPS (filed as an exhibit to the Company's annual report on Form 10-K for the year ended
          January 31, 2000, and incorporated herein by reference).

10.41  -  Third Amended and Restated Accounts Receivable Management and
          Security Agreement dated March 15, 2000 between the Company and GMAC
          Commercial Credit LLC (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

10.42  -  Services Agreement dated March 17, 2000 between TNGC Holdings
          Corporation and the Company (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

10.43  -  First Supplement to 2000 Production Payment Agreement, dated as of
          June 7, 2000 (filed as an exhibit to the Company's Registration
          Statement on Form S-1 (No. 333-38252), and incorporated herein by reference).

10.44  -  First Supplement to 2000 Production Payment Conveyance, dated as of
          June 7, 2000 (filed as an exhibit to the Company's Registration
          Statement on Form S-1 (No. 333-38252), and incorporated herein by reference).

10.45  -  Second Supplement to 2000 Production Payment Agreement, dated as of
          September 8, 2000 (filed as an exhibit to the Company's Registration
          Statement on Form S-1 (No. 333-38252), and incorporated herein by reference).

10.46  -  Second Supplement to 2000 Production Payment Conveyance, dated as of
          September 8, 2000 (filed as an exhibit to the Company's Registration
          Statement on Form S-1 (No. 333-38252), and incorporated herein by reference).

10.47  -  Subordination Agreement, dated as of September 7, 2000 between the
          Company and Firstar Bank of Minnesota, relating to the Second
          Supplement to 2000 Production Payment Conveyance (filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-38252), and incorporated herein by reference).

10.48  -  Subordination Agreement, dated as of September 7, 2000 between the
          Company and GMAC Commercial Credit, LLC, relating to the Second
          Supplement to 2000 Production Payment Conveyance (filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-38252), and incorporated herein by reference).

10.49  -  Amendment No.1 to Third Amended and Restated Accounts Receivable
          Management and Security Agreement dated October 1, 2000 between the
          Company and GMAC Commercial Credit LLC (filed as an exhibit to
          TransTexas' annual report on Form 10-K for the year ended January 31, 2001, and incorporated herein by reference).

10.50  -  Third Supplement to 2000 Production Payment Agreement, dated
          November 7, 2000 (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 2001, and incorporated herein by reference).

10.51  -  Third Supplement to 2000 Production Payment Conveyance, dated
          November 7, 2000 (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 2001, and incorporated herein by reference).

10.52  -  Subordination Agreement, dated as of February 7, 2001 between the
          Company and Firstar Bank of Minnesota, relating to the Fourth
          Supplement to 2000 Production Payment Conveyance (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January
          31, 2001, and incorporated herein by reference).

10.53  -  Subordination Agreement, dated as of February 7, 2001 between the
          Company and GMAC Commercial Credit LLC as Agent, relating to the
          Fourth Supplement to 2000 Production Payment Conveyance (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended
          January 31, 2001, and incorporated herein by reference).


 10.54  -  Subordination Agreement, dated as of February 7, 2001 between the
           Company and GMAC Commercial Credit LLC, relating to the Fourth
           Supplement to 2000 Production Payment Conveyance (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January
           31, 2001, and incorporated herein by reference).

 10.55  -  Fourth Supplement to 2000 Production Payment Agreement, dated
           February 7, 2001 (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 2001, and incorporated herein by reference).

 10.56  -  Fourth Supplement to 2000 Production Payment Conveyance, dated
           February 7, 2001 (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 2001, and incorporated herein by reference).

 10.57  -  Employment Agreement dated March 5, 2001 between TransTexas and
           Arnold Brackenridge (filed as an exhibit to TransTexas' quarterly report on Form 10-Q for the quarter ended April 30, 2001, and incorporated herein by reference).

 10.58  -  Amendment No. 1 to Oil and Gas Revolving Credit and Term Loan
           Agreement dated September 7, 2001 among GMAC Commercial Credit LLC, as
           Lender and Agent, TransTexas as Borrower, and Galveston Bay Processing
           Corporation and Galveston Bay Pipeline Company, as Guarantors (filed as an exhibit to TransTexas' quarterly report on Form 10-Q for the quarter ended July 31, 2001, and incorporated herein by reference).

 10.59  -  Fifth Supplement to 2000 Production Payment Agreement, dated July 9,
           2001 (filed as an exhibit to TransTexas' quarterly report on Form 10-Q for the quarter ended July 31, 2001, and incorporated herein by reference).

 10.60  -  Fifth Supplement to 2000 Production Payment Conveyance, dated July
           9, 2001 (filed as an exhibit to TransTexas' quarterly report on Form
           10-Q for the quarter ended July 31, 2001, and incorporated herein by reference).

 10.61  -  Sixth Supplement to 2000 Production Payment Agreement, dated
           September 10, 2001 (filed as an exhibit to TransTexas' quarterly report on Form 10-Q for the quarter ended July 31, 2001, and incorporated herein by reference).

 10.62  -  Sixth Supplement to 2000 Production Payment Conveyance, dated
           September 10, 2001 (filed as an exhibit to TransTexas' quarterly report on Form 10-Q for the quarter ended July 31, 2001, and incorporated herein by reference).

 10.63  -  Seventh Supplement to 2000 Production Payment Agreement, dated
           September 10, 2001 (filed as an exhibit to TransTexas' quarterly report on Form 10-Q for the quarter ended July 31, 2001, and incorporated herein by reference).

 10.64  -  Seventh Supplement to 2000 Production Payment Conveyance, dated
           September 10, 2001 (filed as an exhibit to TransTexas' quarterly report on Form 10-Q for the quarter ended July 31, 2001, and incorporated herein by reference).

 21.1 - Schedule of Subsidiaries of TransTexas (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 1999, and incorporated herein by reference).

 21.2 - Schedule of Subsidiaries of TransTexas (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 2001, and incorporated herein by reference).

*23.1   -  Consent of Netherland, Sewell & Associates, Inc.

------------

* filed herewith

(b) There were no reports on Form 8-K filed during the three months ended January 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2002.

                                             TRANSTEXAS GAS CORPORATION


                                         By:  /s/ ARNOLD H. BRACKENRIDGE
                                            ---------------------------------

                                                  Arnold H. Brackenridge,
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 1, 2002.

                           NAME                                              TITLE
                           ----                                              -----

                /s/ ARNOLD H. BRACKENRIDGE                      President, Chief Executive Officer and Chief Operating Officer
-----------------------------------------------------------     (Principal Executive Officer)
                  Arnold H. Brackenridge

                      /s/ ED DONAHUE                            Vice President and Chief Financial Officer
-----------------------------------------------------------     (Principal Financial and Accounting Officer)
                        Ed Donahue

                  /s/ R. GERALD BENNETT                         Director
-----------------------------------------------------------
                    R. Gerald Bennett

                    /s/ RONALD BENSON                           Director
-----------------------------------------------------------
                      Ronald Benson

                     /s/ TED E. DAVIS                           Director
-----------------------------------------------------------
                       Ted E. Davis

                  /s/ WALTER S. PIONTEK                         Director
-----------------------------------------------------------
                    Walter S. Piontek

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Stockholders and Board of Directors
TransTexas Gas Corporation

     Our audits of the consolidated financial statements referred to in our report dated April 30, 2002 appearing in the January 31, 2002 10-K of TransTexas Gas Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Houston, Texas
April 30, 2002

                                   Schedule II

                           TRANSTEXAS GAS CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                            (In thousands of dollars)



                                  BALANCE AT   CHARGED TO   CHARGED                         BALANCE AT
                                  BEGINNING    COSTS AND    TO OTHER                           END
DESCRIPTION                       OF PERIOD    EXPENSES     ACCOUNTS        DEDUCTIONS       OF PERIOD
-----------                       ----------   ----------   --------        ----------       -----------

Predecessor:
Year ended January 31, 2000:
  Valuation allowance -
  accounts receivable ......       $   191      $ 2,898      $    --        $(3,089)(1)      $    -- (2)
                                   =======      =======      =======        =======          =======

Successor:
Year ended January 31, 2001:
  Valuation allowance -
  accounts receivable ......       $    --      $   850      $  (531)       $  (319)         $    --
                                   =======      =======      =======        =======          =======

Year ended January 31, 2002:
Valuation allowance -
  accounts receivable ......       $    --      $   239      $    28        $    --          $   267
                                   =======      =======      =======        =======          =======

------------------


(1)  Adjustment for fresh-start reporting.
(2)  Successor balance at January 31, 2000.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------

2.1   -   Second Amended, Modified and Restated Plan of Reorganization dated
          January 25, 2000 (filed as an exhibit to the Company's current report on Form 8-K dated February 7, 2000, and incorporated herein by reference).

2.2   -   Order Confirming Plan of Reorganization dated February 7, 2000
          (filed as an exhibit to the Company's current report on Form 8-K dated
          February 7, 2000, and incorporated herein by reference).

3.1   -   Amended and Restated Certificate of Incorporation (filed as an exhibit to the Company's Registration Statement on Form 8-A (No.
          0-30475), and incorporated herein by reference).

3.2   -   Certificate of Designation, Series A Senior Preferred Stock (filed as an exhibit to the Company's Registration Statement on Form 8-A (No.
          0-30475), and incorporated herein by reference).

3.3   -   Certificate of Designation, Series A Junior Preferred Stock (filed as an exhibit to the Company's Registration Statement on Form 8-A (No.
          0-30475), and incorporated herein by reference).

3.4   -   Amended and Restated Bylaws (filed as an exhibit to the Company's
          Registration Statement on Form 8-A (No. 0-30475), and incorporated herein by reference).

3.5   -   Certificate of Amendment to Amended and Restated Certificate of
          Incorporation (filed as an exhibit to the Company's Registration
          Statement on Form S-1 (No. 333-38252), and incorporated herein by reference).

3.6   -   Certificate of Amendment to Amended and Restated Certificate of
          Incorporation (regarding Amendments to Certificates of Designation)
          (filed as an exhibit to the Company's Registration Statement on Form
          S-1 (No. 333-38252), and incorporated herein by reference).

4.1   -   Pledge and Security Agreement dated as of September 19, 1996, between TransAmerican Exploration Corporation and Fleet National Bank
          (previously filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1996, and incorporated herein by reference).

4.2   -   Registration Rights Agreement dated as of September 19, 1996, by and among TransTexas, TransAmerican, TransAmerican Exploration Corporation
          and Fleet National Bank (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1996, and incorporated herein by reference).

4.3   -   Pledge Agreement dated as of February 23, 1995, between TEC and
          First Fidelity Bank, National Association, as Trustee (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration
          Statement on Form S- (33-91494), and incorporated herein by reference).


4.4    -  Pledge Agreement dated as of February 23, 1995, between TARC and
          First Fidelity Bank, National Association, as Trustee (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration
          Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.5    -  Registration Rights Agreement dated as of February 23, 1995, among
          TransTexas, TARC and TEC (filed as an exhibit to Post-Effective
          Amendment No. 5 to the Company's Registration Statement on Form S-3
          (33-91494), and incorporated herein by reference).

4.6    -  Pledge Agreement dated as of February 23, 1995, among TransAmerican,
          TransTexas and Halliburton Company (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.7    -  Pledge Agreement dated as of February 23, 1995, among TransAmerican,
          TransTexas and RECO Industries, Inc. (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.8    -  Pledge Agreement dated as of February 23, 1995, among TransAmerican,
          TransTexas and Frito-Lay, Inc. (filed as an exhibit to Post-Effective
          Amendment No. 5 to TransTexas' Registration Statement on Form S-3
          (33-91494), and incorporated herein by reference).

4.9    -  Pledge Agreement dated as of February 23, 1995, among TransAmerican,
          TransTexas and EM SectorHoldings, Inc. (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas' Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.10 - Stock Pledge Agreement dated January 27, 1995, between TransAmerican and ITT Commercial Corp. (filed as an exhibit to Post-Effective
          Amendment No. 5 to TransTexas' Registration Statement on Form S-3
          (33-91494), and incorporated herein by reference).

4.11   -  Registration Rights Agreement dated January 27, 1995, among
          TransAmerican, TransTexas and ITT Commercial Finance Corp. (filed as an exhibit to Post-Effective Amendment No. 5 to TransTexas'
          Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.12 - Note Purchase Agreement dated December 13, 1996 between TransTexas and the Purchasers of 13 1/4% Series A Senior Subordinated Notes due
          2003 (filed as an exhibit to Post-Effective Amendment No. 5 to
          TransTexas' Registration Statement on Form S-3 (33-91494), and incorporated herein by reference).

4.13   -  Indenture dated March 15, 2000 between the Company and Firstar Bank,
          N.A., Indenture Trustee, governing the Company's 15% Senior Secured
          Notes due 2005 (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

4.14   -  Form of Mortgage dated March 15, 2000 between the Company and
          Firstar Bank, N.A. (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

4.15   -  Security and Pledge Agreement dated March 15, 2000 between the
          Company and Firstar Bank, N.A. (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

4.16   -  Oil and Gas Revolving Credit and Term Loan Agreement dated March 15,
          2000 among GMAC Commercial Credit LLC, as Lender and Agent, the
          Company, as Borrower, and Galveston Bay Processing Corporation and
          Galveston Bay Pipeline Company, as Guarantors (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January
          31, 2000, and incorporated herein by reference).

4.17   -  Form of Mortgage dated March 15, 2000 between the Company and GMAC
          Commercial Credit LLC (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

4.18   -  Security and Pledge Agreement dated March 15, 2000 between the
          Company and GMAC Commercial Credit LLC (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

4.19   -  Intercreditor Agreement dated March 15, 2000 between Firstar Bank,
          N.A. and GMAC Commercial Credit LLC (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

4.20   -  Warrant Agreement, including form of Warrant Certificate, dated
          March 15, 2000 between the Company and ChaseMellon Shareholder
          Services, LLC, Warrant Agent (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

4.21   -  Registration Rights Agreement dated March 15, 2000 between the
          Company and the holders of the Notes named therein (filed as an exhibit to the Company's annual report on Form 10-K for the year ended
          January 31, 2000, and incorporated herein by reference).

4.22   -  Registration Rights Agreement dated March 15, 2000 between the
          Company and the holders of the common stock named therein (filed as an exhibit to the Company's annual report on Form 10-K for the year ended
          January 31, 2000, and incorporated herein by reference).

4.23   -  Registration Rights Agreement dated March 15, 2000 between the
          Company and the holders of the Senior Preferred Stock named therein
          (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

4.24   -  Registration Rights Agreement dated March 15, 2000 between the
          Company and the holders of the Junior Preferred Stock named therein
          (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

4.25 - First Supplemental Indenture dated as of June 28, 2000 by and among the Company, Galveston Bay Processing Corporation, Galveston Bay
          Pipeline Company and Firstar Bank, N.A., Indenture Trustee, governing the Company's 15% Senior Secured Notes due 2005 (filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-38252), and incorporated herein by reference).

4.26   -  Amendment to Warrant Agreement dated as of March 28, 2001 between
          TransTexas and ChaseMellon Shareholder Services, L.L.C., Warrant Agent
          (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 2001, and incorporated herein by reference).

10.1   -  Tax Allocation Agreement dated August 24, 1993, by and among
          TransAmerican, TransTexas, and the other subsidiaries of TransAmerican, as amended (filed as an exhibit to TransTexas'
          Registration Statement on Form S-1 (No. 33-75050), and incorporated herein by reference).

10.2   -  Gas Purchase Agreement dated June 8, 1987, by and between
          TransAmerican and The Coastal Corporation, as amended by the Amendment to Gas Purchase Agreement dated February 13, 1990, by and between
          TransAmerican and Texcol Gas Services, Inc., as successor to The
          Coastal Corporation (filed as an exhibit to TransTexas' Registration
          Statement on Form S-1 (No. 33-62740), and incorporated herein by reference).

10.3   -  Gas Purchase Agreement dated October 29, 1987, by and between
          TransAmerican and The Coastal Corporation as amended by the Amendment to Gas Purchase Agreement dated February 13, 1990, by and between
          TransAmerican and Texcol Gas Services, Inc., successor to The Coastal
          Corporation (filed as an exhibit to TransTexas' Registration Statement on Form S-1 (No. 33-62740), and incorporated herein by reference).

10.4 - Gas Transportation Agreement dated the Effective Date (as therein defined), by and between TransAmerican and The Coastal Corporation, as amended by the Amendment to Gas Transportation Agreement dated
          February 13, 1990, by and between TransAmerican and Texcol Gas
          Services, Inc., successor to The Coastal Corporation (filed as an exhibit to TransTexas' Registration Statement on Form S-1 (No.
          33-62740), and incorporated herein by reference).

10.5 - Firm Natural Gas Sales Agreement dated September 30, 1993, by and between TransTexas and Associated Natural Gas, Inc. (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1993, and incorporated herein by reference).

10.6 - Form of Indemnification Agreement by and between TransTexas and each of its directors (filed as an exhibit to TransTexas' current report on Form 8-K dated August 24, 1993 and incorporated herein by reference).

10.7 - Gas Purchase Agreement dated November 1, 1985, between TransAmerican and Washington Gas and Light Company, Frederick Gas Company, Inc., and
          Shenandoah Gas Company (filed as an exhibit to TransTexas'
          Registration Statement on Form S-1 (No. 33-75050), and incorporated herein by reference).

10.8   -  Natural Gas Sales Agreement between TransTexas and Associated
          Natural Gas, Inc. dated September 30, 1993 (filed as an exhibit to
          TransTexas' Form 10-Q for the quarter ended October 31, 1993, and incorporated herein by reference).

10.9   -  Amendment Extending Gas Purchase Agreement between TransTexas and
          Washington Gas Light Company, Inc., and Shenandoah Gas Company, as amended, dated November 1, 1993 (filed as an exhibit to TransTexas'
          Form 10-Q for the quarter ended January 31, 1994, and incorporated herein by reference).

10.10  -  Agreement for Purchase of Production Payment between TransTexas and
          Southern States Exploration, Inc. dated April 1, 1994 (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1994, and incorporated herein by reference).

10.11  -  Assignment of Proceeds Production Payment between TransTexas and
          Southern States Exploration, Inc. dated April 1, 1994 (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1994, and incorporated herein by reference).

10.12  -  Transfer Agreement dated August 24, 1993, by and among
          TransAmerican, TransTexas, TTC, and John R. Stanley (filed as an exhibit to TransTexas' current report on Form 8-K dated August 24, 1993, and incorporated herein by reference).

10.13  -  Amended and Restated Accounts Receivable Management and Security
          Agreement between TransTexas and BNY Financial Corporation (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended October 31, 1995, and incorporated herein by reference).

10.14  -  Note Purchase Agreement, dated as of May 10, 1996, among TransTexas,
          TCW Shared Opportunity Fund II, L.P. and Jefferies & Company, Inc.
          (filed as an exhibit to the Company's Form 10-Q for the quarter ended
          April 30, 1996, and incorporated herein by reference).

10.15  -  Master Swap Agreement, dated June 6, 1996, between TransTexas and
          AIG Trading Corporation (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.16  -  Purchase Agreement, dated January 30, 1996, between TransTexas and
          Sunflower Energy Finance Company (filed as an exhibit to TransTexas'
          Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.17  -  Production Payment Conveyance, executed on January 30, 1996, from
          TransTexas to Sunflower Energy Finance Company (filed as an exhibit to
          TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.18  -  First Supplement to Purchase Agreement, dated as of February 12,
          1996, among TransTexas, Sunflower Energy Finance Company and TCW
          Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.19  -  First Supplement to Production Payment Conveyance, executed February
          12, 1996, among TransTexas, Sunflower Energy Finance Company and TCW
          Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.20  -  Purchase Agreement, dated May 14, 1996, among TransTexas, TCW
          Portfolio No. 1555 DR V Sub-Custody Partnership, L.P. and Sunflower
          Energy Finance Company (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.21  -  Production Payment Conveyance, executed May 14, 1996, from
          TransTexas to TCW Portfolio No. 1555 Dr V Sub-Custody Partnership,
          L.P. and Sunflower Energy Finance Company (filed as an exhibit to
          TransTexas' Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).


10.22  -  Stock Purchase Agreement dated as of May 29, 1997 by and between
          TransTexas and First Union Bank of Connecticut, as trustee (filed as an exhibit to TransTexas' current report on Form 8-K dated May 29, 1997, and incorporated herein by reference).

10.23  -  Interruptible Gas Transportation Agreement dated Effective March 1,
          1997 between TransTexas, as shipper, and Lobo Pipeline Company, as transporter (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.24  -  Intrastate Firm Gas Transportation Agreement dated effective March
          1, 1997 between TransTexas, as shipper, and Lobo Pipeline Company, as transporter (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.25  -  Master Services Contract dated May 30, 1997 between Conoco Inc. and
          TransTexas (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.26  -  Agreement for Services dated effective March 1, 1997 between Conoco
          Inc. and TransTexas (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.27  -  Amendment No. 3 to Tax Allocation Agreement dated May 29, 1997
          (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended
          July 31, 1997, and incorporated herein by reference).

10.28  -  Amendment No. 4 to Tax Allocation Agreement dated June 13, 1997
          (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended
          July 31, 1997, and incorporated herein by reference).

10.29 - Amendment No. 2 to Transfer Agreement dated May 29, 1997 (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.30 - Amendment No. 3 to Transfer Agreement dated June 13, 1997 (filed as an exhibit to TransTexas' Form 10-Q for the quarter ended July 31, 1997, and incorporated herein by reference).

10.31  -  Employment Agreement dated December 1, 1997 between TransTexas and
          Arnold Brackenridge (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

10.32  -  Purchase Agreement dated February 23, 1998 between TransTexas and
          TCW (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

10.33  -  Production Payment Conveyance dated February 23, 1998 between
          TransTexas and TCW (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 1998, and incorporated herein by reference).

10.34  -  Employment Agreement dated March 17, 2000 between the Company and
          John R. Stanley (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

10.35  -  Severance Agreement dated May 27, 1998 between the Company and Simon
          J. Ward (filed as an exhibit to the Company's annual report on Form
          10-K for the year ended January 31, 2000, and incorporated herein by reference).

10.36  -  Purchase Agreement dated March 14, 2000 between the Company,
          Southern Producer Services, L.P. ("SPS"), and TCW Portfolio No. 1555
          DR V Sub-Custody Partnership, L.P., TCW DR VI Investment Partnership,
          L.P. and TCW Asset Management Company ("TCW") (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January
          31, 2000, and incorporated herein by reference).

10.37  -  Production Payment Conveyance dated March 14, 2000 between the
          Company, SPS and TCW (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

10.38 - Gas and Natural Gas Liquids Purchase Agreement dated March 14, 2000 between SPS and TransTexas (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

10.39  -  Crude Oil Purchase Agreement dated March 14, 2000 between SPS and
          TransTexas (filed as an exhibit to the Company's annual report on Form
          10-K for the year ended January 31, 2000, and incorporated herein by reference).

10.40  -  Natural Gas Treating and Condensate Handling Agreement dated March 14,
          2000 between Galveston Bay Processing Corporation and SPS (filed as an exhibit to the Company's annual report on Form 10-K for the year ended
          January 31, 2000, and incorporated herein by reference).

10.41  -  Third Amended and Restated Accounts Receivable Management and
          Security Agreement dated March 15, 2000 between the Company and GMAC
          Commercial Credit LLC (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

10.42  -  Services Agreement dated March 17, 2000 between TNGC Holdings
          Corporation and the Company (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 2000, and incorporated herein by reference).

10.43  -  First Supplement to 2000 Production Payment Agreement, dated as of
          June 7, 2000 (filed as an exhibit to the Company's Registration
          Statement on Form S-1 (No. 333-38252), and incorporated herein by reference).

10.44  -  First Supplement to 2000 Production Payment Conveyance, dated as of
          June 7, 2000 (filed as an exhibit to the Company's Registration
          Statement on Form S-1 (No. 333-38252), and incorporated herein by reference).

10.45  -  Second Supplement to 2000 Production Payment Agreement, dated as of
          September 8, 2000 (filed as an exhibit to the Company's Registration
          Statement on Form S-1 (No. 333-38252), and incorporated herein by reference).

10.46  -  Second Supplement to 2000 Production Payment Conveyance, dated as of
          September 8, 2000 (filed as an exhibit to the Company's Registration
          Statement on Form S-1 (No. 333-38252), and incorporated herein by reference).

10.47  -  Subordination Agreement, dated as of September 7, 2000 between the
          Company and Firstar Bank of Minnesota, relating to the Second
          Supplement to 2000 Production Payment Conveyance (filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-38252), and incorporated herein by reference).

10.48  -  Subordination Agreement, dated as of September 7, 2000 between the
          Company and GMAC Commercial Credit, LLC, relating to the Second
          Supplement to 2000 Production Payment Conveyance (filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-38252), and incorporated herein by reference).

10.49  -  Amendment No.1 to Third Amended and Restated Accounts Receivable
          Management and Security Agreement dated October 1, 2000 between the
          Company and GMAC Commercial Credit LLC (filed as an exhibit to
          TransTexas' annual report on Form 10-K for the year ended January 31, 2001, and incorporated herein by reference).

10.50  -  Third Supplement to 2000 Production Payment Agreement, dated
          November 7, 2000 (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 2001, and incorporated herein by reference).

10.51  -  Third Supplement to 2000 Production Payment Conveyance, dated
          November 7, 2000 (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 2001, and incorporated herein by reference).

10.52  -  Subordination Agreement, dated as of February 7, 2001 between the
          Company and Firstar Bank of Minnesota, relating to the Fourth
          Supplement to 2000 Production Payment Conveyance (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January
          31, 2001, and incorporated herein by reference).

10.53  -  Subordination Agreement, dated as of February 7, 2001 between the
          Company and GMAC Commercial Credit LLC as Agent, relating to the
          Fourth Supplement to 2000 Production Payment Conveyance (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended
          January 31, 2001, and incorporated herein by reference).


 10.54  -  Subordination Agreement, dated as of February 7, 2001 between the
           Company and GMAC Commercial Credit LLC, relating to the Fourth
           Supplement to 2000 Production Payment Conveyance (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January
           31, 2001, and incorporated herein by reference).

 10.55  -  Fourth Supplement to 2000 Production Payment Agreement, dated
           February 7, 2001 (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 2001, and incorporated herein by reference).

 10.56  -  Fourth Supplement to 2000 Production Payment Conveyance, dated
           February 7, 2001 (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 2001, and incorporated herein by reference).

 10.57  -  Employment Agreement dated March 5, 2001 between TransTexas and
           Arnold Brackenridge (filed as an exhibit to TransTexas' quarterly report on Form 10-Q for the quarter ended April 30, 2001, and incorporated herein by reference).

 10.58  -  Amendment No. 1 to Oil and Gas Revolving Credit and Term Loan
           Agreement dated September 7, 2001 among GMAC Commercial Credit LLC, as
           Lender and Agent, TransTexas as Borrower, and Galveston Bay Processing
           Corporation and Galveston Bay Pipeline Company, as Guarantors (filed as an exhibit to TransTexas' quarterly report on Form 10-Q for the quarter ended July 31, 2001, and incorporated herein by reference).

 10.59  -  Fifth Supplement to 2000 Production Payment Agreement, dated July 9,
           2001 (filed as an exhibit to TransTexas' quarterly report on Form 10-Q for the quarter ended July 31, 2001, and incorporated herein by reference).

 10.60  -  Fifth Supplement to 2000 Production Payment Conveyance, dated July
           9, 2001 (filed as an exhibit to TransTexas' quarterly report on Form
           10-Q for the quarter ended July 31, 2001, and incorporated herein by reference).

 10.61  -  Sixth Supplement to 2000 Production Payment Agreement, dated
           September 10, 2001 (filed as an exhibit to TransTexas' quarterly report on Form 10-Q for the quarter ended July 31, 2001, and incorporated herein by reference).

 10.62  -  Sixth Supplement to 2000 Production Payment Conveyance, dated
           September 10, 2001 (filed as an exhibit to TransTexas' quarterly report on Form 10-Q for the quarter ended July 31, 2001, and incorporated herein by reference).

 10.63  -  Seventh Supplement to 2000 Production Payment Agreement, dated
           September 10, 2001 (filed as an exhibit to TransTexas' quarterly report on Form 10-Q for the quarter ended July 31, 2001, and incorporated herein by reference).

 10.64  -  Seventh Supplement to 2000 Production Payment Conveyance, dated
           September 10, 2001 (filed as an exhibit to TransTexas' quarterly report on Form 10-Q for the quarter ended July 31, 2001, and incorporated herein by reference).

 21.1 - Schedule of Subsidiaries of TransTexas (filed as an exhibit to the Company's annual report on Form 10-K for the year ended January 31, 1999, and incorporated herein by reference).

 21.2 - Schedule of Subsidiaries of TransTexas (filed as an exhibit to TransTexas' annual report on Form 10-K for the year ended January 31, 2001, and incorporated herein by reference).

*23.1   -  Consent of Netherland, Sewell & Associates, Inc.

------------

* filed herewith