Form 10-Q
period 2002-04-30
TRANSTEXAS GAS CORP
filed 2002-06-14
CIK 904977

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         The number of shares of Class A Common of the registrant outstanding on June 14, 2002 was 1,250,251.


================================================================================

                           TRANSTEXAS GAS CORPORATION

                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             ----
                                                      PART I
                                              FINANCIAL INFORMATION

Item 1.    Financial Statements:
              Report of Independent Accountants............................................................    2
              Condensed Consolidated Balance Sheet as of April 30, 2002 and January 31, 2002...............    3
              Condensed Consolidated Statement of Operations for the Three Months Ended
                 April 30, 2002 and 2001...................................................................    4
              Condensed Consolidated Statement of Cash Flows for the Three Months Ended
                 April 30, 2002 and 2001...................................................................    5
              Notes to Condensed Consolidated Financial Statements.........................................    6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations...................................................................................   17
Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................   20

                                                     PART II
                                                OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................   21
Item 6.    Exhibits and Reports on Form 8-K................................................................   21
Signature..................................................................................................   22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of TransTexas Gas Corporation

         We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation (the "Company") as of April 30, 2002 and the related condensed consolidated statements of operations and of cash flows for the three months ended April 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of January 31, 2002, and the related consolidated statements of operations, of stockholders' equity (deficit), and of cash flows for the year then ended (not presented herein); and in our report dated April 30, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP


Houston, Texas
June 14, 2002

                           TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                          APRIL 30,     JANUARY 31,
                                                                                            2002            2002
                                                                                          ---------     -----------
                                ASSETS
Current assets:
   Cash and cash equivalents ........................................................     $   1,967      $   6,559
   Accounts receivable ..............................................................        15,240         15,267
   Inventories ......................................................................           577            818
   Other ............................................................................         1,084          3,112
                                                                                          ---------      ---------
        Total current assets ........................................................        18,868         25,756
                                                                                          ---------      ---------
Property and equipment ..............................................................       497,889        494,748
Less accumulated depreciation, depletion and amortization ...........................       377,296        367,801
                                                                                          ---------      ---------
   Net property and equipment - based on the full cost method of accounting for gas and oil properties of which $45,035 and $45,301 was excluded from
     amortization at April 30, 2002 and January 31, 2002, respectively ..............       120,593        126,947
                                                                                          ---------      ---------
Other assets ........................................................................         1,940          2,101
                                                                                          ---------      ---------
                                                                                          $ 141,401      $ 154,804
                                                                                          =========      =========


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt .............................................     $   7,132      $   2,444
   Accounts payable .................................................................         4,225          5,805
   Accrued liabilities ..............................................................        21,741         26,127
                                                                                          ---------      ---------
        Total current liabilities ...................................................        33,098         34,376
                                                                                          ---------      ---------
Long-term debt, net of current maturities ...........................................       257,830        261,774
Production payments, net of current portion .........................................        28,498         26,005
Other liabilities ...................................................................         6,522          6,644
Redeemable preferred stock ..........................................................        87,456         72,125
Commitments and contingencies (Note 6) ..............................................            --             --
Stockholders' equity (deficit):
   Common stock, $0.01 par value, 100,247,500 shares
     authorized and 1,250,251 shares issued and outstanding .........................            12             12
   Additional paid-in capital .......................................................        25,013         25,013
   Accumulated deficit ..............................................................      (296,174)      (273,493)
   Accumulated other comprehensive income (loss) ....................................          (854)         2,348
                                                                                          ---------      ---------
        Total stockholders' deficit .................................................      (272,003)      (246,120)
                                                                                          ---------      ---------
                                                                                          $ 141,401      $ 154,804
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

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                          APRIL 30,
                                                                 ----------------------------
                                                                    2002              2001
                                                                 -----------      -----------
Revenues:
   Gas, condensate and natural gas liquids .................     $    21,655      $    47,070
   Other ...................................................             318              347
                                                                 -----------      -----------
         Total revenues ....................................          21,973           47,417
                                                                 -----------      -----------
Costs and expenses:
   Operating ...............................................           3,526            4,889
   Depreciation, depletion and amortization ................           9,496           20,333
   General and administrative ..............................           5,812            5,391
   Taxes other than income taxes ...........................             958            1,846
                                                                 -----------      -----------
         Total costs and expenses ..........................          19,792           32,459
                                                                 -----------      -----------
         Operating income ..................................           2,181           14,958
                                                                 -----------      -----------
Other income (expense):
   Interest income .........................................              16              292
   Interest expense, net ...................................          (9,547)          (8,512)
                                                                 -----------      -----------
         Total other expense ...............................          (9,531)          (8,220)
                                                                 -----------      -----------
         Income (loss) before income taxes .................          (7,350)           6,738
Income taxes - deferred ....................................              --            2,358
                                                                 -----------      -----------
         Net income (loss) .................................     $    (7,350)     $     4,380
                                                                 ===========      ===========
Accretion of preferred stock ...............................     $    15,331      $     9,641
                                                                 ===========      ===========
         Net loss available to common stockholders .........     $   (22,681)     $    (5,261)
                                                                 ===========      ===========
Basic and diluted net loss per share .......................     $    (18.14)     $     (4.21)
                                                                 ===========      ===========
Weighted average number of shares outstanding for basic
   and diluted net loss per share ..........................       1,250,251        1,250,251
                                                                 ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                                APRIL 30,
                                                                     ------------------------------
                                                                         2002              2001
                                                                     ------------      ------------
Operating activities:
   Net income (loss) ...........................................     $     (7,350)     $      4,380
   Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
      Depreciation, depletion and amortization .................            9,496            20,333
      Accretion of discount on long-term debt ..................               45                81
      Amortization of debt issue costs .........................              201               124
      Deferred income taxes ....................................               --             2,358
      Changes in assets and liabilities:
        Accounts receivable ....................................               27            15,546
        Receivable from affiliates .............................               --                14
        Inventories ............................................              241              (368)
        Other current assets ...................................             (320)              379
        Accounts payable .......................................           (1,580)            8,562
        Accrued liabilities ....................................           (6,699)          (13,049)
        Other assets ...........................................               50                (4)
        Other liabilities ......................................             (122)             (212)
                                                                     ------------      ------------
           Net cash provided (used) by operating activities ....           (6,011)           38,144
                                                                     ------------      ------------
Investing activities:
   Capital expenditures ........................................           (3,261)          (38,980)
   Proceeds from the sale of assets ............................              163                 2
                                                                     ------------      ------------
           Net cash used by investing activities ...............           (3,098)          (38,978)
                                                                     ------------      ------------
Financing activities:
   Issuance of production payments .............................           14,000            19,800
   Principal payments on production payments ...................          (10,048)           (4,333)
   Issuance of debt ............................................            2,000                29
   Principal payments on debt ..................................             (470)           (1,364)
   Revolving credit agreement, net .............................             (839)          (14,287)
   Debt issue costs ............................................             (126)             (196)
                                                                     ------------      ------------
           Net cash provided (used) by financing activities ....            4,517              (351)
                                                                     ------------      ------------
           Decrease in cash and cash equivalents ...............           (4,592)           (1,185)
Beginning cash and cash equivalents ............................            6,559            20,715
                                                                     ------------      ------------
Ending cash and cash equivalents ...............................     $      1,967      $     19,530
                                                                     ============      ============



     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL

         In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransTexas Gas Corporation ("TransTexas" or the "Company") as of April 30, 2002 and the results of its operations and cash flows for the interim periods ended April 30, 2002 and 2001. The condensed consolidated balance sheet as of January 31, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in TransTexas' annual report on Form 10-K for the year ended January 31, 2002. Unless otherwise noted, the terms "TransTexas" and the "Company" refer to TransTexas Gas Corporation and its subsidiaries, including Galveston Bay Processing Corporation and Galveston Bay Pipeline Company.

    Comprehensive Income (Loss)

         A summary of the Company's comprehensive loss and accumulated other comprehensive income (loss) for the period ended April 30, 2002 is as follows (in thousands of dollars):


                                                                                        ACCUMULATED
                                                                                           OTHER
                                                                     COMPREHENSIVE     COMPREHENSIVE
                                                                          LOSS         INCOME (LOSS)
                                                                     -------------     -------------

         Balance at January 31, 2002 ...........................                       $      2,348
         Net loss for the three months ended April 30, 2002 ....     $     (7,350)
         Change in the fair value of hedging agreements ........           (3,202)           (3,202)
                                                                     ------------      ------------
            Comprehensive loss for three months ended
              April 30, 2002 ...................................     $    (10,552)
                                                                     ============
         Balance at April 30, 2002 .............................                       $       (854)
                                                                                       ============

    Reorganization

         On April 19, 1999 (the "Petition Date"), TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. This filing did not include the Company's subsidiaries, Galveston Bay Processing Corporation and Galveston Bay Pipeline Company. The United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division confirmed the Company's Second Amended, Modified and Restated Plan of Reorganization dated January 25, 2000 (the "Plan") on February 7, 2000. The Effective Date of the Plan was March 17, 2000.

    Recently Issued Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The Company is evaluating the impact of SFAS 143 that will be effective for the Company in February 2003.

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

         In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 provides guidance for income statement classification of gains or losses from extinguishment of debt and accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company is evaluating the impact of SFAS 145 that will be effective for the Company in February 2003.

                           TRANSTEXAS GAS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


2.       LIQUIDITY

         In order to maintain or increase proved oil and gas reserves, TransTexas is required to make substantial capital expenditures for the exploration and development of natural gas and oil prospects. TransTexas remains highly leveraged and a substantial portion of its cash flow will be required for servicing debt and the production payment obligation. In addition, cash flow from operations is dependent on the level of gas and oil prices, which are historically volatile. Management plans to fund TransTexas' 2003 debt service requirements and capital expenditures with cash flows from operating activities and borrowings under the production payment drilling program and other financings. In addition, the Company has commenced negotiations for joint venture drilling opportunities with several unrelated entities. Should these drilling prospects not be productive or should oil and gas prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of the Company's debt documents and Senior Preferred Stock.

3.       CREDIT AGREEMENT AND PRODUCTION PAYMENTS

    Credit Agreement

         On the Effective Date, the Company and GMAC Commercial Credit LLC ("GMACC") entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $15 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest monthly in arrears at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1%, payable monthly in arrears. As of April 30, 2002, the outstanding principal balance under the Accounts Receivable Facility was $0.5 million with availability for additional advances of approximately $1.5 million and will be due on March 14, 2005. The Accounts Receivable Facility and the Oil and Gas Revolving Credit and Term Loan Agreement (the "Oil and Gas Facility") contain certain financial covenants. At April 30, 2002, TransTexas was not in compliance with covenants requiring a certain minimum consolidated net income and consolidated earnings before interest, income taxes and depreciation, depletion and amortization. On June 6, 2002, GMACC amended the Accounts Receivable Facility and the Oil and Gas Facility such that the Company was in compliance with the financial covenants as of April 30, 2002.

    Production Payments

         In March 2000, TransTexas entered into a production payment drilling program agreement with two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties. The Company has the right to offer additional interests to the production payment parties at a negotiated purchase price. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In March 2002, the Company closed an Eighth Supplement to the production payment whereby the Company received $14.0 million. As of April 30, 2002, the aggregate purchase price of all interests purchased pursuant to this production payment drilling program was $90.8 million and the outstanding balance of the production payment was $32.4 million, of which $3.9 million attributable to produced volumes is included in accrued liabilities. The Oil and Gas Facility entered into by the Company, as Borrower, Galveston Bay Processing Corporation and Galveston Bay Pipeline Company, as Guarantors, and with GMACC, as Lender and as Agent, places certain restrictions on the amount that may be outstanding under the production payment. In June 2002, the Company closed a Ninth Supplement to the production payment whereby the Company received $13.0 million in exchange for additional properties being made subject to the production payment.

                           TRANSTEXAS GAS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


4.       HEDGING AGREEMENTS

         As of April 30, 2002, the Company had entered into the following hedging arrangements (settlement price based on a published industry index of natural gas prices at Houston Ship Channel) as cash flow hedges of forecasted sales of a portion of the Company's natural gas production:


                                                                                 CONTRACT PRICE
                                                                          -----------------------------
                                                             TOTAL                    COLLAR
                                                           VOLUMES IN     -----------------------------
         PERIOD                                              MMBtus          FLOOR            CEILING
         ------                                          ------------     ------------     ------------
         Natural gas:
          February 2002 - July 2002 ................        1,267,000     $       3.30     $       3.95
          February 2002 - March 2002 ...............          590,000             2.85             3.30
          April 2002 - October 2002 ................        1,070,000             2.85             3.35
          August 2002 - October 2002 ...............          644,000             3.10             3.40
          November 2002 - March 2003 ...............          755,000             3.50             3.95

         For the three months ended April 30, 2002, the Company recognized hedging gains of $0.8 million, which are reflected in gas, condensate and natural gas liquids revenues. At April 30, 2002, the Company's estimated net liability of these contracts was $0.9 million.

         In connection with the Ninth Supplement to the production payment, the Company entered into the following hedging arrangements as cash flow hedges of forecasted sales of a portion of the Company's natural gas production:


                                                                                 CONTRACT PRICE
                                                                          -----------------------------
                                                             TOTAL                    COLLAR
                                                           VOLUMES IN     -----------------------------
         PERIOD                                              MMBtus          FLOOR           CEILING
         ------                                          ------------     ------------     ------------
         Natural gas:
          November 2002 - March 2003 ...............          755,000     $       3.50     $       3.90
          April 2003 - October 2003 ................        1,284,000             3.25             4.05

         Because substantially all of its long-term obligations at April 30, 2002 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility ($0.5 million outstanding at April 30, 2002) are subject to a rate of interest that fluctuates based on short-term interest rates. The Company had no interest rate hedges at April 30, 2002.

5.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         The following information reflects TransTexas' noncash financing activities (in thousands of dollars):


                                                                                THREE MONTHS ENDED
                                                                                      APRIL 30,
                                                                              -------------------------
                                                                                 2002           2001
                                                                              ----------     ----------
         Financing activities:
           Accretion of preferred stock .................................     $   15,331     $    9,641
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

                           TRANSTEXAS GAS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



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

    Potential Tax Liabilities

         Part of the debt refinancing of TransAmerican Natural Gas Corporation ("TransAmerican") in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provision (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service ("IRS") regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that any such challenge would not be upheld. Prior to the Effective Date, TransTexas filed a consolidated tax return with TransAmerican. Income taxes were due from or payable to TransAmerican in accordance with a tax allocation agreement, as amended, between TransTexas, TNGC Holdings Corporation ("TNGC"), TransAmerican and TransAmerican's other subsidiaries (the "Tax Allocation Agreement"). Under the Tax Allocation Agreement, TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican.

         As a former member of the affiliated group for tax purposes (the "TNGC Consolidated Group") which included TNGC, the sole stockholder of TransAmerican, TransAmerican, TransAmerican Energy Corporation, TransTexas and TransAmerican Refining Corporation, TransTexas will be severally liable for any tax liability resulting from any transaction of the TNGC Consolidated Group that occurred during any taxable year of the TNGC Consolidated Group during which TransTexas was a member, including the above-described transaction. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and July 31, 1995. The Company has not been advised by the IRS as to whether any tax deficiencies will be proposed by the IRS as a result of its review.

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

    Drilling Rig Commitment

         During February 2001, TransTexas entered into a one-year contract with an independent contractor for utilization of a drilling rig capable of drilling wells to a depth of approximately 18,500 feet. TransTexas utilized this rig to drill wells

                           TRANSTEXAS GAS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


in the Galveston Bay area. As of April 30, 2002, the balance remaining to be paid under this contract, which commenced in May 2001, was approximately $1.0 million.

    Gas Delivery Commitments

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

7.       PREFERRED STOCK DIVIDENDS

         On January 31, 2002, the Board of Directors of the Company authorized the payment of quarterly dividends to the holders of the Company's Preferred Stock of record on March 1, 2002. The quarterly dividends were paid in-kind on March 15, 2002 in additional shares of preferred stock of the same class at an annual rate of $0.20 per share for each share of Series A Senior Preferred Stock and at an annual rate of $0.10 per share for each of Series A Junior Preferred Stock in accordance with the Certificate of Designation for Series A Senior Preferred Stock and the Certificate of Designation for Series A Junior Preferred Stock, respectively. Fractional shares were not issued but were settled in cash.

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

8.       RELATED PARTY TRANSACTIONS

         In March 2002, John R. Stanley resigned as Chief Executive Officer and as Chairman and member of the Board of Directors of the Company. Pursuant to a separation agreement, the Company is obligated to pay Mr. Stanley $3.0 million in cash in installments through November 2002, plus interest at the rate of 10% per annum until paid in full. At April 30, 2002, the severance remaining to be paid to Mr. Stanley was $2.0 million and this amount is included in accrued liabilities.

         On March 15, 2002, Credit Suisse First Boston Management Corporation ("CSFB") and the Company, as borrower, and Galveston Bay Processing Corporation, as guarantor, entered into an unsecured Term Loan Agreement, wherein CSFB advanced to the Company the principal sum of $2 million which is due and payable, together with interest at a rate of 15% per annum, on June 15, 2002. On June 13, 2002, CSFB extended the term of the loan to October 15, 2002. CSFB is the beneficial owner of more than 10% of the Company's 15% Senior Secured Notes due 2005, Class A Common Stock, Series A Senior Preferred Stock and Series A Junior Preferred Stock.

9.       SUPPLEMENTAL GUARANTOR INFORMATION

         Galveston Bay Pipeline Company and Galveston Bay Processing Corporation are guarantors of the 15% Senior Secured Notes due 2005 (the "Notes") and the Oil and Gas Facility. Separate financial statements of the Guarantors are not considered to be material to holders of the Notes and GMACC. The following condensed consolidating financial statements present supplemental information of the Guarantors as of and for the three months ended April 30, 2002.

                           TRANSTEXAS GAS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 APRIL 30, 2002
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                        GALVESTON       GALVESTON
                                                                           BAY             BAY                         CONSOLIDATED
                                                         TRANSTEXAS      PIPELINE       PROCESSING     ELIMINATIONS     TRANSTEXAS
                                                         ----------    ------------    ------------    ------------    ------------
                 ASSETS
Current assets:
   Cash and cash equivalents .........................   $    1,506    $          6    $        455    $               $      1,967
   Accounts receivable, net ..........................       15,036              --             204              --          15,240
   Receivables from affiliates .......................       15,493              --              --         (15,493)             --
   Inventories .......................................          577              --              --              --             577
   Other current assets ..............................        1,082              --               2              --           1,084
                                                         ----------    ------------    ------------    ------------    ------------
       Total current assets ..........................       33,694               6             661         (15,493)         18,868
                                                         ----------    ------------    ------------    ------------    ------------
Property and equipment ...............................      483,997           2,267          11,625              --         497,889
Less accumulated depreciation, depletion and
  amortization .......................................      372,358             728           4,210              --         377,296
                                                         ----------    ------------    ------------    ------------    ------------
       Net property and equipment ....................      111,639           1,539           7,415              --         120,593
                                                         ----------    ------------    ------------    ------------    ------------
Other assets .........................................        1,942              --              --              (2)          1,940
                                                         ----------    ------------    ------------    ------------    ------------
                                                         $  147,275    $      1,545    $      8,076    $    (15,495)   $    141,401
                                                         ==========    ============    ============    ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term debt ...............   $    7,035    $         25    $         72    $         --    $      7,132
  Accounts payable ...................................        4,096              --             129              --           4,225
  Accrued liabilities ................................       21,701              --              40              --          21,741
                                                         ----------    ------------    ------------    ------------    ------------
       Total current liabilities .....................       32,832              25             241              --          33,098
                                                         ----------    ------------    ------------    ------------    ------------
Payable to affiliates ................................         (494)          2,121          13,866         (15,493)             --
Long-term debt, net of current maturities ............      257,272             430             128              --         257,830
Production payments, net of current portion ..........       28,498              --              --              --          28,498
Other liabilities ....................................        6,522              --              --              --           6,522
Redeemable preferred stock ...........................       87,456              --              --              --          87,456
Stockholders' equity (deficit):
  Common stock .......................................           12              --              --              --              12
  Additional paid-in capital .........................       25,013               1               1              (2)         25,013
  Accumulated deficit ................................     (288,982)         (1,032)         (6,160)             --        (296,174)
  Accumulated other comprehensive loss ...............         (854)             --              --              --            (854)
                                                         ----------    ------------    ------------    ------------    ------------
       Total stockholders' deficit ...................     (264,811)         (1,031)         (6,159)             (2)       (272,003)
                                                         ----------    ------------    ------------    ------------    ------------
                                                         $  147,275    $      1,545    $      8,076    $    (15,495)   $    141,401
                                                         ==========    ============    ============    ============    ============

                           TRANSTEXAS GAS CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                     CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 31, 2002
                            (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                        GALVESTON       GALVESTON
                                                                           BAY             BAY                         CONSOLIDATED
                                                        TRANSTEXAS       PIPELINE       PROCESSING      ELIMINATIONS    TRANSTEXAS
                                                        -----------     -----------     -----------     ------------   ------------
                           ASSETS
Current assets:
   Cash and cash equivalents ........................   $     6,058     $        33     $       468     $               $     6,559
   Accounts receivable ..............................        15,033              --             234              --          15,267
   Receivables from affiliates ......................        15,523              --              --         (15,523)             --
   Inventories ......................................           818              --              --              --             818
   Other ............................................         3,110              --               2              --           3,112
                                                        -----------     -----------     -----------     -----------     -----------
       Total current assets .........................        40,542              33             704         (15,523)         25,756
                                                        -----------     -----------     -----------     -----------     -----------
Property and equipment ..............................       480,850           2,267          11,631              --         494,748
Less accumulated depreciation, depletion and
  amortization ......................................       363,343             653           3,805              --         367,801
                                                        -----------     -----------     -----------     -----------     -----------
       Net property and equipment ...................       117,507           1,614           7,826              --         126,947
                                                        -----------     -----------     -----------     -----------     -----------
Other assets ........................................         2,103              --              --              (2)          2,101
                                                        -----------     -----------     -----------     -----------     -----------
                                                        $   160,152     $     1,647     $     8,530     $   (15,525)    $   154,804
                                                        ===========     ===========     ===========     ===========     ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt .............   $     2,353     $        17     $        74     $        --     $     2,444
   Accounts payable .................................         5,546              --             259              --           5,805
   Accrued liabilities ..............................        26,115              --              12              --          26,127
                                                        -----------     -----------     -----------     -----------     -----------
       Total current liabilities ....................        34,014              17             345              --          34,376
                                                        -----------     -----------     -----------     -----------     -----------
Payable to affiliates ...............................           (28)          1,948          13,603         (15,523)             --
Long-term debt, net of current maturities ...........       261,050             580             144              --         261,774
Production payments, net of current portion .........        26,005              --              --              --          26,005
Other liabilities ...................................         6,644              --              --              --           6,644
Redeemable preferred stock ..........................        72,125              --              --              --          72,125
Stockholders' equity (deficit):
   Common stock .....................................            12              --              --              --              12
   Additional paid-in capital .......................        25,013               1               1              (2)         25,013
   Accumulated deficit ..............................      (267,031)           (899)         (5,563)             --        (273,493)
   Accumulated other comprehensive income ...........         2,348              --              --              --           2,348
                                                        -----------     -----------     -----------     -----------     -----------
       Total stockholders' deficit ..................      (239,658)           (898)         (5,562)             (2)       (246,120)
                                                        -----------     -----------     -----------     -----------     -----------
                                                        $   160,152     $     1,647     $     8,530     $   (15,525)    $   154,804
                                                        ===========     ===========     ===========     ===========     ===========

                           TRANSTEXAS GAS CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED APRIL 30, 2002
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                  GALVESTON       GALVESTON
                                                                     BAY             BAY                         CONSOLIDATED
                                                  TRANSTEXAS       PIPELINE       PROCESSING     ELIMINATIONS     TRANSTEXAS
                                                 ------------    ------------    ------------    ------------    ------------
Revenues:
   Gas, condensate and natural gas liquids ...   $     21,655    $         --    $         --    $         --    $     21,655
   Other .....................................             --              10           1,272            (964)            318
                                                 ------------    ------------    ------------    ------------    ------------
     Total revenues ..........................         21,655              10           1,272            (964)         21,973
                                                 ------------    ------------    ------------    ------------    ------------
Costs and expenses:
   Operating .................................          3,464               2           1,024            (964)          3,526
   Depreciation, depletion and amortization ..          9,016              75             405              --           9,496
   General and administrative ................          5,794               1              17              --           5,812
   Taxes other than income taxes .............            917              --              41              --             958
                                                 ------------    ------------    ------------    ------------    ------------
     Total costs and expenses ................         19,191              78           1,487            (964)         19,792
                                                 ------------    ------------    ------------    ------------    ------------
     Operating income (loss) .................          2,464             (68)           (215)             --           2,181
                                                 ------------    ------------    ------------    ------------    ------------
Other income (expense):
   Interest income ...........................             15              --               1              --              16
   Interest expense, net .....................         (9,099)            (65)           (383)             --          (9,547)
                                                 ------------    ------------    ------------    ------------    ------------
     Total other expense .....................         (9,084)            (65)           (382)             --          (9,531)
                                                 ------------    ------------    ------------    ------------    ------------
     Net loss ................................   $     (6,620)   $       (133)   $       (597)   $         --    $     (7,350)
                                                 ============    ============    ============    ============    ============

                           TRANSTEXAS GAS CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED APRIL 30, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                    GALVESTON      GALVESTON
                                                                       BAY            BAY                          CONSOLIDATED
                                                    TRANSTEXAS       PIPELINE      PROCESSING      ELIMINATIONS     TRANSTEXAS
                                                   ------------    ------------    ------------    ------------    ------------
Revenues:
   Gas, condensate and natural gas liquids .....   $     47,070    $         --    $         --    $         --    $     47,070
   Other .......................................             51              52           1,177            (933)            347
                                                   ------------    ------------    ------------    ------------    ------------
     Total revenues ............................         47,121              52           1,177            (933)         47,417
                                                   ------------    ------------    ------------    ------------    ------------
Costs and expenses:
   Operating ...................................          4,487               1           1,334            (933)          4,889
   Depreciation, depletion and amortization ....         19,919              68             346              --          20,333
   General and administrative ..................          5,391              (1)              1              --           5,391
   Taxes other than income taxes ...............          1,811              --              35              --           1,846
                                                   ------------    ------------    ------------    ------------    ------------
     Total costs and expenses ..................         31,608              68           1,716            (933)         32,459
                                                   ------------    ------------    ------------    ------------    ------------
     Operating income (loss) ...................         15,513             (16)           (539)             --          14,958
                                                   ------------    ------------    ------------    ------------    ------------
Other income (expense):
   Interest income .............................            290              --               2              --             292
   Interest expense, net .......................         (8,040)            (75)           (397)             --          (8,512)
                                                   ------------    ------------    ------------    ------------    ------------
     Total other expense .......................         (7,750)            (75)           (395)             --          (8,220)
                                                   ------------    ------------    ------------    ------------    ------------
     Income (loss) before income taxes .........          7,763             (91)           (934)             --           6,738
Income taxes - deferred ........................          2,358              --              --              --           2,358
                                                   ------------    ------------    ------------    ------------    ------------
     Net income (loss) .........................   $      5,405    $        (91)   $       (934)   $         --    $      4,380
                                                   ============    ============    ============    ============    ============

                           TRANSTEXAS GAS CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED APRIL 30, 2002
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                        GALVESTON    GALVESTON
                                                                           BAY          BAY                      CONSOLIDATED
                                                           TRANSTEXAS    PIPELINE    PROCESSING   ELIMINATIONS     TRANSTEXAS
                                                           ----------   ---------    ----------   ------------   ------------
Operating activities:
  Net loss ..............................................  $   (6,620)   $   (133)   $     (597)   $        --    $   (7,350)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
    Depreciation, depletion and amortization ............       9,016          75           405             --         9,496
    Accretion of discount on long-term debt .............          31           7             7             --            45
    Amortization of debt issue costs ....................         201          --            --             --           201
    Changes in assets and liabilities:
      Accounts receivable ...............................          (3)         --            30             --            27
      Receivable from affiliates ........................        (436)         --            --            436            --
      Inventories .......................................         241          --            --             --           241
      Other current assets ..............................        (320)         --            --             --          (320)
      Accounts payable ..................................      (1,450)         --          (130)            --        (1,580)
      Accrued liabilities ...............................      (6,727)         --            28             --        (6,699)
      Transactions with affiliates, net .................          --         173           263           (436)           --
      Other assets ......................................          50          --            --             --            50
      Other liabilities .................................        (122)         --            --             --          (122)
                                                           ----------    --------    ----------    -----------    ----------
        Net cash provided (used) by
         operating activities ...........................      (6,139)        122             6             --        (6,011)
                                                           ----------    --------    ----------    -----------    ----------
Investing activities:
  Capital expenditures ..................................      (3,267)         --             6             --        (3,261)
  Proceeds from the sale of assets ......................         163          --            --             --           163
                                                           ----------    --------    ----------    -----------    ----------
       Net cash provided (used) by
         investing activities ...........................      (3,104)         --             6             --        (3,098)
                                                           ----------    --------    ----------    -----------    ----------
Financing activities:
  Issuance of production payments .......................      14,000          --            --             --        14,000
  Principal payments on production payments .............     (10,048)         --            --             --       (10,048)
  Issuance of debt ......................................       2,000          --            --             --         2,000
  Principal payments on long-term debt ..................        (296)       (149)          (25)            --          (470)
  Revolving credit agreement, net .......................        (839)         --            --             --          (839)
  Debt issue costs ......................................        (126)         --            --             --          (126)
                                                           ----------    --------    ----------    -----------    ----------
        Net cash provided (used) by
         financing activities ...........................       4,691        (149)          (25)            --         4,517
                                                           ----------    --------    ----------    -----------    ----------
        Decrease in cash and
         cash equivalents ...............................      (4,552)        (27)          (13)            --        (4,592)
Beginning cash and cash equivalents .....................       6,058          33           468             --         6,559
                                                           ----------    --------    ----------    -----------    ----------
Ending cash and cash equivalents ........................  $    1,506    $      6    $      455    $        --    $    1,967
                                                           ==========    ========    ==========    ===========    ==========

                           TRANSTEXAS GAS CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED APRIL 30, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                     GALVESTON      GALVESTON
                                                                        BAY            BAY                         CONSOLIDATED
                                                       TRANSTEXAS     PIPELINE      PROCESSING     ELIMINATIONS     TRANSTEXAS
                                                       ----------    ----------    ------------    ------------    ------------
Operating activities:
   Net income (loss) ...............................   $    5,405    $      (91)   $       (934)   $         --    $      4,380
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation, depletion and amortization ......       19,919            68             346              --          20,333
     Accretion of discount on long-term debt .......           50            10              21              --              81
     Amortization of debt issue costs ..............          124            --              --              --             124
     Deferred income taxes .........................        2,358            --              --              --           2,358
     Changes in assets and liabilities:
       Accounts receivable .........................       15,645            --             (99)             --          15,546
       Receivable from affiliates ..................       (1,341)           --              --           1,355              14
       Inventories .................................         (368)           --              --              --            (368)
       Other current assets ........................          530          (184)             33              --             379
       Accounts payable ............................        8,495           (21)             88              --           8,562
       Accrued liabilities .........................      (13,071)           --              22              --         (13,049)
       Transactions with affiliates, net ...........           --           404             951          (1,355)             --
       Other assets ................................           (4)           --              --              --              (4)
       Other liabilities ...........................         (212)           --              --              --            (212)
                                                       ----------    ----------    ------------    ------------    ------------
           Net cash provided by
            operating activities ...................       37,530           186             428              --          38,144
                                                       ----------    ----------    ------------    ------------    ------------
Investing activities:
   Capital expenditures ............................      (38,551)         (131)           (298)             --         (38,980)
   Proceeds from the sale of assets ................            2            --              --              --               2
                                                       ----------    ----------    ------------    ------------    ------------
           Net cash used by
            investing activities ...................      (38,549)         (131)           (298)             --         (38,978)
                                                       ----------    ----------    ------------    ------------    ------------
Financing activities:
   Issuance of production payments .................       19,800            --              --              --          19,800
   Principal payments on production payments .......       (4,333)           --              --              --          (4,333)
   Issuance of long-term debt ......................           --            --              29              --              29
   Principal payments on long-term debt ............         (738)          (27)           (599)             --          (1,364)
   Revolving credit agreement, net .................      (14,287)           --              --              --         (14,287)
   Debt issue costs ................................         (196)           --              --              --            (196)
                                                       ----------    ----------    ------------    ------------    ------------
           Net cash provided (used) by
            financing activities ...................          246           (27)           (570)             --            (351)
                                                       ----------    ----------    ------------    ------------    ------------
           Increase (decrease) in cash and
            cash equivalents .......................         (773)           28            (440)             --          (1,185)
Beginning cash and cash equivalents ................       19,902            39             774              --          20,715
                                                       ----------    ----------    ------------    ------------    ------------
Ending cash and cash equivalents ...................   $   19,129    $       67    $        334    $         --    $     19,530
                                                       ==========    ==========    ============    ============    ============

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

         TransTexas' operating data for the three months ended April 30, 2002 and 2001 are as follows:

                                                                                             THREE MONTHS ENDED
                                                                                                  APRIL 30,
                                                                                       -----------------------------
                                                                                           2002              2001
                                                                                       ------------     ------------
          Sales volumes:
               Gas (Bcf) ............................................................           3.6              5.8
               NGLs (MMgal) .........................................................          11.3             12.6
               Condensate (MBbls) ...................................................           323              301
          Average prices:
               Gas (dry) (per Mcf) ..................................................  $       2.80     $       5.95
               NGLs (per gallon) ....................................................           .28              .49
               Condensate and oil (per Bbl) .........................................         23.02            27.80
          Number of gross wells drilled .............................................            --                4
          Percentage of wells completed .............................................            --              100%

         A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                                                             THREE MONTHS ENDED
                                                                                                   APRIL 30,
                                                                                          ---------------------------
                                                                                             2002             2001
                                                                                          -----------     -----------
          Operating costs and expenses:
               Lease ................................................................     $       2.0     $       2.3
               Pipeline and gathering ...............................................             1.5             2.6
                                                                                          -----------     -----------
                                                                                                  3.5             4.9
          Taxes other than income taxes (severance, property and other taxes) .......             1.0             1.8
                                                                                          -----------     -----------
                                                                                          $       4.5     $       6.7
                                                                                          ===========     ===========

         TransTexas' average depletion rates have been as follows:


                                                                                              THREE MONTHS ENDED
                                                                                                   APRIL 30,
                                                                                         ----------------------------
                                                                                             2002            2001
                                                                                         ------------    ------------
          Depletion rates (per Mcfe) ................................................    $       1.61    $       2.63
                                                                                         ============    ============

    Three Months Ended April 30, 2002 Compared with the Three Months Ended April 30, 2001

         Gas, condensate and NGL revenues for the three months ended April 30, 2002 decreased $25.4 million from the prior period, due primarily to lower prices for all products and lower sales volumes for natural gas and NGLs. Approximately 1.0 Bcf of the decrease in natural gas sales volumes for the three months ended April 30, 2002 was attributable to the sale of TransTexas' interest in the Bob West field. The average monthly prices received per Mcf of gas ranged from $2.16 to $2.71 in the three months ended April 30, 2002, compared to a range of $5.36 to $6.73 in the prior period.

         Lease operating expenses for the three months ended April 30, 2002 decreased $0.3 million from the prior period due primarily to the sale of TransTexas' interest in the Bob West field. Pipeline and gathering expenses decreased $1.1 million from the prior period due primarily to the decreased cost of natural gas used in operations and the sale of TransTexas' interest in the Bob West field. Depreciation, depletion and amortization expense for the three months ended April 30, 2002 decreased $10.8 million due to lower sales volumes and a $1.02 per Mcfe decrease in the depletion rate. The decrease in the depletion rate is due primarily to the impairments of gas and oil properties recorded during fiscal year 2002. General and administrative expenses increased by $0.4 million due primarily to the $3.0 million separation agreement with Mr. John R. Stanley (see Note 8) offset by decreased personnel costs due to a 40% reduction in the number of employees at the corporate headquarters and decreased professional fees. Taxes other than income taxes decreased by $0.9 million over the prior period due primarily to lower property taxes. Interest income decreased $0.3 million compared to the prior period due to lower cash balances available for investment. Interest expense for the three months ended April 30, 2002 increased by $1.0 million from the prior period due primarily to lower capitalized interest, partially offset by a decrease in the amount of interest associated with reorganization debt.

LIQUIDITY AND CAPITAL RESOURCES

         On April 19, 1999, TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. This filing did not include the Company's subsidiaries, Galveston Bay Processing Corporation and Galveston Bay Pipeline Company. The United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division confirmed the Company's Second Amended, Modified and Restated Plan of Reorganization dated January 25, 2000 (the "Plan") on February 7, 2000. The Effective Date of the Plan was March 17, 2000.

         On the Effective Date, the Company and GMAC Commercial Credit LLC ("GMACC") entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $15 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest monthly in arrears at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1% payable monthly in arrears. As of April 30, 2002, the outstanding principal balance under the Accounts Receivable Facility was $0.5 million, with availability for additional advances of approximately $1.5 million and will be due on March 14, 2005. The Accounts Receivable Facility and the Oil and Gas Revolving Credit and Term Loan Agreement (the "Oil and Gas Facility") contain certain financial covenants. At April 30, 2002, TransTexas was not in compliance with covenants requiring a certain minimum consolidated net income and consolidated earnings before interest, income taxes and depreciation, depletion and amortization. On June 6, 2002, GMACC amended the Accounts Receivable Facility and the Oil and Gas Facility such that the Company was in compliance with the financial covenants as of April 30, 2002.

         In March 2000, TransTexas entered into a production payment drilling program agreement with two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties. The Company has the right to offer additional interests to the production payment parties at a negotiated purchase price. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In March 2002, the Company closed an Eighth Supplement to the production payment whereby the Company received $14.0 million. As of April 30, 2002, the aggregate purchase price of all interests purchased pursuant to this production payment drilling program was $90.8 million and the outstanding balance of the production payment was $32.4 million, of which $3.9 million attributable to produced volumes is included in accrued liabilities. The Oil and Gas Facility entered into by the Company, as Borrower, Galveston Bay Processing Corporation and Galveston Bay Pipeline Company, as Guarantors, and with GMACC, as Lender and as Agent, places certain restrictions on the amount that may be outstanding under the production payment. In June 2002, the Company closed a Ninth Supplement to the production payment whereby the Company received $13.0 million in exchange for additional properties being made subject to the production payment.

         On March 15, 2002, Credit Suisse First Boston Management Corporation ("CSFB") and the Company, as borrower, and Galveston Bay Processing Corporation, as guarantor, entered into an unsecured Term Loan Agreement, wherein CSFB advanced to the Company the principal sum of $2 million which is due and payable, together with interest at a rate of 15% per annum, on June 15, 2002. On June 13, 2002, CSFB extended the term of the loan to October 15, 2002. CSFB is the beneficial owner of more than 10% of the Company's 15% Senior Secured Notes due 2005, Class A Common Stock, Series A Senior Preferred Stock and Series A Junior Preferred Stock.

         TransTexas is highly leveraged and has significant cash requirements for servicing debt and the production payment obligation and significant charges to net income available for common stockholders for Series A Senior Preferred Stock and Series A Junior Preferred Stock dividends. In order to maintain or increase proved oil and gas reserves, TransTexas must continue to make substantial capital expenditures for the exploration and development of its natural gas and oil prospects.

For the three months ended April 30, 2002, total capital expenditures incurred were $3 million, including $2 million for capitalized interest and $1 million for drilling and development. Capital expenditures for fiscal 2003 are estimated to be approximately $27 million. Management plans to fund TransTexas' 2003 debt service requirements and capital expenditures with cash flows from operating activities and borrowings under the production payment drilling program and other financings. In addition, the Company has commenced negotiations for joint venture drilling opportunities with several unrelated entities. Should these drilling prospects not be productive or should oil and gas prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of the Company's debt documents and Senior Preferred Stock.

    Potential Tax Liabilities

         Part of the debt refinancing of TransAmerican Natural Gas Corporation ("TransAmerican") in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the cancellation of indebtedness provision (the "COD Exclusion") of the Internal Revenue Code of 1986, as amended, and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion. No federal tax opinion was rendered with respect to this transaction, however, and TransAmerican has not obtained a ruling from the Internal Revenue Service ("IRS") regarding this transaction. TransTexas believes that there is substantial legal authority to support the position that the COD Exclusion applies to the cancellation of TransAmerican's indebtedness. However, due to factual and legal uncertainties, there can be no assurance that the IRS will not challenge this position, or that any such challenge would not be upheld. Prior to the Effective Date, TransTexas filed a consolidated tax return with TransAmerican. Income taxes were due from or payable to TransAmerican in accordance with a tax allocation agreement, as amended, between TransTexas, TNGC Holdings Corporation ("TNGC"), TransAmerican and TransAmerican's other subsidiaries (the "Tax Allocation Agreement"). Under the Tax Allocation Agreement, TransTexas has agreed to pay an amount equal to any federal tax liability (which would be approximately $25.4 million) attributable to the inapplicability of the COD Exclusion. Any such tax would be offset in future years by alternative minimum tax credits and retained loss and credit carryforwards to the extent recoverable from TransAmerican.

         As a former member of the affiliated group for tax purposes (the "TNGC Consolidated Group") which included TNGC, the sole stockholder of TransAmerican, TransAmerican, TransAmerican Energy Corporation, TransTexas and TransAmerican Refining Corporation, TransTexas will be severally liable for any tax liability resulting from any transaction of the TNGC Consolidated Group that occurred during any taxable year of the TNGC Consolidated Group during which TransTexas was a member, including the above-described transaction. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and July 31, 1995. The Company has not been advised by the IRS as to whether any tax deficiencies will be proposed by the IRS as a result of its review.

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

         As of April 30, 2002, the Company had entered into the following hedging arrangements (settlement price based on a published industry index of natural gas prices at Houston Ship Channel) as cash flow hedges of forecasted sales of a portion of the Company's natural gas production:

                                                                                   CONTRACT PRICE
                                                                            -----------------------------
                                                              TOTAL                    COLLAR
                                                            VOLUMES IN      -----------------------------
         PERIOD                                               MMBtus            FLOOR           CEILING
         ------                                            ------------     ------------     ------------
         Natural gas:
          February 2002 - July 2002 ..................        1,267,000     $       3.30     $       3.95
          February 2002 - March 2002 .................          590,000             2.85             3.30
          April 2002 - October 2002 ..................        1,070,000             2.85             3.35
          August 2002 - October 2002 .................          644,000             3.10             3.40
          November 2002 - March 2003 .................          755,000             3.50             3.95

         For the three months ended April 30, 2002, the Company recognized hedging gains of $0.8 million, which are reflected in gas, condensate and natural gas liquids revenues. At April 30, 2002, the Company's estimated net liability of these contracts was $0.9 million.

         In connection with the Ninth Supplement to the production payment, the Company entered into the following hedging arrangements as cash flow hedges of forecasted sales of a portion of the Company's natural gas production:

                                                                                  CONTRACT PRICE
                                                                            -----------------------------
                                                              TOTAL                    COLLAR
                                                            VOLUMES IN      -----------------------------
         PERIOD                                               MMBtus            FLOOR           CEILING
         ------                                            ------------     ------------     ------------
         Natural gas:
          November 2002 - March 2003 .................          755,000     $       3.50     $       3.90
          April 2003 - October 2003 ..................        1,284,000             3.25             4.05

         Because substantially all of its long-term obligations at April 30, 2002 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility ($0.5 million outstanding at April 30, 2002) are subject to a rate of interest that fluctuates based on short-term interest rates. The Company had no interest rate hedges at April 30, 2002.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See Note 6 to the condensed consolidated financial statements for a discussion of TransTexas' legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

EXHIBIT
NUMBER                                  DESCRIPTION

10.1 - Eighth Supplement to 2000 Production Payment Agreement, dated March 5, 2002.

10.2 - Eighth Supplement to 2000 Production Payment Conveyance, dated March 5, 2002.

10.3 -  Ninth Supplement to 2000 Production Payment Agreement, dated June 7,
        2002.

10.4 -  Ninth Supplement to 2000 Production Payment Conveyance, dated June 7,
        2002.

(b) Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K, dated March 14, 2002, reporting under Item 6, Resignations of Registrant's Directors, the resignation of Mr. John R. Stanley as Chief Executive Officer and as Chairman and member of the Board of Directors of the Company.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TRANSTEXAS GAS CORPORATION


                               By:             /s/ ED DONAHUE
                                     -------------------------------------------
                                                  Ed Donahue
                                     Vice President and Chief Financial Officer
June 14, 2002

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
10.1 -   Eighth Supplement to 2000 Production Payment Agreement, dated March 5,
         2002.

10.2 -   Eighth Supplement to 2000 Production Payment Conveyance, dated March 5,
         2002.

10.3 -   Ninth Supplement to 2000 Production Payment Agreement, dated June 7,
         2002.

10.4 -   Ninth Supplement to 2000 Production Payment Conveyance, dated June 7,
         2002.