Form 10-Q
period 2002-07-31
TRANSTEXAS GAS CORP
filed 2002-09-16
CIK 904977

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

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

                                   ----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

      The number of shares of Class A Common of the registrant outstanding on September 16, 2002 was 63,448,832.

================================================================================

                           TRANSTEXAS GAS CORPORATION

                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             ----


                                                        PART I
                                                FINANCIAL INFORMATION

Item 1.    Financial Statements:
              Report of Independent Accountants............................................................    2
              Condensed Consolidated Balance Sheet as of July 31, 2002 and January 31, 2002................    3
              Condensed Consolidated Statement of Operations for the Three and Six Months Ended
                 July 31, 2002 and 2001....................................................................    4
              Condensed Consolidated Statement of Cash Flows for the Six Months Ended
                 July 31, 2002 and 2001....................................................................    5
              Notes to Condensed Consolidated Financial Statements.........................................    6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations...................................................................................   20
Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................   23
Item 4.    Controls and Procedures.........................................................................   23

                                                       PART II
                                                  OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................   24
Item 4.    Submission of Matters to a Vote of Security Holders.............................................   24
Item 5.    Other Information...............................................................................   25
Item 6.    Exhibits and Reports on Form 8-K................................................................   25
Signature..................................................................................................   26
Certifications.............................................................................................   27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of TransTexas Gas Corporation

      We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation (the "Company") as of July 31, 2002 and the related condensed consolidated statements of operations for the three and six month periods ended July 31, 2002 and 2001 and the consolidated statement of cash flows for the six months ended July 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has not paid the $15 million interest payment due September 15, 2002 on its 15% Senior Secured Notes due 2005. The Company does not intend to make the $15 million interest payment within a 30-day cure period and will then be in default under terms of its debt agreements which could result in acceleration of the maturity of such obligations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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



PricewaterhouseCoopers LLP


Houston, Texas
September 16, 2002

                           TRANSTEXAS GAS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                                  JULY 31,       JANUARY 31,
                                                                                                   2002              2002
                                                                                                -----------      -----------
                                ASSETS
Current assets:
   Cash and cash equivalents .............................................................      $    11,238       $     6,559
   Accounts receivable ...................................................................           11,836            15,267
   Inventories ...........................................................................              592               818
   Other .................................................................................            1,645             3,112
                                                                                                -----------       -----------
        Total current assets .............................................................           25,311            25,756
                                                                                                -----------       -----------
Property and equipment ...................................................................          501,896           494,748
Less accumulated depreciation, depletion and amortization ................................          384,408           367,801
                                                                                                -----------       -----------
        Net property and equipment - based on the full cost method of accounting for gas and oil properties of which $46,670 and $45,301 was excluded from amortization at July 31, 2002
          and January 31, 2002, respectively .............................................          117,488           126,947
                                                                                                -----------       -----------
Other assets .............................................................................            2,977             2,101
                                                                                                -----------       -----------
                                                                                                $   145,776       $   154,804
                                                                                                ===========       ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt ..................................................      $     6,755       $     2,444
   Accounts payable ......................................................................            3,313             5,805
   Accrued liabilities ...................................................................           26,418            26,127
   Senior secured notes ..................................................................          200,000                --
                                                                                                -----------       -----------
        Total current liabilities ........................................................          236,486            34,376
                                                                                                -----------       -----------
Long-term debt, net of current maturities ................................................           59,266           261,774
Production payments, net of current portion ..............................................           31,749            26,005
Other liabilities ........................................................................            6,399             6,644
Redeemable preferred stock ...............................................................           99,765            72,125
Commitments and contingencies (Note 6) ...................................................               --                --
Stockholders' equity (deficit):
   Common stock, $0.01 par value, 100,247,500 shares
     authorized and 1,250,251 shares issued and outstanding ..............................               12                12
   Additional paid-in capital ............................................................           25,013            25,013
   Accumulated deficit ...................................................................         (313,123)         (273,493)
   Accumulated other comprehensive income ................................................              209             2,348
                                                                                                -----------       -----------
        Total stockholders' deficit ......................................................         (287,889)         (246,120)
                                                                                                -----------       -----------
                                                                                                $   145,776       $   154,804
                                                                                                ===========       ===========



     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JULY 31,                    JULY 31,
                                                               --------------------------    --------------------------
                                                                  2002           2001           2002           2001
                                                               -----------    -----------    -----------    -----------
Revenues:
   Gas, condensate and natural gas liquids .................   $    19,354    $    29,837    $    41,009    $    76,907
   Other ...................................................           391            125            709            472
                                                               -----------    -----------    -----------    -----------
     Total revenues ........................................        19,745         29,962         41,718         77,379
                                                               -----------    -----------    -----------    -----------
Costs and expenses:
   Operating ...............................................         3,143          6,277          6,669         11,166
   Depreciation, depletion and amortization ................         7,141         20,749         16,637         41,082
   General and administrative ..............................         3,226          5,037          9,038         10,428
   Taxes other than income taxes ...........................           951          1,652          1,909          3,498
   Impairment of gas and oil properties ....................            --         56,827             --         56,827
                                                               -----------    -----------    -----------    -----------
     Total costs and expenses ..............................        14,461         90,542         34,253        123,001
                                                               -----------    -----------    -----------    -----------
     Operating income (loss) ...............................         5,284        (60,580)         7,465        (45,622)
                                                               -----------    -----------    -----------    -----------
   Other income (expense):
   Interest income .........................................            17            146             33            438
   Interest expense, net ...................................        (9,941)        (8,314)       (19,488)       (16,826)
                                                               -----------    -----------    -----------    -----------
     Total other expense ...................................        (9,924)        (8,168)       (19,455)       (16,388)
                                                               -----------    -----------    -----------    -----------
     Loss before income taxes ..............................        (4,640)       (68,748)       (11,990)       (62,010)
Income tax benefit - deferred ..............................            --        (12,342)            --         (9,984)
                                                               -----------    -----------    -----------    -----------
     Net loss ..............................................        (4,640)       (56,406)       (11,990)       (52,026)
Accretion of preferred stock ...............................        12,309         10,861         27,640         20,502
                                                               -----------    -----------    -----------    -----------
     Net loss available to common stockholders .............   $   (16,949)   $   (67,267)   $   (39,630)   $   (72,528)
                                                               ===========    ===========    ===========    ===========
Basic and diluted net loss per share .......................   $    (13.56)   $    (53.80)   $    (31.70)   $    (58.01)
                                                               ===========    ===========    ===========    ===========
Weighted average number of shares outstanding for basic
   and diluted net loss per share ..........................     1,250,251      1,250,251      1,250,251      1,250,251
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

                           TRANSTEXAS GAS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                                      JULY 31,
                                                                           ------------------------------
                                                                               2002               2001
                                                                           ------------      ------------
Operating activities:
   Net loss ..........................................................     $    (11,990)     $    (52,026)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation, depletion and amortization .......................           16,637            41,082
      Impairment of gas and oil properties ...........................               --            56,827
      Accretion of discount on long-term debt ........................              117               (15)
      Amortization of debt issue costs ...............................              456               246
      Deferred income taxes ..........................................               --            (9,984)
      Changes in assets and liabilities:
        Accounts receivable ..........................................            3,431            21,693
        Receivable from affiliates ...................................               --                 8
        Inventories ..................................................              226              (303)
        Other current assets .........................................             (672)            1,232
        Accounts payable .............................................           (2,492)           15,421
        Accrued liabilities ..........................................             (509)           (4,491)
        Other assets .................................................              164                --
        Other liabilities ............................................             (245)             (425)
                                                                           ------------      ------------
           Net cash provided by operating activities .................            5,123            69,265
                                                                           ------------      ------------
Investing activities:
   Capital expenditures ..............................................           (7,593)          (95,993)
   Proceeds from the sale of assets ..................................              514                 2
                                                                           ------------      ------------
           Net cash used by investing activities .....................           (7,079)          (95,991)
                                                                           ------------      ------------
Financing activities:
   Issuance of production payments ...................................           27,000            34,800
   Principal payments on production payments .........................          (20,456)           (8,304)
   Issuance of debt ..................................................            2,000                --
   Principal payments on debt ........................................           (1,079)           (2,169)
   Revolving credit agreement, net ...................................              745           (11,794)
   Debt issue costs ..................................................           (1,575)             (196)
                                                                           ------------      ------------
           Net cash provided by financing activities .................            6,635            12,337
                                                                           ------------      ------------
           Increase (decrease) in cash and cash equivalents ..........            4,679           (14,389)
Beginning cash and cash equivalents ..................................            6,559            20,715
                                                                           ------------      ------------
Ending cash and cash equivalents .....................................     $     11,238      $      6,326
                                                                           ============      ============



     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    GENERAL

      In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary to fairly state the financial position of TransTexas Gas Corporation ("TransTexas" or the "Company") as of July 31, 2002 and the results of its operations and cash flows for the interim periods ended July 31, 2002 and 2001. The condensed consolidated balance sheet as of January 31, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for interim periods should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in TransTexas' annual report on Form 10-K for the year ended January 31, 2002. Unless otherwise noted, the terms "TransTexas" and the "Company" refer to TransTexas Gas Corporation and its subsidiaries, Galveston Bay Processing Corporation and Galveston Bay Pipeline Company.

    Comprehensive Income (Loss)

      A summary of the Company's comprehensive loss for the three and six months ended July 31, 2002 and 2001 is as follows (in thousands of dollars):


                                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                               JULY 31,                       JULY 31,
                                                                    ----------------------------    ----------------------------
                                                                        2002            2001            2002            2001
                                                                    ------------    ------------    ------------    ------------
Comprehensive loss:
   Net loss .....................................................   $     (4,640)   $    (56,406)   $    (11,990)   $    (52,026)
   Cumulative effect of adopting SFAS 133 .......................             --              --              --          (1,282)
   Change in the fair value of hedging agreements ...............          1,063             396          (2,139)            534
   Reclassification adjustments for hedge agreement
    settlements .................................................             --              --              --           1,144
                                                                    ------------    ------------    ------------    ------------
                                                                    $     (3,577)   $    (56,010)   $    (14,129)   $    (51,630)
                                                                    ============    ============    ============    ============

      A summary of the Company's accumulated other comprehensive income for the period ended July 31, 2002 is as follows (in thousands of dollars):

Accumulated other comprehensive income:
   Balance at January 31, 2002 ..................................   $     $2,348
   Change in the fair value of hedging agreements ...............         (2,139)
                                                                    ------------
   Balance at July 31, 2002 .....................................   $        209
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

    Recently Issued Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Under SFAS 143, salvage value is not considered when determining the retirement obligation. The Company is evaluating the impact of SFAS 143, which is effective for the Company in February 2003.

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

      In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 provides guidance for income statement classification of gains or losses from extinguishment of debt and accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS 145 will be effective for the Company in February 2003 and will be used to report any debt extinguished or leases modified after that date.

      In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and will be used to report any exit or disposal activity after that date.

2.    LIQUIDITY

      In order to maintain or increase proved oil and gas reserves, TransTexas is required to make substantial capital expenditures for the exploration and development of natural gas and oil prospects. TransTexas remains highly leveraged and a substantial portion of its cash flow will be required for servicing debt and the production payment obligation. In addition, cash flow from operations is dependent on the level of gas and oil prices, which are historically volatile. Management plans to fund TransTexas' 2003 debt service requirements and capital expenditures with cash flows from operating activities and borrowings under the production payment drilling program and other financings. In addition, the Company has commenced negotiations for joint venture drilling opportunities with several unrelated entities. Should these drilling prospects not be productive or should oil and gas prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of the Company's debt documents and Series A Senior Preferred Stock of the Company (the "Senior Preferred Stock"). Liquidity of the Company may be adversely affected by the occurrence of the events of default and any resulting acceleration of the maturity of the Company's long-term debt as discussed in Note 3 below.

3.    CREDIT AGREEMENTS AND PRODUCTION PAYMENTS

    Accounts Receivable Facility

      On the Effective Date, the Company and GMAC Commercial Credit LLC ("GMACC") entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $15 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. The Accounts Receivable Facility matures on March 14, 2005. Advances under the facility bear interest monthly in arrears at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1%, payable monthly in arrears. As of July 31, 2002, the outstanding principal balance under the Accounts Receivable Facility was $2.1 million with availability for additional advances of approximately $0.4 million.

                           TRANSTEXAS GAS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

    Production Payments

      In March 2000, TransTexas entered into a production payment drilling program agreement with two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties. The Company has the right to offer additional interests to the production payment parties at a negotiated purchase price. The production payment requires the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In March 2002, the Company closed an Eighth Supplement to the production payment whereby the Company received $14.0 million. In June 2002, the Company closed a Ninth Supplement to the production payment whereby the Company received $13.0 million in exchange for additional properties being made subject to the production payment. As of July 31, 2002, the outstanding balance of the production payment was $35.0 million, of which $3.3 million attributable to produced volumes is included in accrued liabilities. The Oil and Gas Revolving Credit and Term Loan Agreement (the "Oil and Gas Facility") entered into by the Company, as Borrower, Galveston Bay Processing Corporation and Galveston Bay Pipeline Company, as Guarantors, and with GMACC, as Lender and as Agent, places certain restrictions on the amount that may be outstanding under the production payment.

    Preferred Stock Dividends and Conversion to Class A Common Stock

      The Certificate of Designation for the Senior Preferred Stock of the Company provides for the mandatory conversion of one-half of the outstanding shares of Senior Preferred Stock into fully paid and non-assessable shares of Class A Common Stock at the rate of 0.3461 shares of Class A Common Stock for each $1.00 of liquidation preference per share, plus an amount equal to accrued and unpaid dividends, of Senior Preferred Stock if the Company fails to pay dividends on the Senior Preferred Stock as required by the Certificate of Designation for the Senior Preferred Stock on any two dividend payment dates. The Certificate of Designation for the Series A Junior Preferred Stock ("Junior Preferred Stock" and together with the Senior Preferred Stock, the "Preferred Stock") provides for the mandatory conversion of all of the outstanding shares of Junior Preferred Stock into fully paid and non-assessable shares of Class A Common Stock at the rate of 0.1168 shares of Class A Common Stock for each $1.00 of liquidation preference per share, plus an amount equal to accrued and unpaid dividends, of Junior Preferred Stock if the Company fails to pay dividends on the Senior Preferred Stock as required by the Certificate of Designation for the Senior Preferred Stock on any two dividend payment dates.

      The Certificate of Designation for each of the Senior Preferred Stock and the Junior Preferred Stock required the payment to the holders of a cash dividend on the Senior Preferred Stock and an in-kind dividend on the Junior Preferred Stock, respectively, by the Company on June 15, 2002 and on September 15, 2002. The Company did not make the required dividend payments on either date. Therefore, the liquidation preference of the Senior Preferred Stock was increased to approximately $1.04 per share and the liquidation preference of the Junior Preferred Stock was increased to approximately $1.05 per share. As a result, on September 16, 2002, each two shares of Senior Preferred Stock was converted into one share of New Senior Preferred and into approximately 0.3596 shares of Class A Common Stock and each share of Junior Preferred Stock was converted into approximately 0.1227 shares of Class A Common Stock. No fractional shares will be issued in the conversion. The Board of Directors of the Company has determined that the fair market value of each share of the Preferred Stock and Common Stock for purposes of the conversion is less than $0.01 per share and, therefore, no cash will be paid to holders of Preferred Stock in lieu of fractional shares.

      In the aggregate, 164,333,875 shares of Senior Preferred Stock representing one-half of all of the outstanding Senior Preferred Stock were converted into approximately 59,101,243 shares of Class A Common Stock and 25,240,513 shares of Junior Preferred Stock representing all of the outstanding Junior Preferred stock were converted into 3,097,338 shares of Class A Common Stock. Since the Company did not pay the required dividend payments, holders of the Senior Preferred Stock will have the right, voting separately as a class, to elect all five directors to the Company's Board of Directors.

      The effect of the mandatory conversion of one-half of the outstanding shares of Senior Preferred Stock and all of the outstanding shares of Junior Preferred Stock into Class A Common Stock as if the conversion had occurred on July 31, 2002 is as follows (in thousands of dollars):


                                                    BALANCE        CONVERSION        PRO FORMA
                                                 JULY 31, 2002     ADJUSTMENT      JULY 31, 2002
                                                 -------------     -----------     -------------

Redeemable preferred stock ..................     $    99,765      $   (51,480)     $    48,285
                                                  ===========      ===========      ===========

Stockholders' equity (deficit):
 Common stock ...............................     $        12      $       599      $       611
 Additional paid-in capital .................          25,013           50,881           75,894
 Accumulated deficit ........................        (313,123)              --         (313,123)
 Accumulated other comprehensive income .....             209               --              209
                                                  -----------      -----------      -----------
  Total stockholders' deficit ...............     $  (287,889)     $    51,480      $  (236,409)
                                                  ===========      ===========      ===========

                           TRANSTEXAS GAS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

    Events of Default

      In addition, as a result of its current cash position, the Company has not paid the $15 million interest payment due September 15, 2002 on its 15% Senior Secured Notes due 2005 ("15% Notes") and has entered the 30-day cure period described under the terms of the indenture governing the 15% Notes. The Company does not intend to make the $15 million interest payment within such cure period. If the Company does not make the $15 million interest payment within such cure period, (i) the Company will be in default under the terms of the Oil and Gas Facility, the Accounts Receivable Facility and other long-term debt of the Company which could result in acceleration of the maturity of the obligations thereunder and (ii) the Company will be in default under the indenture allowing the holders of the 15% Notes to make the outstanding debt on the 15% Notes immediately due and payable. As a consequence of these uncertainties, at July 31, 2002, the outstanding balance of $200 million of the 15% Notes was classified in current liabilities.

    Recapitalization

      The Company has entered into discussions with holders owning approximately 90% of the outstanding principal amount of the 15% Notes and the outstanding shares of Preferred Stock and with the lenders under the Oil and Gas Facility and the Accounts Receivable Facility with respect to a proposed consensual recapitalization. The Company has engaged Jefferies & Company, Inc. as a financial advisor to assist in exploring strategic alternatives in connection with such consensual recapitalization. The Company believes that any such recapitalization may significantly reduce overall debt and the Company's interest and dividend obligations. As with any recapitalization, no assurance can be given that the Company will be successful in reaching an agreement with any of its investors or lenders or in reaching agreement with the other parties to the recapitalization. In the event that negotiations are not successful, the Company will consider other available alternatives.

4.    HEDGING AGREEMENTS

      As of July 31, 2002, the Company had entered into the following hedging arrangements (settlement price based on a published industry index of natural gas prices at Houston Ship Channel) as cash flow hedges of forecasted sales of a portion of the Company's natural gas production:


                                                                                CONTRACT PRICE
                                                                        -------------------------------
                                                          TOTAL                    COLLAR
                                                        VOLUMES IN      ------------------------------
PERIOD                                                    MMBtus           FLOOR           CEILING
------                                                 ------------     ------------     ------------
Natural gas:
 February 2002 - March 2002 ......................          590,000     $       2.85     $       3.30
 February 2002 - July 2002 .......................        1,267,000             3.30             3.95
 April 2002 - October 2002 .......................        1,070,000             2.85             3.35
 August 2002 - October 2002 ......................          644,000             3.10             3.40
 November 2002 - March 2003 ......................          755,000             3.50             3.95
 November 2002 - March 2003 ......................          755,000             3.50             3.90
 April 2003 - October 2003 .......................        1,284,000             3.25             4.05

      For the six months ended July 31, 2002, the Company recognized hedging gains of $0.8 million, which are reflected in gas, condensate and natural gas liquids revenues. At July 31, 2002, the Company estimated that these contracts had a fair value of $0.2 million.

      Because substantially all of its long-term obligations at July 31, 2002 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility ($2.1 million outstanding at July 31, 2002) are subject to a rate of interest that fluctuates based on short-term interest rates. The Company had no interest rate hedges at July 31, 2002.

                           TRANSTEXAS GAS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

5.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      The following information reflects TransTexas' noncash financing activities (in thousands of dollars):


                                                                            SIX MONTHS ENDED
                                                                                JULY 31,
                                                                      -----------------------------
                                                                          2002             2001
                                                                      ------------     ------------
Financing activities:
  Accretion of preferred stock ..................................     $     27,640     $     20,502
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

    Environmental Matters

      TransTexas' operations and properties are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for various of TransTexas' operations, and these permits are subject to revocation, modification and renewal by issuing authorities. TransTexas also is subject to federal, state and local laws and regulations that impose liability for the cleanup or remediation of property which has been contaminated by the discharge or release of hazardous materials or wastes into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunctions, or both. Certain aspects of TransTexas' operations may not be in compliance with applicable environmental laws and regulations, and such noncompliance may give rise to compliance costs and administrative penalties. It is not anticipated that TransTexas will be required in the near future to expend amounts that are material to the financial condition or operations of TransTexas by reason of environmental laws and regulations, but because such laws and regulations are frequently changed and, as a result, may impose increasingly strict requirements, TransTexas is unable to predict the ultimate cost of complying with such laws and regulations.

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

                           TRANSTEXAS GAS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

      As a former member of the affiliated group for tax purposes (the "TNGC Consolidated Group") which included TNGC, the sole stockholder of TransAmerican, TransAmerican, TransAmerican Energy Corporation, TransTexas and TransAmerican Refining Corporation, TransTexas will be severally liable for any tax liability resulting from any transaction of the TNGC Consolidated Group that occurred during any taxable year of the TNGC Consolidated Group during which TransTexas was a member, including the above-described transaction. The IRS commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and July 31, 1995. The Company has been advised by the IRS that its audit has been completed and that no tax deficiencies were proposed by the IRS.

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

    Drilling Rig Commitment

      During February 2001, TransTexas entered into a one-year contract with an independent contractor for utilization of a drilling rig capable of drilling wells to a depth of approximately 18,500 feet. TransTexas utilized this rig to drill wells in the Galveston Bay area. As of July 31, 2002, the balance remaining to be paid under this contract was approximately $1.0 million.

    Gas Delivery Commitments

      TransTexas has entered into contracts with Kinder Morgan Ship Channel Pipeline, L.P., formerly Tejas Ship Channel, LLC, for transportation of its production from the Eagle Bay field to the Winnie facilities at a fixed negotiated rate. Under these contracts, the Company has agreed to deliver up to 75,000 MMBtu per day of natural gas and associated condensate.

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

7.    RELATED PARTY TRANSACTIONS

      In March 2002, John R. Stanley resigned as Chief Executive Officer and as Chairman and member of the Board of Directors of the Company. Pursuant to a separation agreement, the Company is obligated to pay Mr. Stanley $3.0 million in cash in installments through November 2002, plus interest at the rate of 10% per annum until paid in full. At July 31, 2002, the severance remaining to be paid to Mr. Stanley was $1.1 million and this amount is included in accrued liabilities.

      On March 15, 2002, Credit Suisse First Boston Management Corporation ("CSFB") and the Company, as borrower, and Galveston Bay Processing Corporation, as guarantor, entered into an unsecured Term Loan Agreement, wherein CSFB advanced to the Company the principal sum of $2.0 million which is due and payable, together with interest at a rate of 15% per annum, on October 15, 2002. CSFB is the beneficial owner of more than 10% of the 15% Notes, Class A Common Stock, Senior Preferred Stock and Junior Preferred Stock.

8.    SUPPLEMENTAL GUARANTOR INFORMATION

      Galveston Bay Pipeline Company and Galveston Bay Processing Corporation are guarantors of the 15% Notes and the Oil and Gas Facility. Separate financial statements of the Guarantors are not considered to be material to holders of the 15% Notes and GMACC. The following condensed consolidating financial statements present supplemental information of the Guarantors as of and for the three and six-month periods ended July 31, 2002.

                           TRANSTEXAS GAS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JULY 31, 2002
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                        GALVESTON      GALVESTON
                                                                           BAY            BAY                        CONSOLIDATED
                                                         TRANSTEXAS      PIPELINE      PROCESSING     ELIMINATIONS    TRANSTEXAS
                                                         -----------    -----------    -----------    ------------   ------------
                          ASSETS
Current assets:
   Cash and cash equivalents .........................   $    10,804    $         2    $       432    $        --    $    11,238
   Accounts receivable, net ..........................        11,676             --            160             --         11,836
   Receivables from affiliates .......................        16,518             --             --        (16,518)            --
   Inventories .......................................           592             --             --             --            592
   Other current assets ..............................         1,644             --              1             --          1,645
                                                         -----------    -----------    -----------    -----------    -----------
       Total current assets ..........................        41,234              2            593        (16,518)        25,311
                                                         -----------    -----------    -----------    -----------    -----------

Property and equipment ...............................       487,989          2,269         11,638             --        501,896
Less accumulated depreciation, depletion and
  amortization .......................................       379,095            785          4,528             --        384,408
                                                         -----------    -----------    -----------    -----------    -----------
       Net property and equipment ....................       108,894          1,484          7,110             --        117,488
                                                         -----------    -----------    -----------    -----------    -----------

Other assets .........................................         2,979             --             --             (2)         2,977
                                                         -----------    -----------    -----------    -----------    -----------
                                                         $   153,107    $     1,486    $     7,703    $   (16,520)   $   145,776
                                                         ===========    ===========    ===========    ===========    ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term debt ...............   $     6,660    $        25    $        70    $        --    $     6,755
  Accounts payable ...................................         3,244              3             66             --          3,313
  Accrued liabilities ................................        26,349             --             69             --         26,418
  Senior secured notes ...............................       200,000             --             --             --        200,000
                                                         -----------    -----------    -----------    -----------    -----------

       Total current liabilities .....................       236,253             28            205             --        236,486
                                                         -----------    -----------    -----------    -----------    -----------
Payable to affiliates ................................            --          2,263         14,255        (16,518)            --
Long-term debt, net of current maturities ............        58,799            355            112             --         59,266
Production payments, net of current portion ..........        31,749             --             --             --         31,749
Other liabilities ....................................         6,399             --             --             --          6,399
Redeemable preferred stock ...........................        99,765             --             --             --         99,765
Stockholders' equity (deficit):
  Common stock .......................................            12             --             --             --             12
  Additional paid-in capital .........................        25,013              1              1             (2)        25,013
  Accumulated deficit ................................      (305,092)        (1,161)        (6,870)            --       (313,123)
  Accumulated other comprehensive income .............           209             --             --             --            209
                                                         -----------    -----------    -----------    -----------    -----------

       Total stockholders' deficit ...................      (279,858)        (1,160)        (6,869)            (2)      (287,889)
                                                         -----------    -----------    -----------    -----------    -----------

                                                         $   153,107    $     1,486    $     7,703    $   (16,520)   $   145,776
                                                         ===========    ===========    ===========    ===========    ===========

                           TRANSTEXAS GAS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 31, 2002
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                      GALVESTON       GALVESTON
                                                                          BAY            BAY                         CONSOLIDATED
                                                       TRANSTEXAS      PIPELINE       PROCESSING      ELIMINATIONS    TRANSTEXAS
                                                      ------------    ------------    ------------    ------------   ------------
                         ASSETS
Current assets:
   Cash and cash equivalents ......................   $      6,058    $         33    $        468    $         --   $      6,559
   Accounts receivable ............................         15,033              --             234              --         15,267
   Receivables from affiliates ....................         15,523              --              --         (15,523)            --
   Inventories ....................................            818              --              --              --            818
   Other ..........................................          3,110              --               2              --          3,112
                                                      ------------    ------------    ------------    ------------   ------------
       Total current assets .......................         40,542              33             704         (15,523)        25,756
                                                      ------------    ------------    ------------    ------------   ------------
Property and equipment ............................        480,850           2,267          11,631              --        494,748
Less accumulated depreciation, depletion and
  amortization ....................................        363,343             653           3,805              --        367,801
                                                      ------------    ------------    ------------    ------------   ------------
       Net property and equipment .................        117,507           1,614           7,826              --        126,947
                                                      ------------    ------------    ------------    ------------   ------------
Other assets ......................................          2,103              --              --              (2)         2,101
                                                      ------------    ------------    ------------    ------------   ------------
                                                      $    160,152    $      1,647    $      8,530    $    (15,525)  $    154,804
                                                      ============    ============    ============    ============   ============

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt ...........   $      2,353    $         17    $         74    $         --    $      2,444
   Accounts payable ...............................          5,546              --             259              --           5,805
   Accrued liabilities ............................         26,115              --              12              --          26,127
                                                      ------------    ------------    ------------    ------------    ------------
       Total current liabilities ..................         34,014              17             345              --          34,376
                                                      ------------    ------------    ------------    ------------    ------------
Payable to affiliates .............................            (28)          1,948          13,603         (15,523)             --
Long-term debt, net of current maturities .........        261,050             580             144              --         261,774
Production payments, net of current portion .......         26,005              --              --              --          26,005
Other liabilities .................................          6,644              --              --              --           6,644
Redeemable preferred stock ........................         72,125              --              --              --          72,125
Stockholders' equity (deficit):
   Common stock ...................................             12              --              --              --              12
   Additional paid-in capital .....................         25,013               1               1              (2)         25,013
   Accumulated deficit ............................       (267,031)           (899)         (5,563)             --        (273,493)
   Accumulated other comprehensive income .........          2,348              --              --              --           2,348
                                                      ------------    ------------    ------------    ------------    ------------
       Total stockholders' deficit ................       (239,658)           (898)         (5,562)             (2)       (246,120)
                                                      ------------    ------------    ------------    ------------    ------------
                                                      $    160,152    $      1,647    $      8,530    $    (15,525)   $    154,804
                                                      ============    ============    ============    ============    ============

                           TRANSTEXAS GAS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JULY 31, 2002
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                   GALVESTON     GALVESTON
                                                                      BAY           BAY                          CONSOLIDATED
                                                  TRANSTEXAS       PIPELINE      PROCESSING      ELIMINATIONS     TRANSTEXAS
                                                 ------------    ------------    ------------    ------------    ------------
Revenues:
   Gas, condensate and natural gas liquids ...   $     19,354    $         --    $         --    $         --    $     19,354
   Other .....................................            146               5             980            (740)            391
                                                 ------------    ------------    ------------    ------------    ------------
     Total revenues ..........................         19,500               5             980            (740)         19,745
                                                 ------------    ------------    ------------    ------------    ------------
Costs and expenses:
   Operating .................................          2,924              10             949            (740)          3,143
   Depreciation depletion and amortization ...          6,771              57             313              --           7,141
   General and administrative ................          3,203               5              18              --           3,226
   Taxes other than income taxes .............            922              --              29              --             951
                                                 ------------    ------------    ------------    ------------    ------------
     Total costs and expenses ................         13,820              72           1,309            (740)         14,461
                                                 ------------    ------------    ------------    ------------    ------------
     Operating income (loss) .................          5,680             (67)           (329)             --           5,284
                                                 ------------    ------------    ------------    ------------    ------------
Other income (expense):
   Interest income ...........................             16              --               1              --              17
   Interest expense, net .....................         (9,496)            (62)           (383)             --          (9,941)
                                                 ------------    ------------    ------------    ------------    ------------
     Total other expense .....................         (9,480)            (62)           (382)             --          (9,924)
                                                 ------------    ------------    ------------    ------------    ------------
     Net loss ................................   $     (3,800)   $       (129)   $       (711)   $         --    $     (4,640)
                                                 ============    ============    ============    ============    ============

                           TRANSTEXAS GAS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JULY 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                   GALVESTON     GALVESTON
                                                                     BAY            BAY                          CONSOLIDATED
                                                  TRANSTEXAS       PIPELINE      PROCESSING      ELIMINATIONS     TRANSTEXAS
                                                 ------------    ------------    ------------    ------------    ------------
Revenues:
   Gas, condensate and natural gas liquids ...   $     29,837    $         --    $         --    $         --    $     29,837
   Other .....................................             17              89             430            (411)            125
                                                 ------------    ------------    ------------    ------------    ------------
     Total revenues ..........................         29,854              89             430            (411)         29,962
                                                 ------------    ------------    ------------    ------------    ------------
Costs and expenses:
   Operating .................................          5,515               3           1,170            (411)          6,277
   Depreciation, depletion and amortization ..         20,305              68             376              --          20,749
   General and administrative ................          5,004               1              32              --           5,037
   Taxes other than income taxes .............          1,627               1              24              --           1,652
   Impairment of gas and oil properties ......         56,827              --              --              --          56,827
                                                 ------------    ------------    ------------    ------------    ------------
     Total costs and expenses ................         89,278              73           1,602            (411)         90,542
                                                 ------------    ------------    ------------    ------------    ------------
     Operating income (loss) .................        (59,424)             16          (1,172)             --         (60,580)
                                                 ------------    ------------    ------------    ------------    ------------
Other income (expense):
   Interest income ...........................            144              --               2              --             146
   Interest expense, net .....................         (7,853)            (76)           (385)             --          (8,314)
                                                 ------------    ------------    ------------    ------------    ------------
     Total other expense .....................         (7,709)            (76)           (383)             --          (8,168)
                                                 ------------    ------------    ------------    ------------    ------------
     Loss before income taxes ................        (67,133)            (60)         (1,555)             --         (68,748)
Income tax benefit - deferred ................        (12,342)             --              --              --         (12,342)
                                                 ------------    ------------    ------------    ------------    ------------
     Net loss ................................   $    (54,791)   $        (60)   $     (1,555)   $         --    $    (56,406)
                                                 ============    ============    ============    ============    ============

                           TRANSTEXAS GAS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JULY 31, 2002
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                   GALVESTON     GALVESTON
                                                                     BAY            BAY                          CONSOLIDATED
                                                  TRANSTEXAS       PIPELINE      PROCESSING      ELIMINATIONS     TRANSTEXAS
                                                 ------------    ------------    ------------    ------------    ------------
Revenues:
   Gas, condensate and natural gas liquids ...   $     41,009    $         --    $         --    $         --    $     41,009
   Other .....................................            146              15           2,252          (1,704)            709
                                                 ------------    ------------    ------------    ------------    ------------
     Total revenues ..........................         41,155              15           2,252          (1,704)         41,718
                                                 ------------    ------------    ------------    ------------    ------------
Costs and expenses:
   Operating .................................          6,388              12           1,973          (1,704)          6,669
   Depreciation, depletion and amortization ..         15,787             132             718              --          16,637
   General and administrative ................          8,997               6              35              --           9,038
   Taxes other than income taxes .............          1,839              --              70              --           1,909
                                                 ------------    ------------    ------------    ------------    ------------
     Total costs and expenses ................         33,011             150           2,796          (1,704)         34,253
                                                 ------------    ------------    ------------    ------------    ------------
     Operating income (loss) .................          8,144            (135)           (544)             --           7,465
                                                 ------------    ------------    ------------    ------------    ------------
Other income (expense):
   Interest income ...........................             31              --               2              --              33
   Interest expense, net .....................        (18,595)           (127)           (766)             --         (19,488)
                                                 ------------    ------------    ------------    ------------    ------------
     Total other expense .....................        (18,564)           (127)           (764)             --         (19,455)
                                                 ------------    ------------    ------------    ------------    ------------
     Net loss ................................   $    (10,420)   $       (262)   $     (1,308)   $         --    $    (11,990)
                                                 ============    ============    ============    ============    ============

                           TRANSTEXAS GAS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JULY 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                  GALVESTON      GALVESTON
                                                                     BAY             BAY                         CONSOLIDATED
                                                  TRANSTEXAS      PIPELINE       PROCESSING      ELIMINATIONS      TRANSTEXAS
                                                 ------------    ------------    ------------    ------------    ------------
Revenues:
   Gas, condensate and natural gas liquids ...   $     76,907    $         --    $         --    $         --    $     76,907
   Other .....................................             68             141           1,607          (1,344)            472
                                                 ------------    ------------    ------------    ------------    ------------
     Total revenues ..........................         76,975             141           1,607          (1,344)         77,379
                                                 ------------    ------------    ------------    ------------    ------------
Costs and expenses:
   Operating .................................         10,002               4           2,504          (1,344)         11,166
   Depreciation, depletion and amortization ..         40,224             136             722              --          41,082
   General and administrative ................         10,395              --              33              --          10,428
   Taxes other than income taxes .............          3,438               1              59              --           3,498
   Impairment of gas and oil properties ......         56,827              --              --              --          56,827
                                                 ------------    ------------    ------------    ------------    ------------
     Total costs and expenses ................        120,886             141           3,318          (1,344)        123,001
                                                 ------------    ------------    ------------    ------------    ------------
     Operating loss ..........................        (43,911)             --          (1,711)             --         (45,622)
                                                 ------------    ------------    ------------    ------------    ------------
Other income (expense):
   Interest income ...........................            434              --               4              --             438
   Interest expense, net .....................        (15,893)           (151)           (782)             --         (16,826)
                                                 ------------    ------------    ------------    ------------    ------------
     Total other expense .....................        (15,459)           (151)           (778)             --         (16,388)
                                                 ------------    ------------    ------------    ------------    ------------
     Loss before income taxes ................        (59,370)           (151)         (2,489)             --         (62,010)
Income tax benefit - deferred ................         (9,984)             --              --              --          (9,984)
                                                 ------------    ------------    ------------    ------------    ------------
     Net loss ................................   $    (49,386)   $       (151)   $     (2,489)   $         --    $    (52,026)
                                                 ============    ============    ============    ============    ============

                           TRANSTEXAS GAS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JULY 31, 2002
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                     GALVESTON      GALVESTON
                                                                       BAY             BAY                         CONSOLIDATED
                                                    TRANSTEXAS       PIPELINE       PROCESSING     ELIMINATIONS     TRANSTEXAS
                                                   ------------    ------------    ------------    ------------    ------------
Operating activities:
  Net loss .....................................   $    (10,420)   $       (262)   $     (1,308)   $         --    $    (11,990)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation depletion and amortization ....         15,787             132             718              --          16,637
    Accretion of discount on long-term debt ....             89              14              14              --             117
    Amortization of debt issue costs ...........            456              --              --              --             456
    Changes in assets and liabilities:
      Accounts receivable ......................          3,357              --              74              --           3,431
      Receivable from affiliates ...............           (967)             --              --             967              --
      Inventories ..............................            226              --              --              --             226
      Other current assets .....................           (673)             --               1              --            (672)
      Accounts payable .........................         (2,302)              3            (193)             --          (2,492)
      Accrued liabilities ......................           (566)             --              57              --            (509)
      Transactions with affiliates, net ........             --             315             652            (967)             --
      Other assets .............................            164              --              --              --             164
      Other liabilities ........................           (245)             --              --              --            (245)
                                                   ------------    ------------    ------------    ------------    ------------
        Net cash provided by
         operating activities ..................          4,906             202              15              --           5,123
                                                   ------------    ------------    ------------    ------------    ------------
Investing activities:
  Capital expenditures .........................         (7,590)             (2)             (1)             --          (7,593)
  Proceeds from the sale of assets .............            514              --              --              --             514
                                                   ------------    ------------    ------------    ------------    ------------
        Net cash used by
          investing activities .................         (7,076)             (2)             (1)             --          (7,079)
                                                   ------------    ------------    ------------    ------------    ------------
Financing activities:
  Issuance of production payments ..............         27,000              --              --              --          27,000
  Principal payments on production payments ....        (20,456)             --              --              --         (20,456)
  Issuance of debt .............................          2,000              --              --              --           2,000
  Principal payments on long-term debt .........           (798)           (231)            (50)             --          (1,079)
  Revolving credit agreement, net ..............            745              --              --              --             745
  Debt issue costs .............................         (1,575)             --              --              --          (1,575)
                                                   ------------    ------------    ------------    ------------    ------------
        Net cash provided (used) by
         financing activities ..................          6,916            (231)            (50)             --           6,635
                                                   ------------    ------------    ------------    ------------    ------------
        Increase (decrease) in cash and
         cash equivalents ......................          4,746             (31)            (36)             --           4,679
Beginning cash and cash equivalents ............          6,058              33             468              --           6,559
                                                   ------------    ------------    ------------    ------------    ------------
Ending cash and cash equivalents ...............   $     10,804    $          2    $        432    $         --    $     11,238
                                                   ============    ============    ============    ============    ============

                           TRANSTEXAS GAS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JULY 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                      GALVESTON      GALVESTON
                                                                         BAY            BAY         CONSOLIDATED
                                                     TRANSTEXAS       PIPELINE       PROCESSING     ELIMINATIONS     TRANSTEXAS
                                                    ------------    ------------    ------------    ------------    ------------
Operating activities:
  Net loss ......................................   $    (49,386)   $       (151)   $     (2,489)   $         --    $    (52,026)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation, depletion and amortization ....         40,224             136             722              --          41,082
    Impairment of gas and oil properties ........         56,827              --              --              --          56,827
    Accretion of discount on long-term debt .....            (64)             20              29              --             (15)
    Amortization of debt issue costs ............            246              --              --              --             246
    Deferred income taxes .......................         (9,984)             --              --              --          (9,984)
    Changes in assets and liabilities:
      Accounts receivable .......................         21,640              --              53              --          21,693
      Receivable from affiliates ................         (2,992)             --              --           3,000               8
      Inventories ...............................           (303)             --              --              --            (303)
      Other current assets ......................          1,387            (184)             29              --           1,232
      Accounts payable ..........................         15,210              21             190              --          15,421
      Accrued liabilities .......................         (4,536)             --              45              --          (4,491)
      Transactions with affiliates, net .........             --             549           2,451          (3,000)             --
      Other liabilities .........................           (425)             --              --              --            (425)
                                                    ------------    ------------    ------------    ------------    ------------
       Net cash provided by
        operating activities ....................         67,844             391           1,030              --          69,265
                                                    ------------    ------------    ------------    ------------    ------------
Investing activities:
  Capital expenditures ..........................        (94,800)           (308)           (885)             --         (95,993)
  Proceeds from the sale of assets ..............              2              --              --              --               2
                                                    ------------    ------------    ------------    ------------    ------------
       Net cash used by
         investing activities ...................        (94,798)           (308)           (885)             --         (95,991)
                                                    ------------    ------------    ------------    ------------    ------------
Financing activities:
  Issuance of production payments ...............         34,800              --              --              --          34,800
  Principal payments on production payments .....         (8,304)             --              --              --          (8,304)
  Principal payments on long-term debt ..........         (1,487)            (59)           (623)             --          (2,169)
  Revolving credit agreement, net ...............        (11,794)             --              --              --         (11,794)
  Debt issue costs ..............................           (196)             --              --              --            (196)
                                                    ------------    ------------    ------------    ------------    ------------
       Net cash provided (used) by
        financing activities ....................         13,019             (59)           (623)             --          12,337
                                                    ------------    ------------    ------------    ------------    ------------
       Increase (decrease) in cash and
        cash equivalents ........................        (13,935)             24            (478)             --         (14,389)
Beginning cash and cash equivalents .............         19,902              39             774              --          20,715
                                                    ------------    ------------    ------------    ------------    ------------
Ending cash and cash equivalents ................   $      5,967    $         63    $        296    $         --    $      6,326
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

      TransTexas' operating data for the three and six months ended July 31, 2002 and 2001 are as follows:


                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JULY 31,                      JULY 31,
                                                ---------------------------    ---------------------------
                                                    2002           2001            2002           2001
                                                ------------   ------------    ------------   ------------
Sales volumes:
     Gas (Bcf) ...............................            2.9            5.5            6.5           11.3
     NGLs (MMgal) ............................            9.3            4.2           20.6           16.8
     Condensate (MBbls) ......................            225            235            548            536
Average prices:
     Gas (dry) (per Mcf) .....................   $       3.49   $       4.04   $       3.11   $       5.02
     NGLs (per gallon) .......................           0.32           0.37           0.30           0.45
     Condensate (per Bbl) ....................          26.04          26.16          24.26          27.10
Number of gross wells drilled ................             --              6             --             11
Percentage of wells completed ................             --            100%            --             91%

      A summary of TransTexas' operating expenses is set forth below (in millions of dollars):


                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JULY 31,                      JULY 31,
                                                 ---------------------------   ---------------------------
                                                     2002          2001           2002           2001
                                                 ------------   ------------   ------------   ------------
Operating costs and expenses:
     Lease ...................................   $        1.8   $        4.0   $        3.8   $        6.3
     Pipeline and gathering ..................            1.4            2.3            2.9            4.9
                                                 ------------   ------------   ------------   ------------
                                                          3.2            6.3            6.7           11.2
Taxes other than income taxes
     (severance, property and other taxes) ...            0.9            1.7            1.9            3.5
                                                 ------------   ------------   ------------   ------------
                                                 $        4.1   $        8.0   $        8.6   $       14.7
                                                 ============   ============   ============   ============

      TransTexas' average depletion rates have been as follows:



                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JULY 31,                     JULY 31,
                                                -----------------------------   --------------------------
                                                     2002           2001            2002           2001
                                                -------------   ------------   ------------   ------------
Depletion rates (per Mcfe) ...................   $       1.63   $       2.92   $       1.62   $       2.77
                                                 ============   ============   ============   ============

Three Months Ended July 31, 2002 Compared with the Three Months Ended July 31, 2001

      Gas, condensate and NGL revenues for the three months ended July 31, 2002 decreased $10.5 million from the prior period, due primarily to a decrease in natural gas sales volumes. Approximately 1.0 Bcf of the decrease in natural gas volumes for the three months ended July 31, 2002 was attributable to the sale of TransTexas' interest in the Bob West field and approximately 1.2 Bcf of the decrease is attributable to reduced production rates from wells in the Southwest Bonus field. The average monthly prices received per Mcf of gas ranged from $3.40 to $3.56 in the three months ended July 31, 2002, compared to a range of $3.44 to $5.22 in the prior period.

      Lease operating expenses for the three months ended July 31, 2002 decreased $2.2 million from the prior period due primarily to a decrease in workover expenses and fewer number of productive wells due to the sale of the Bob West field. Pipeline and gathering expenses decreased $0.9 million from the prior period due primarily to lower labor costs. Depreciation, depletion and amortization expense for the three months ended July 31, 2002 decreased $13.6 million due to a $1.29 per Mcfe decrease in the depletion rate. General and administrative expenses decreased $1.8 million primarily as a result of lower personnel and related costs. Taxes other than income taxes decreased by $0.8 million over the prior period due primarily to lower severance and production taxes. Interest expense for the three months ended July 31, 2002 increased by $1.6 million from the prior period due primarily to lower capitalized interest. The impairment loss for the three months ended July 31, 2001 relates to a write-down of $56.8 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling in accordance with the full cost method of accounting. The cost center ceiling at July 31, 2001 decreased from that at April 30 and January 31, 2001 primarily due to a decrease in prices for natural gas and condensate.

    Six Months Ended July 31, 2002 Compared With the Six Months Ended July 31, 2001

      Gas, condensate and NGL revenues for the six months ended July 31, 2002 decreased $35.9 million from the prior period, due primarily to lower prices for all products and lower natural gas sales volumes. Approximately 2.0 Bcf of the decrease in natural gas volumes for the six months ended July 31, 2002 was attributable to the sale of TransTexas' interest in the Bob West field and approximately 2.2 Bcf of the decrease is attributable to reduced production rates from wells in the Southwest Bonus field. The average monthly prices received per Mcf of gas ranged from $2.16 to $3.62 in the six months ended July 31, 2002, compared to a range of $3.44 to $6.73 in the prior period.

      Lease operating expenses for the six months ended July 31, 2002 decreased $2.5 million from the prior period due primarily to a decrease in workover expenses and fewer number of productive wells due to the sale of the Bob West field. Pipeline and gathering expenses decreased $2.0 million from the prior period due primarily to the lower cost of natural gas used in operations and lower labor costs. Depreciation, depletion and amortization expense for the six months ended July 31, 2002 decreased $24.4 million due to a $1.15 per Mcfe decrease in the depletion rate. General and administrative expenses decreased $1.4 million primarily as a result of lower professional fees. Interest income decreased $0.4 million compared to the prior period due to lower cash balances available for investment. Interest expense for the six months ended July 31, 2002 increased by $2.7 million from the prior period due to lower capitalized interest. The impairment loss for the six months ended July 31, 2001 relates to a write-down of $56.8 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling in accordance with the full cost method of accounting. The cost center ceiling at July 31, 2001 decreased from that at April 30 and January 31, 2001 primarily due to a decrease in prices for natural gas and condensate.

LIQUIDITY AND CAPITAL RESOURCES

      On April 19, 1999, TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. This filing did not include the Company's subsidiaries, Galveston Bay Processing Corporation and Galveston Bay Pipeline Company. The United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division confirmed the Plan on February 7, 2000. The Effective Date of the Plan was March 17, 2000.

      On the Effective Date, the Company and GMAC entered into the Accounts Receivable Facility. The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $15 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. The Accounts Receivable Facility matures on March 14, 2005. Advances under the facility bear interest monthly in arrears at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1% payable monthly in arrears. As of July 31, 2002, the outstanding principal balance under the Accounts Receivable Facility was $2.1 million, with availability for additional advances of approximately $0.4 million.

      In March 2000, TransTexas entered into a production payment drilling program agreement with two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties. The Company has the right to offer additional interests to the production payment parties at a negotiated purchase price. The production payment requires the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In March 2002, the Company closed an Eighth Supplement to the production payment whereby the Company received $14.0 million. In June 2002, the Company closed a Ninth Supplement to the production payment whereby the Company received $13.0 million in exchange for additional properties being made subject to the production payment. As of July 31, 2002, the outstanding balance of the production payment was $35.0 million, of which $3.3 million attributable to produced volumes is included in accrued liabilities. The Oil and Gas Facility places certain restrictions on the amount that may be outstanding under the production payment.

      On March 15, 2002, CSFB and the Company, as borrower, and Galveston Bay Processing Corporation, as guarantor, entered into an unsecured Term Loan Agreement, wherein CSFB advanced to the Company the principal sum of $2.0 million which is due and payable, together with interest at a rate of 15% per annum, on October 15, 2002. CSFB is the beneficial owner of more than 10% of the 15% Notes, Class A Common Stock, Senior Preferred Stock and Junior Preferred Stock.

      TransTexas is highly leveraged and has significant cash requirements for servicing debt and the production payment obligation and significant charges to net income available for common stockholders for Senior Preferred Stock and Junior Preferred Stock dividends. In order to maintain or increase proved oil and gas reserves, TransTexas must continue to make substantial capital expenditures for the exploration and development of its natural gas and oil prospects. For the six months ended July 31, 2002, total capital expenditures incurred were $8 million, including $3 million for capitalized interest, $1 million for nonproducing leases and $4 million for drilling and development. Capital expenditures for the remainder of fiscal year 2003 are estimated to be approximately $15 million. Management plans to fund TransTexas' 2003 debt service requirements and capital expenditures with cash flows from operating activities and borrowings under the production payment drilling program and other financings. In addition, the Company has commenced negotiations for joint venture drilling opportunities with several unrelated entities. Should these drilling prospects not be productive or should oil and gas prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of the Company's debt documents and Senior Preferred Stock.

    Preferred Stock Dividends and Conversion to Class A Common Stock

      The Certificate of Designation for the Senior Preferred Stock of the Company provides for the mandatory conversion of one-half of the outstanding shares of Senior Preferred Stock into fully paid and non-assessable shares of Class A Common Stock at the rate of 0.3461 shares of Class A Common Stock for each $1.00 of liquidation preference per share, plus an amount equal to accrued and unpaid dividends, of Senior Preferred Stock if the Company fails to pay dividends on the Senior Preferred Stock as required by the Certificate of Designation for the Senior Preferred Stock on any two dividend payment dates. The Certificate of Designation for the Junior Preferred Stock provides for the mandatory conversion of all of the outstanding shares of Junior Preferred Stock into fully paid and non-assessable shares of Class A Common Stock at the rate of
0.1168 shares of Class A Common Stock for each $1.00 of liquidation preference per share, plus an amount equal to accrued and unpaid dividends, of Junior Preferred Stock if the Company fails to pay dividends on the Senior Preferred Stock as required by the Certificate of Designation for the Senior Preferred Stock on any two dividend payment dates.

      Upon the occurrence of the mandatory conversion specified above, the outstanding shares of Senior Preferred Stock and Junior Preferred Stock shall be converted automatically without any further action by the holders of such shares and whether or not the certificates representing such shares are surrendered to the Company or its transfer agent; provided, however, that the Company shall not be obligated to issue certificates evidencing the shares of Class A Common Stock issuable upon such conversion unless the certificates evidencing such shares of Senior Preferred Stock and Junior Preferred Stock are either delivered to the Company or its transfer agent as provided below, or the holder thereof notifies the Company or its transfer agent that such certificates have been lost, stolen or destroyed and executes an agreement satisfactory to the Company to indemnify the Company from any loss incurred by it in connection with such certificates.

      Upon the occurrence of such mandatory conversion of the Preferred Stock, the holders of Preferred Stock shall surrender the certificates representing each share of such Preferred Stock at the office of the Company or any transfer agent for the Preferred Stock. Thereupon, there shall be issued and delivered to each such holder of Senior Preferred Stock promptly at such office and in its name as shown on such surrendered certificate or certificates, (i) a certificate or certificates for the number of shares of Class A Common Stock into which one-half of the number of shares of Senior Preferred Stock surrendered by such holder were convertible on the date on which such automatic conversion occurred, and (ii) a certificate or certificates for one-half of the number of shares of Senior Preferred surrendered by such holder. Thereupon, there shall be issued and delivered to each such holder of Junior Preferred Stock promptly at such office and in its name as shown on such surrendered certificate or certificates a certificate or certificates for the number of shares of Class A Common Stock into which the shares of Junior Preferred Stock surrendered were convertible on the date on which such automatic conversion occurred.

      The Certificate of Designation for each of the Senior Preferred Stock and the Junior Preferred Stock required the payment to the holders of a cash dividend on the Senior Preferred Stock and an in-kind dividend on the Junior Preferred Stock, respectively, by the Company on June 15, 2002 and on September 15, 2002. The Company did not make the required dividend payments on either date. Therefore, the liquidation preference of the Senior Preferred Stock was increased to approximately $1.04 per share and the liquidation preference of the Junior Preferred Stock was increased to approximately $1.05 per share. As a result, on September 16, 2002, each two shares of Senior Preferred Stock was converted into one share of New Senior Preferred and into approximately 0.3596 shares of Class A Common Stock and each share of Junior Preferred Stock was converted into approximately 0.1227 shares of Class A Common Stock. No fractional shares will be issued in the conversion. The Board of Directors of the Company has determined that the fair market value of each share of the Preferred Stock and Common Stock for purposes of the conversion is less than $0.01 per share and, therefore, no cash will be paid to holders of Preferred Stock in lieu of fractional shares.

      In the aggregate 164,333,875 shares of Senior Preferred Stock representing one-half of all of the outstanding Senior Preferred Stock were converted into 59,101,243 shares of Class A Common Stock and 25,240,513 shares of Junior Preferred Stock representing all of the outstanding Junior Preferred Stock were converted into 3,097,338 shares of Class A Common Stock. Since the Company did not pay the required dividend payments, holders of the Senior Preferred Stock will have the right, voting separately as a class, to elect all five directors to the Company's Board of Directors.

    Events of Default

      In addition, as a result of its current cash position, the Company has not paid the $15 million interest payment due September 15, 2002 on the 15% Notes and has entered the 30-day cure period described under the terms of the indenture governing the 15% Notes. The Company does not intend to make the $15 million interest payment within such cure period. If the Company does not make the $15 million interest payment within such cure period, (i) the Company will be in default under the terms of the Oil and Gas Facility, the Accounts Receivable Facility and other long-term debt of the Company which could result in acceleration of the maturity of the obligations thereunder and (ii) the Company will be in default under the indenture allowing the holders of the 15% Notes to make the outstanding debt on the 15% Notes immediately due and payable.

    Recapitalization

      The Company has entered into discussions with holders owning approximately 90% of the outstanding principal amount of the 15% Notes and the outstanding shares of Preferred Stock and with the lenders under the Oil and Gas Facility and the Accounts Receivable Facility with respect to a proposed consensual recapitalization. The Company has engaged Jefferies & Company, Inc. as a financial advisor to assist in exploring strategic alternatives in connection with such consensual recapitalization. The Company believes that any such recapitalization may significantly reduce overall debt and the Company's interest and dividend obligations. As with any recapitalization, no assurance can be given that the Company will be successful in reaching an agreement with any of its investors or lenders or in reaching agreement with the other parties to the recapitalization. In the event that negotiations are not successful, the Company will consider other available alternatives.

    Potential Tax Liabilities

      Part of the debt refinancing of TransAmerican in 1993 involved the cancellation of approximately $65.9 million of accrued interest and of a contingent liability for interest of $102 million owed by TransAmerican. TransAmerican has taken the federal tax position that the entire amount of this debt cancellation is excluded from its income under the COD Exclusion and has reduced its tax attributes (including its net operating loss and credit carryforwards) as a consequence of the COD Exclusion.

      As a former member of the TNGC Consolidated Group which included TNGC, the sole stockholder of TransAmerican, TransAmerican, TransAmerican Energy Corporation, TransTexas and TransAmerican Refining Corporation, TransTexas will be severally liable for any tax liability resulting from any transaction of the TNGC Consolidated Group that occurred during any taxable year of the TNGC Consolidated Group during which TransTexas was a member, including the above-described transaction. The IRS has commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and July 31, 1995. The Company has been advised by the
IRS that its audit has been completed and that no tax deficiencies were proposed by the IRS.

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

      As of July 31, 2002, the Company had entered into the following hedging arrangements (settlement price based on a published industry index of natural gas prices at Houston Ship Channel) as cash flow hedges of forecasted sales of a portion of the Company's natural gas production:


                                                                     CONTRACT PRICE
                                                              -----------------------------
                                                TOTAL                    COLLAR
                                              VOLUMES IN      -----------------------------
PERIOD                                          MMBtus            FLOOR          CEILING
------                                       ------------     ------------     ------------
Natural gas:
 February 2002 - March 2002 ............          590,000     $       2.85     $       3.30
 February 2002 - July 2002 .............        1,267,000             3.30             3.95
 April 2002 - October 2002 .............        1,070,000             2.85             3.35
 August 2002 - October 2002 ............          644,000             3.10             3.40
 November 2002 - March 2003 ............          755,000             3.50             3.95
 November 2002 - March 2003 ............          755,000             3.50             3.90
 April 2003 - October 2003 .............        1,284,000             3.25             4.05

      For the six months ended July 31, 2002, the Company recognized hedging gains of $0.8 million, which are reflected in gas, condensate and natural gas liquids revenues. At July 31, 2002, the Company estimated that these contracts had a fair value of $0.2 million.

      Because substantially all of its long-term obligations at July 31, 2002 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility ($2.1 million outstanding at July 31, 2002) are subject to a rate of interest that fluctuates based on short-term interest rates. The Company had no interest rate hedges at July 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

      Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See Note 6 to the condensed consolidated financial statements for a discussion of TransTexas' legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its annual meeting on June 17, 2002. The matters voted on included:

      The election of two persons to serve as Class II directors of the Company for a three-year term. Votes representing shares of Senior Preferred Stock were cast (or shares were not voted) on this proposal as follows:

                                        For            Withheld           Not Voted
                                   -------------     -------------      --------------
        R. Gerald Bennett            316,206,189            86,024          12,375,537
        Ronald H. Benson             316,206,189            86,024          12,375,537

      The election of one person to serve as a Class III director of the Company for the unexpired portion of a three-year term. Votes representing shares of all classes of stock were cast (or shares were not voted) on this proposal as follows:

                                        For            Withheld           Not Voted
                                   -------------     -------------      --------------
        Vincent J. Intrieri          342,612,082            87,023          12,459,409

      Approval of the amendments to the Certificate of Designation for the Senior Preferred Stock. Votes representing shares of Senior Preferred Stock were cast (or shares were not voted) on this proposal as follows:

                   For            Withheld           Abstained            Not Voted
              -------------     -------------      --------------      ---------------
                185,542,726       112,905,947              27,492           30,191,585

      Approval of the amendments to the Certificate of Designation for the Junior Preferred Stock. Votes representing shares of Junior Preferred Stock were cast (or shares were not voted) on this proposal as follows:

                   For            Withheld           Abstained           Not Voted
               -------------     -------------      --------------      ---------------
                 20,697,227              --             4,432,478              110,808


      Approval of the amendment to the Certification of Incorporation to change the name of the Company. Votes representing shares of all classes of stock were cast (or shares were not voted) on this proposal as follows:

                   For            Withheld           Abstained           Not Voted
              -------------     -------------      -------------       ---------------
                338,131,274            97,262          4,470,569            12,459,409

      Approval of the amendment to the Certification of Incorporation to increase the number of authorized shares of Class A Common Stock. Votes representing shares of all classes of stock were cast (or shares were not voted) on this proposal as follows:

                   For             Withheld           Abstained          Not Voted
              -------------     -------------      --------------      ---------------
                206,984,202       113,271,088           4,466,477           30,436,777

      Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for fiscal year 2003. Votes representing shares of all classes of stock were cast (or shares were not voted) on this proposal as follows:

                   For            Withheld           Abstained           Not Voted
              -------------     -------------      --------------      ---------------
                338,185,564            63,212           4,450,329           12,459,409

ITEM 5. OTHER INFORMATION

      See "Preferred Stock Dividends and Conversion to Class A Common Stock", "Events of Default" and "Recapitalization" under "Liquidity and Capital Resources" contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

EXHIBIT
NUMBER                               DESCRIPTION

10.1 Amendment No. 2 to Oil and Gas Revolving Credit and Term Loan Agreement dated June 6, 2002 among GMAC Commercial Credit LLC, as Lender and Agent, TransTexas, as Borrower, and Galveston Bay Processing Corporation and Galveston Bay Pipeline Company, as Guarantors.

10.2 Amendment No. 2 to Third Amended and Restated Accounts Receivable Management and Security Agreement dated June 6, 2002 between TransTexas and GMAC Commercial Credit LLC.

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

      There were no reports on Form 8-K filed during the three months ended July 31, 2002.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TRANSTEXAS GAS CORPORATION


                               By:            /s/ ED DONAHUE
                                     -------------------------------------------
                                                  Ed Donahue
                                     Vice President and Chief Financial Officer
September 16, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Arnold H. Brackenridge, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of TransTexas Gas Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:  September 16, 2002                    /s/ ARNOLD H. BRACKENRIDGE
                                        ----------------------------------------
                                                  Arnold H. Brackenridge
                                        President and Chief Executive Officer



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Ed Donahue, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TransTexas Gas Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: September 16, 2002                           /s/ ED DONAHUE
                                      ------------------------------------------
                                                       Ed Donahue
                                      Vice President and Chief Financial Officer





Note: Pursuant to the Transition Provisions of Exchange Act Release No. 34-46427, paragraphs 4, 5 and 6 of the certifications above have been omitted because this Form 10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------

10.1        Amendment No. 2 to Oil and Gas Revolving Credit and Term Loan
            Agreement dated June 6, 2002 among GMAC Commercial Credit LLC, as
            Lender and Agent, TransTexas, as Borrower, and Galveston Bay
            Processing Corporation and Galveston Bay Pipeline Company, as
            Guarantors.

10.2        Amendment No. 2 to Third Amended and Restated Accounts Receivable
            Management and Security Agreement dated June 6, 2002 between
            TransTexas and GMAC Commercial Credit LLC.

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.