Form 10-Q
period 2002-10-31
TRANSTEXAS GAS CORP
filed 2002-12-16
CIK 904977

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         The number of shares of Class A Common Stock of the registrant outstanding on December 16, 2002 was 63,448,830.



================================================================================

                           TRANSTEXAS GAS CORPORATION

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
                                                     PART I
                                             FINANCIAL INFORMATION

Item 1.    Financial Statements:
              Report of Independent Accountants............................................................    2
              Condensed Consolidated Balance Sheet as of October 31, 2002 and January 31, 2002.............    3
              Condensed Consolidated Statement of Operations for the Three and Nine Months Ended
                 October 31, 2002 and 2001.................................................................    4
              Condensed Consolidated Statement of Cash Flows for the Nine Months Ended
                 October 31, 2002 and 2001.................................................................    5
              Notes to Condensed Consolidated Financial Statements.........................................    6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations...................................................................................   21
Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................   25
Item 4.    Controls and Procedures.........................................................................   26



                                                     PART II
                                                OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................   27
Item 3.    Defaults Upon Senior Securities.................................................................   27
Item 5.    Other Information...............................................................................   27
Item 6.    Exhibits and Reports on Form 8-K................................................................   27
Signature..................................................................................................   28
Certifications.............................................................................................   29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of TransTexas Gas Corporation

         We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation (the "Company") as of October 31, 2002 and the related condensed consolidated statements of operations for each of the three and nine month periods ended October 31, 2002 and 2001 and the consolidated statement of cash flows for the nine months ended October 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 3 to the condensed consolidated interim financial statements, the Company has not paid the $15 million interest payment due on its 15% Senior Secured Notes due 2005 within the 30-day cure period and is now in default under the terms of its debt agreements, which could result in acceleration of the maturity of such obligations. On November 14, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Notes 2 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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



PricewaterhouseCoopers LLP


Houston, Texas
December 16, 2002

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                      OCTOBER 31,     JANUARY 31,
                                                                                          2002            2002
                                                                                      -----------     -----------
                                ASSETS
Current assets:
   Cash and cash equivalents .....................................................    $     6,297     $     6,559
   Accounts receivable ...........................................................         11,674          15,267
   Inventories ...................................................................            399             818
   Other .........................................................................          1,526           3,112
                                                                                      -----------     -----------
        Total current assets .....................................................         19,896          25,756
                                                                                      -----------     -----------
Property and equipment ...........................................................        500,748         494,748
Less accumulated depreciation, depletion and amortization ........................        389,888         367,801
                                                                                      -----------     -----------
   Net property and equipment - based on the full cost method of accounting for gas and oil properties of which $47,999 and $45,301 was excluded from
     amortization at October 31, 2002 and January 31, 2002, respectively .........        110,860         126,947
                                                                                      -----------     -----------
Other assets .....................................................................          2,407           2,101
                                                                                      -----------     -----------
                                                                                      $   133,163     $   154,804
                                                                                      ===========     ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term debt ..........................................    $     3,609     $     2,444
   Notes payable..................................................................         53,272              --
   Accounts payable ..............................................................          1,756           5,805
   Accrued liabilities ...........................................................          8,568          26,127
                                                                                      -----------     -----------
        Total current liabilities ................................................         67,205          34,376
                                                                                      -----------     -----------
Long-term debt, net of current maturities ........................................            916         261,774
Production payments, net of current portion ......................................         22,729          26,005
Other liabilities ................................................................            628           6,644
Liabilities subject to compromise ................................................        237,669              --
Redeemable preferred stock .......................................................         54,440          72,125
Commitments and contingencies (Note 7) ...........................................             --              --
Stockholders' equity (deficit):
   Common stock, $0.01 par value, 200,000,000 shares and 100,247,500 shares authorized at October 31, 2002 and January 31, 2002; 63,448,830 shares and
     1,250,251 shares issued and outstanding at October 31, 2002 and
     January 31, 2002 ............................................................            634              12
   Additional paid-in capital ....................................................         79,038          25,013
   Accumulated deficit ...........................................................       (329,820)       (273,493)
   Accumulated other comprehensive income (loss) .................................           (276)          2,348
                                                                                      -----------     -----------
        Total stockholders' deficit ..............................................       (250,424)       (246,120)
                                                                                      -----------     -----------
                                                                                      $   133,163     $   154,804
                                                                                      ===========     ===========



     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                    NINE  MONTHS ENDED
                                                                        OCTOBER 31,                          OCTOBER 31,
                                                            -----------------------------------   ---------------------------------
                                                                 2002                2001              2002              2001
                                                            ---------------     ---------------   ---------------   ---------------
Revenues:
   Gas, condensate and natural gas liquids .............    $        14,973     $        32,108   $        55,982   $       109,015
   Other ...............................................                176                 265               885               737
                                                            ---------------     ---------------   ---------------   ---------------
     Total revenues ....................................             15,149              32,373            56,867           109,752
                                                            ---------------     ---------------   ---------------   ---------------
Costs and expenses:
   Operating ...........................................              2,655               4,304             9,324            15,470
   Depreciation, depletion and amortization ............              5,527              27,481            22,164            68,563
   General and administrative ..........................              3,983               4,559            13,021            14,987
   Taxes other than income taxes .......................                570                 685             2,479             4,183
   Impairment of gas and oil properties ................                 --              38,919                --            95,746
                                                            ---------------     ---------------   ---------------   ---------------
     Total costs and expenses ..........................             12,735              75,948            46,988           198,949
                                                            ---------------     ---------------   ---------------   ---------------
     Operating income (loss) ...........................              2,414             (43,575)            9,879           (89,197)
                                                            ---------------     ---------------   ---------------   ---------------
   Other income (expense):
   Interest income .....................................                 67                  48               100               486
   Interest expense, net ...............................             (9,856)             (9,004)          (29,344)          (25,830)
                                                            ---------------     ---------------   ---------------   ---------------
     Total other expense ...............................             (9,789)             (8,956)          (29,244)          (25,344)
                                                            ---------------     ---------------   ---------------   ---------------
     Loss before income taxes ..........................             (7,375)            (52,531)          (19,365)         (114,541)
Income tax benefit - deferred ..........................                 --                  --                --            (9,984)
                                                            ---------------     ---------------   ---------------   ---------------
     Net loss ..........................................             (7,375)            (52,531)          (19,365)         (104,557)
Accretion of preferred stock ...........................              9,322              12,207            36,962            32,709
                                                            ---------------     ---------------   ---------------   ---------------
     Net loss available to common stockholders .........    $       (16,697)    $       (64,738)  $       (56,327)  $      (137,266)
                                                            ===============     ===============   ===============   ===============

Basic and diluted net loss per share ...................    $         (0.52)    $        (51.78)  $         (4.80)  $       (109.79)
                                                            ===============     ===============   ===============   ===============

Weighted average number of shares outstanding for basic
   and diluted net loss per share ......................         32,349,541           1,250,251        11,730,598         1,250,251
                                                            ===============     ===============   ===============   ===============




     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                            OCTOBER 31,
                                                                     ---------------------------
                                                                        2002             2001
                                                                     -----------     -----------
Operating activities:
   Net loss .....................................................    $   (19,365)    $  (104,557)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation, depletion and amortization ..................         22,164          68,563
      Impairment of gas and oil properties ......................             --          95,746
      Accretion of discount on long-term debt ...................            163              62
      Amortization of debt issue costs ..........................            901             377
      Deferred income taxes .....................................             --          (9,984)
      Changes in assets and liabilities:
        Accounts receivable .....................................          6,593          17,243
        Receivable from affiliates ..............................             --               4
        Inventories .............................................            419             (69)
        Other current assets ....................................           (762)          1,010
        Accounts payable ........................................         (4,049)          1,460
        Accrued liabilities .....................................          6,776         (12,309)
        Other assets ............................................            204             (35)
        Other liabilities .......................................           (373)         (1,247)
                                                                     -----------     -----------
           Net cash provided by operating activities ............         12,671          56,264
                                                                     -----------     -----------
Investing activities:
   Capital expenditures .........................................         (9,568)       (122,066)
   Proceeds from the sale of assets .............................            677          49,722
                                                                     -----------     -----------
           Net cash used by investing activities ................         (8,891)        (72,344)
                                                                     -----------     -----------
Financing activities:
   Issuance of production payments ..............................         27,000          49,800
   Principal payments on production payments ....................        (30,058)        (14,208)
   Issuance of debt .............................................          2,000           2,134
   Principal payments on debt ...................................         (1,445)         (5,924)
   Revolving credit agreement, net ..............................             30         (12,566)
   Debt issue costs .............................................         (1,569)           (310)
                                                                     -----------     -----------
           Net cash provided (used) by financing activities .....         (4,042)         18,926
                                                                     -----------     -----------
           Increase (decrease) in cash and cash equivalents .....           (262)          2,846
Beginning cash and cash equivalents .............................          6,559          20,715
                                                                     -----------     -----------
Ending cash and cash equivalents ................................    $     6,297     $    23,561
                                                                     ===========     ===========



     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements of TransTexas Gas Corporation (together with its subsidiaries, "TransTexas" or the "Company") contain all adjustments (consisting of normal, recurring accruals) necessary to fairly state the Company's consolidated financial position, the results of its operations and cash flows for the periods presented. TransTexas' subsidiaries are Galveston Bay Pipeline Company ("Pipeline") and Galveston Bay Processing Corporation ("Processing"). The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in TransTexas' annual report on Form 10-K for the year ended January 31, 2002. The condensed consolidated balance sheet as of January 31, 2002 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Interim results of operations and cash flows are not necessarily indicative of the Company's operations for the entire year.

         The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in
Note 2, TransTexas, Pipeline and Processing filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on November 14, 2002.

    Comprehensive Income (Loss)

         A summary of the Company's comprehensive loss for the three and nine months ended October 31, 2002 and 2001 is as follows (in thousands of dollars):


                                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         OCTOBER 31,                        OCTOBER  31,
                                                                -------------------------------     -------------------------------
                                                                    2002              2001               2002              2001
                                                                -------------     -------------     -------------     -------------
        Comprehensive loss:
           Net loss ........................................    $      (7,375)    $     (52,531)    $     (19,365)    $    (104,557)
           Cumulative effect of adopting SFAS 133 ..........               --                --                --            (1,282)
           Change in the fair value of hedging agreements ..             (485)             (241)           (2,624)              293
           Reclassification adjustments for hedge
            agreement settlements ..........................               --                --                --             1,144
                                                                -------------     -------------     -------------     -------------
                                                                $      (7,860)    $     (52,772)    $     (21,989)    $    (104,402)
                                                                =============     =============     =============     =============

         A summary of the Company's accumulated other comprehensive income
(loss) for the period ended October 31, 2002 is as follows (in thousands of dollars):

       Accumulated other comprehensive income (loss):
          Balance at January 31, 2002.....................   $       2,348
          Change in the fair value of hedging agreements .          (2,624)
                                                             -------------
          Balance at October 31, 2002.....................   $        (276)
                                                             =============



    Recently Issued Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Under SFAS 143, salvage value is not considered when determining the retirement obligation. The Company currently includes estimated future reclamation costs in its full cost center and amortizes these costs as a component of the Company's depletion expense. The Company is evaluating the impact of SFAS 143, which is effective for the Company in February 2003.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 did not affect the ceiling test calculation under the full cost method of accounting. The adoption of SFAS 144 effective February 1, 2002 had no impact on the Company's financial statements.

         In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 provides guidance for income statement classification of gains or losses from extinguishment of debt and accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. Gains or losses from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS 145 will be effective for the Company in February 2003 and will be used to report any debt extinguished or leases modified after that date.

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

2. CHAPTER 11 FILING AND LIQUIDITY

         On November 14, 2002 (the "Petition Date"), TransTexas, Pipeline and Processing filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "Bankruptcy Court"). The bankruptcy cases are being jointly administered (see Note 7). TransTexas, Pipeline and Processing are operating their businesses and managing their properties as debtors in possession. As a result of the Chapter 11 filings, absent approval from the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the Petition Date.

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

         At this time, it is not possible to predict the outcome of the bankruptcy proceedings or the effect on the business of the Company or on the interests of creditors, royalty owners or stockholders.

         As a result of the bankruptcy filing, a significant amount of the Company's liabilities, including secured debt, are subject to compromise. As of October 31, 2002, liabilities subject to compromise included the following (in thousands of dollars):

         Long-term debt.......................................    $    205,197
         Note payable ........................................           2,000
         Accrued liabilities..................................          24,829
         Other liabilities....................................           5,643
                                                                  ------------
                                                                  $    237,669
                                                                  ============

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

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

         In the ordinary course of business, TransTexas makes substantial capital expenditures for the exploration and development of natural gas and oil reserves. TransTexas historically has financed its capital expenditures, debt service and working capital requirements with cash flow from operations, public and private offerings of debt and equity securities, the sale of production payments, asset sales, an accounts receivable revolving credit facility and other financings. Cash flow from operations is sensitive to the prices TransTexas receives for its natural gas and oil. A reduction in planned capital spending or an extended decline in gas and oil prices could result in less than anticipated cash flow from operations in fiscal year 2004 and later years which could have a material adverse effect on TransTexas.

         Management's plans are to continue to incur capital expenditures with the goal of increasing production and reserves. To finance these planned capital expenditures, TransTexas will be required to supplement its anticipated cash flow from operating activities with a combination of borrowings under the production payment drilling program and other financings. In addition, the Company is in the process of negotiating joint venture drilling opportunities with several unrelated entities. The ability to incur capital expenditures and obtain additional financing is subject to the approval and ongoing supervision of the Bankruptcy Court. There is no assurance that adequate funds can be obtained on a timely basis or that the Bankruptcy Court will approve such transactions.

    Prior Reorganization

         On April 19, 1999 (the "Prior Petition Date"), TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. This filing did not include the Company's subsidiaries. The United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division confirmed the Company's Second Amended, Modified and Restated Plan of Reorganization dated January 25, 2000 (the "Prior Plan") on February 7, 2000. The Effective Date of the Prior Plan was March 17, 2000.

3.    CREDIT AGREEMENTS AND PRODUCTION PAYMENTS

     Accounts Receivable Facility

         On March 17, 2000, the Company and GMAC Commercial Credit LLC ("GMACC") entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $15 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. The Accounts Receivable Facility matures on March 14, 2005. Advances under the facility bear interest monthly in arrears at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1%, payable monthly in arrears. As of October 31, 2002, the outstanding principal balance under the Accounts Receivable Facility was $1.3 million with availability for additional advances of approximately $0.4 million. On November 15, 2002, a first interim financing order of the Bankruptcy Court modified the maximum loan amount under the Accounts Receivable Facility to $10 million and modified certain other terms of the facility. Pursuant to this interim order, GMACC waived compliance with certain provisions of the facility. On December 19, 2002, a hearing is scheduled in the Bankruptcy Court to approve a second interim financing order for debtor in possession financing.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     Production Payments

         In March 2000, TransTexas entered into a production payment drilling program agreement with two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties. The Company has the right to offer additional interests to the production payment parties at a negotiated purchase price. The production payment requires the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In March 2002, the Company closed an Eighth Supplement to the production payment whereby the Company received $14.0 million. In June 2002, the Company closed a Ninth Supplement to the production payment whereby the Company received $13.0 million in exchange for additional properties being made subject to the production payment. As of October 31, 2002, the outstanding balance of the production payment was $25.4 million, of which $2.7 million attributable to produced volumes is included in accrued liabilities. The Oil and Gas Revolving Credit and Term Loan Agreement (the "Oil and Gas Facility") entered into by TransTexas, as Borrower, Pipeline and Processing, as Guarantors, and with GMACC, as Lender and as Agent, places certain restrictions on the amount that may be outstanding under the production payment.

     Events of Default

         The Company has not paid the $15 million interest payment that was due September 15, 2002 on its 15% Senior Secured Notes due 2005 (the "15% Notes"). Also, the Company has not paid the principal sum of $2 million, together with accrued interest, on a term loan between the Company and Credit Suisse First Boston Management Corporation ("CSFB") that was due on October 15, 2002. The Company is in default under the terms of the these obligations as well as its Oil and Gas Facility, the Accounts Receivable Facility and other long-term debt.

4. PREFERRED STOCK DIVIDENDS AND CONVERSION TO CLASS A COMMON STOCK

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

         The Certificate of Designation for each of the Senior Preferred Stock and the Junior Preferred Stock required the payment to the holders of a cash dividend on the Senior Preferred Stock and an in-kind dividend on the Junior Preferred Stock, respectively, by the Company on June 15, 2002 and on September 15, 2002. The Company did not make the required dividend payments on either date. Therefore, the liquidation preference of the Senior Preferred Stock was increased to approximately $1.04 per share and the liquidation preference of the Junior Preferred Stock was increased to approximately $1.05 per share. As a result, on September 16, 2002, each two shares of Senior Preferred Stock was converted into one share of New Senior Preferred and into approximately 0.3596 shares of Class A Common Stock and each share of Junior Preferred Stock was converted into approximately 0.1227 shares of Class A Common Stock. No fractional shares were issued in the conversion. The Board of Directors of the Company determined that the fair market value of each share of the Preferred Stock and Common Stock for purposes of the conversion was less than $0.01 per share and, therefore, no cash was paid to holders of Preferred Stock in lieu of fractional shares.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         In the aggregate 164,333,875 shares of Senior Preferred Stock representing one-half of all of the outstanding Senior Preferred Stock were converted into 59,101,243 shares of Class A Common Stock and 25,240,513 shares of Junior Preferred Stock representing all of the outstanding Junior Preferred Stock were converted into 3,097,336 shares of Class A Common Stock. Since the Company did not pay the required dividend payments, holders of the Senior Preferred Stock have the right, voting separately as a class, to elect all five directors to the Company's Board of Directors. On December 16, 2002, the Company did not make the required cash dividend payment to the remaining holders of the Senior Preferred Stock.

5. HEDGING AGREEMENTS

         As of October 31, 2002, the Company had entered into the following hedging arrangements (settlement price based on a published industry index of natural gas prices at Houston Ship Channel) as cash flow hedges of forecasted sales of a portion of the Company's natural gas production:

                                                                                                  CONTRACT PRICE
                                                                                                ------------------
                                                                                 TOTAL                COLLAR
                                                                              VOLUMES IN         ------------------
      PERIOD                                                                    MMBtus          FLOOR      CEILING
      ------                                                                  ----------        -----      -------
      Natural gas:
       February 2002 - March 2002....................................             590,000       $  2.85   $   3.30
       February 2002 - July 2002.....................................           1,267,000          3.30       3.95
       April 2002 - October 2002.....................................           1,070,000          2.85       3.35
       August 2002 - October 2002....................................             644,000          3.10       3.40
       November 2002 - March 2003....................................             755,000          3.50       3.95
       November 2002 - March 2003....................................             755,000          3.50       3.90
       April 2003 - October 2003.....................................           1,284,000          3.25       4.05

         For the nine months ended October 31, 2002, the Company recognized hedging gains of $0.7 million, which are reflected in gas, condensate and natural gas liquids revenues. At October 31, 2002, the Company's estimated net liability of these contracts was $0.3 million.

         Because substantially all of its long-term obligations at October 31, 2002 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility ($1.3 million outstanding at October 31, 2002) are subject to a rate of interest that fluctuates based on short-term interest rates. The Company had no interest rate hedges at October 31, 2002.

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         The following information reflects TransTexas' noncash financing activities (in thousands of dollars):

                                                                                       NINE MONTHS ENDED
                                                                                          OCTOBER  31,
                                                                                -----------------------------------
                                                                                     2002                 2001
                                                                                ---------------     ---------------
      Financing activities:
        Accretion of preferred stock ....................................       $        36,962     $        32,709
                                                                                ===============     ===============


7. COMMITMENTS AND CONTINGENCIES

     Legal Proceedings

         Chapter 11 Bankruptcy. On November 14, 2002, TransTexas, Pipeline and Processing filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division. The bankruptcy cases are being jointly administered under the caption "In re: TransTexas Gas Corporation, et al., Debtors," Case No. 02-21926-C-11. TransTexas, Pipeline and Processing are operating their

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

businesses and managing their properties as debtors in possession. As a result of the Chapter 11 filings, absent approval from the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the Petition Date.

         Insurance Settlement. In October 2002, TransTexas entered into a settlement agreement with an unaffiliated oilfield service company whereby that company will cause to pay TransTexas $3.0 million. This settlement was approved by the Bankruptcy Court on December 4, 2002.

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

         TransTexas expects that a significant portion of its net operating loss carryovers ("NOLs") will be eliminated and the use of those NOLs that are not eliminated will be severely restricted as a consequence of the Prior Plan. In addition, certain other tax attributes of TransTexas may under certain circumstances be eliminated or reduced as a consequence of the Prior Plan. The potential elimination or reduction of NOLs and such other tax attributes may substantially increase the amount of tax payable by TransTexas.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     Drilling Rig Commitment

         During February 2001, TransTexas entered into a one-year contract with an independent drilling contractor for utilization of a drilling rig capable of drilling wells to a depth of approximately 18,500 feet. TransTexas utilized this rig to drill wells in the Galveston Bay area. As of October 31, 2002, the balance remaining to be paid under this contract was approximately $1.0 million.

     Gas Delivery Commitments

         TransTexas has entered into contracts with Kinder Morgan Ship Channel Pipeline, L.P., formerly Tejas Ship Channel, LLC, for transportation of its production from the Eagle Bay field to the Winnie facilities at a fixed negotiated rate. Under these contracts, the Company has agreed to deliver up to 75,000 MMBtu per day of natural gas and associated condensate through June 30, 2003.

         The Company also entered into a contract with Duke Energy Field Services, LLC for transportation of natural gas on a firm and interruptible basis from the Winnie facility to natural gas liquids recovery facilities located in the Beaumont/Port Arthur, Texas area, and residue gas from these facilities to various distribution points. Under the agreement, the Company has agreed to deliver up to a maximum of 56,250 Mcf of natural gas and 19,500 MMBtu of residue gas per day through June 30, 2003. Transportation fees for natural gas and residue gas are based on fixed negotiated rates.

8. RELATED PARTY TRANSACTIONS

         In March 2002, John R. Stanley resigned as Chief Executive Officer and as Chairman and member of the Board of Directors of the Company. Pursuant to a separation agreement, the Company is obligated to pay Mr. Stanley $3.0 million in cash in installments plus interest at the rate of 10% per annum until paid in full. At October 31, 2002, the severance remaining to be paid to Mr. Stanley was $0.8 million.

         On March 15, 2002, CSFB and the Company, as borrower, and Galveston Bay Processing Corporation, as guarantor, entered into an unsecured Term Loan Agreement, wherein CSFB advanced to the Company the principal sum of $2.0 million which was due and payable, together with interest at a rate of 15% per annum, on October 15, 2002. As discussed in Note 2, the Company is in default under the terms of this loan. CSFB is the beneficial owner of more than 10% of each of the 15% Notes, Class A Common Stock and Senior Preferred Stock.

9. SUPPLEMENTAL GUARANTOR INFORMATION

         Galveston Bay Pipeline Company and Galveston Bay Processing Corporation are guarantors of the 15% Notes and the Oil and Gas Facility. Separate financial statements of the Guarantors are not considered to be material to holders of the 15% Notes and GMACC. The following condensed consolidating financial statements present supplemental information of the Guarantors as of and for the three and nine-month periods ended October 31, 2002.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 31, 2002
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                        GALVESTON      GALVESTON
                                                                          BAY             BAY                       CONSOLIDATED
                                                        TRANSTEXAS      PIPELINE       PROCESSING   ELIMINATIONS    TRANSTEXAS
                                                        -----------    -----------    -----------   ------------    ------------
                    ASSETS
Current assets:
   Cash and cash equivalents ........................   $     5,893    $         2    $       402    $        --    $     6,297
   Accounts receivable, net .........................        11,533             --            141             --         11,674
   Receivables from affiliates ......................        17,101             --             --        (17,101)            --
   Inventories ......................................           399             --             --             --            399
   Other current assets .............................         1,526             --             --             --          1,526
                                                        -----------    -----------    -----------    -----------    -----------
         Total current assets .......................        36,452              2            543        (17,101)        19,896
                                                        -----------    -----------    -----------    -----------    -----------
   Property and equipment ...........................       486,832          2,272         11,644             --        500,748
   Less accumulated depreciation, depletion and
     amortization ...................................       384,278            831          4,779             --        389,888
                                                        -----------    -----------    -----------    -----------    -----------
          Net property and equipment ................       102,554          1,441          6,865             --        110,860
                                                        -----------    -----------    -----------    -----------    -----------
   Other assets .....................................         2,409             --             --             (2)         2,407
                                                        -----------    -----------    -----------    -----------    -----------
                                                        $   141,415    $     1,443    $     7,408    $   (17,103)   $   133,163
                                                        ===========    ===========    ===========    ===========    ===========


       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   Current liabilities:
     Current maturities of long-term debt ...........   $     3,517    $        26    $        66    $        --    $     3,609
     Notes payable ..................................        53,272             --             --             --         53,272
     Accounts payable ...............................         1,703              3             50             --          1,756
     Accrued liabilities ............................         8,464             --            104             --          8,568
                                                        -----------    -----------    -----------    -----------    -----------
          Total current liabilities .................        66,956             29            220             --         67,205
                                                        -----------    -----------    -----------    -----------    -----------
   Payable to affiliates ............................            --          2,386         14,715        (17,101)            --
   Long-term debt, net of current maturities ........           528            276            112             --            916
   Production payments, net of current portion ......        22,729             --             --             --         22,729
   Other liabilities ................................           628             --             --             --            628
   Liabilities subject to compromise ................       237,669             --             --             --        237,669
   Redeemable preferred stock .......................        54,440             --             --             --         54,440
   Stockholders' equity (deficit):
     Common stock ...................................           634             --             --             --            634
     Additional paid-in capital .....................        79,038              1              1             (2)        79,038
     Accumulated deficit ............................      (320,931)        (1,249)        (7,640)            --       (329,820)
     Accumulated other comprehensive loss ...........          (276)            --             --             --           (276)
                                                        -----------    -----------    -----------    -----------    -----------
          Total stockholders' deficit ...............      (241,535)        (1,248)        (7,639)            (2)      (250,424)
                                                        -----------    -----------    -----------    -----------    -----------
                                                        $   141,415    $     1,443    $     7,408    $   (17,103)   $   133,163
                                                        ===========    ===========    ===========    ===========    ===========

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 31, 2002
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                               GALVESTON    GALVESTON
                                                                                  BAY          BAY                     CONSOLIDATED
                                                                 TRANSTEXAS     PIPELINE    PROCESSING   ELIMINATIONS    TRANSTEXAS
                                                                 ----------    ----------   ----------   ------------  ------------
                         ASSETS
Current assets:
   Cash and cash equivalents .................................   $    6,058    $       33   $      468   $       --    $    6,559
   Accounts receivable .......................................       15,033            --          234           --        15,267
   Receivables from affiliates ...............................       15,523            --           --      (15,523)           --
   Inventories ...............................................          818            --           --           --           818
   Other .....................................................        3,110            --            2           --         3,112
                                                                 ----------    ----------   ----------   ----------    ----------
       Total current assets ..................................       40,542            33          704      (15,523)       25,756
                                                                 ----------    ----------   ----------   ----------    ----------
Property and equipment .......................................      480,850         2,267       11,631           --       494,748
Less accumulated depreciation, depletion and
  amortization ...............................................      363,343           653        3,805           --       367,801
                                                                 ----------    ----------   ----------   ----------    ----------
       Net property and equipment ............................      117,507         1,614        7,826           --       126,947
                                                                 ----------    ----------   ----------   ----------    ----------
Other assets .................................................        2,103            --           --           (2)        2,101
                                                                 ----------    ----------   ----------   ----------    ----------
                                                                 $  160,152    $    1,647   $    8,530   $  (15,525)   $  154,804
                                                                 ==========    ==========   ==========   ==========    ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term debt ......................   $    2,353    $       17   $       74   $       --    $    2,444
   Accounts payable ..........................................        5,546            --          259           --         5,805
   Accrued liabilities .......................................       26,115            --           12           --        26,127
                                                                 ----------    ----------   ----------   ----------    ----------
       Total current liabilities .............................       34,014            17          345           --        34,376
                                                                 ----------    ----------   ----------   ----------    ----------
Payable to affiliates ........................................          (28)        1,948       13,603      (15,523)           --
Long-term debt, net of current maturities ....................      261,050           580          144           --       261,774
Production payments, net of current portion ..................       26,005            --           --           --        26,005
Other liabilities ............................................        6,644            --           --           --         6,644
Redeemable preferred stock ...................................       72,125            --           --           --        72,125
Stockholders' equity (deficit):
   Common stock ..............................................           12            --           --           --            12
   Additional paid-in capital ................................       25,013             1            1           (2)       25,013
   Accumulated deficit .......................................     (267,031)         (899)      (5,563)          --      (273,493)
   Accumulated other comprehensive income ....................        2,348            --           --           --         2,348
                                                                 ----------    ----------   ----------   ----------    ----------
       Total stockholders' deficit ...........................     (239,658)         (898)      (5,562)          (2)     (246,120)
                                                                 ----------    ----------   ----------   ----------    ----------
                                                                 $  160,152    $    1,647   $    8,530   $ (15,525)    $  154,804
                                                                 ==========    ==========   ==========   ==========    ==========

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED OCTOBER 31, 2002
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                   GALVESTON        GALVESTON
                                                                     BAY               BAY                           CONSOLIDATED
                                                  TRANSTEXAS       PIPELINE         PROCESSING      ELIMINATIONS      TRANSTEXAS
                                                --------------  --------------    --------------   --------------   --------------
  Revenues:
   Gas, condensate and natural gas liquids ..   $       14,973  $           --    $           --   $           --   $       14,973
   Other ....................................              (23)             18               798             (617)             176
                                                --------------  --------------    --------------   --------------   --------------
     Total revenues .........................           14,950              18               798             (617)          15,149
                                                --------------  --------------    --------------   --------------   --------------
Costs and expenses:
   Operating ................................            2,380               3               889             (617)           2,655
   Depreciation depletion and amortization ..            5,231              46               250               --            5,527
   General and administrative ...............            3,966              (2)               19               --            3,983
   Taxes other than income taxes ............              542              --                28               --              570
                                                --------------  --------------    --------------   --------------   --------------
     Total costs and expenses ...............           12,119              47             1,186             (617)          12,735
                                                --------------  --------------    --------------   --------------   --------------
     Operating income (loss) ................            2,831             (29)             (388)              --            2,414
                                                --------------  --------------    --------------   --------------   --------------
Other income (expense):
   Interest income ..........................               67              --                --               --               67
   Interest expense, net ....................           (9,416)            (59)             (381)              --           (9,856)
                                                --------------  --------------    --------------   --------------   --------------
     Total other expense ....................           (9,349)            (59)             (381)              --           (9,789)
                                                --------------  --------------    --------------   --------------   --------------
     Net loss ...............................   $       (6,518) $          (88)   $         (769)  $           --   $       (7,375)
                                                ==============  ==============    ==============   ==============   ==============

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED OCTOBER 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                 GALVESTON       GALVESTON
                                                                   BAY              BAY                            CONSOLIDATED
                                                TRANSTEXAS       PIPELINE        PROCESSING      ELIMINATIONS       TRANSTEXAS
                                              -------------    -------------    -------------    -------------    -------------
Revenues:
   Gas, condensate and natural gas liquids    $      32,108    $          --    $          --    $          --    $      32,108
   Other ..................................              31               39              938             (743)             265
                                              -------------    -------------    -------------    -------------    -------------
     Total revenues .......................          32,139               39              938             (743)          32,373
                                              -------------    -------------    -------------    -------------    -------------
Costs and expenses:
   Operating ..............................           4,116                2              929             (743)           4,304
   Depreciation, depletion and amortization          26,812              104              565               --           27,481
   General and administrative .............           4,532               10               17               --            4,559
   Taxes other than income taxes ..........             663               --               22               --              685
   Impairment of gas and oil properties ...          38,919               --               --               --           38,919
                                              -------------    -------------    -------------    -------------    -------------
     Total costs and expenses .............          75,042              116            1,533             (743)          75,948
                                              -------------    -------------    -------------    -------------    -------------
     Operating loss .......................         (42,903)             (77)            (595)              --          (43,575)
                                              -------------    -------------    -------------    -------------    -------------
Other income (expense):
   Interest income ........................              46               --                2               --               48
   Interest expense, net ..................          (8,549)             (71)            (384)              --           (9,004)
                                              -------------    -------------    -------------    -------------    -------------
     Total other expense ..................          (8,503)             (71)            (382)              --           (8,956)
                                              -------------    -------------    -------------    -------------    -------------
     Net loss .............................   $     (51,406)   $        (148)   $        (977)   $          --    $     (52,531)
                                              =============    =============    =============    =============    =============

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       NINE MONTHS ENDED OCTOBER 31, 2002
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                GALVESTON        GALVESTON
                                                                   BAY              BAY                            CONSOLIDATED
                                               TRANSTEXAS        PIPELINE        PROCESSING       ELIMINATIONS      TRANSTEXAS
                                              -------------    -------------    -------------    -------------    -------------
Revenues:
   Gas, condensate and natural gas liquids    $      55,982    $          --    $          --    $          --    $      55,982
   Other ..................................             123               33            3,050           (2,321)             885
                                              -------------    -------------    -------------    -------------    -------------
     Total revenues .......................          56,105               33            3,050           (2,321)          56,867
                                              -------------    -------------    -------------    -------------    -------------
Costs and expenses:
   Operating ..............................           8,768               15            2,862           (2,321)           9,324
   Depreciation depletion and amortization           21,018              178              968               --           22,164
   General and administrative .............          12,963                4               54               --           13,021
   Taxes other than income taxes ..........           2,381               --               98               --            2,479
                                              -------------    -------------    -------------    -------------    -------------
     Total costs and expenses .............          45,130              197            3,982           (2,321)          46,988
                                              -------------    -------------    -------------    -------------    -------------
     Operating income (loss) ..............          10,975             (164)            (932)              --            9,879
                                              -------------    -------------    -------------    -------------    -------------
Other income (expense):
   Interest income ........................              98               --                2               --              100
   Interest expense net ...................         (28,011)            (186)          (1,147)              --          (29,344)
                                              -------------    -------------    -------------    -------------    -------------
     Total other expense ..................         (27,913)            (186)          (1,145)              --          (29,244)
                                              -------------    -------------    -------------    -------------    -------------
     Net loss .............................   $     (16,938)   $        (350)   $      (2,077)   $          --    $     (19,365)
                                              =============    =============    =============    =============    =============

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       NINE MONTHS ENDED OCTOBER 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                 GALVESTON       GALVESTON
                                                                    BAY             BAY                            CONSOLIDATED
                                               TRANSTEXAS        PIPELINE        PROCESSING      ELIMINATIONS       TRANSTEXAS
                                              -------------    -------------    -------------    -------------    -------------
Revenues:
   Gas, condensate and natural gas liquids    $     109,015    $          --    $          --    $          --    $     109,015
   Other ..................................              99              180            2,545           (2,087)             737
                                              -------------    -------------    -------------    -------------    -------------
     Total revenues .......................         109,114              180            2,545           (2,087)         109,752
                                              -------------    -------------    -------------    -------------    -------------
Costs and expenses:
   Operating ..............................          14,118                6            3,433           (2,087)          15,470
   Depreciation, depletion and amortization          67,036              240            1,287               --           68,563
   General and administrative .............          14,927               10               50               --           14,987
   Taxes other than income taxes ..........           4,101                1               81               --            4,183
   Impairment of gas and oil properties ...          95,746               --               --               --           95,746
                                              -------------    -------------    -------------    -------------    -------------
     Total costs and expenses .............         195,928              257            4,851           (2,087)         198,949
                                              -------------    -------------    -------------    -------------    -------------
     Operating loss .......................         (86,814)             (77)          (2,306)              --          (89,197)
                                              -------------    -------------    -------------    -------------    -------------
Other income (expense):
   Interest income ........................             480               --                6               --              486
   Interest expense, net ..................         (24,442)            (222)          (1,166)              --          (25,830)
                                              -------------    -------------    -------------    -------------    -------------
     Total other expense ..................         (23,962)            (222)          (1,160)              --          (25,344)
                                              -------------    -------------    -------------    -------------    -------------
     Loss before income taxes .............        (110,776)            (299)          (3,466)              --         (114,541)
Income tax benefit - deferred .............          (9,984)              --               --               --           (9,984)
                                              -------------    -------------    -------------    -------------    -------------
     Net loss .............................   $    (100,792)   $        (299)   $      (3,466)   $          --    $    (104,557)
                                              =============    =============    =============    =============    =============

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED OCTOBER 31, 2002
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                      GALVESTON        GALVESTON
                                                                         BAY              BAY                         CONSOLIDATED
                                                       TRANSTEXAS     PIPELINE        PROCESSING      ELIMINATIONS     TRANSTEXAS
                                                     -------------  -------------    -------------    -------------  -------------
 Operating activities:
   Net loss ......................................   $     (16,938) $        (350)   $      (2,077)   $          --  $     (19,365)
   Adjustments to reconcile net loss to
    net cash provided (used) by operating
     activities:
      Depreciation depletion and amortization ....          21,018            178              968               --         22,164
      Accretion of discount on long-term debt ....             129             20               14               --            163
      Amortization of debt issue costs ...........             901             --               --               --            901
      Changes in assets and liabilities:
        Accounts receivable ......................           6,500             --               93               --          6,593
        Receivable from affiliates ...............          (1,550)            --               --            1,550             --
        Inventories ..............................             419             --               --               --            419
        Other current assets .....................            (764)            --                2               --           (762)
        Accounts payable .........................          (3,843)             3             (209)              --         (4,049)
        Accrued liabilities ......................           6,684             --               92               --          6,776
        Transactions with affiliates, net ........              --            438            1,112           (1,550)            --
        Other assets .............................             204             --               --               --            204
        Other liabilities ........................            (373)            --               --               --           (373)
                                                     -------------  -------------    -------------    -------------  -------------
          Net cash provided (used) by
           operating activities ..................          12,387            289               (5)              --         12,671
                                                     -------------  -------------    -------------    -------------  -------------
  Investing activities:
    Capital expenditures .........................          (9,556)            (5)              (7)              --         (9,568)
    Proceeds from the sale of assets .............             677             --               --               --            677
                                                     -------------  -------------    -------------    -------------  -------------
          Net cash used by
            investing activities .................          (8,879)            (5)              (7)              --         (8,891)
                                                     -------------  -------------    -------------    -------------  -------------
  Financing activities:
    Issuance of production payments ..............          27,000             --               --               --         27,000
    Principal payments on production payments ....         (30,058)            --               --               --        (30,058)
    Issuance of debt .............................           2,000             --               --               --          2,000
    Principal payments on long-term debt .........          (1,076)          (315)             (54)              --         (1,445)
    Revolving credit agreement, net ..............              30             --               --               --             30
    Debt issue costs .............................          (1,569)            --               --               --         (1,569)
                                                     -------------  -------------    -------------    -------------  -------------
          Net cash used by financing activities ..          (3,673)          (315)             (54)              --         (4,042)
                                                     -------------  -------------    -------------    -------------  -------------
          Decrease in cash and cash equivalents ..            (165)           (31)             (66)              --           (262)
  Beginning cash and cash equivalents ............           6,058             33              468               --          6,559
                                                     -------------  -------------    -------------    -------------  -------------
  Ending cash and cash equivalents ...............   $       5,893  $           2    $         402    $          --  $       6,297
                                                     =============  =============    =============    =============  =============

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED OCTOBER 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                    GALVESTON       GALVESTON
                                                                       BAY             BAY                            CONSOLIDATED
                                                  TRANSTEXAS        PIPELINE        PROCESSING      ELIMINATIONS       TRANSTEXAS
                                                 -------------    -------------    -------------    -------------    -------------
  Operating activities:
   Net loss ..................................   $    (100,792)   $        (299)   $      (3,466)   $          --    $    (104,557)
   Adjustments to reconcile net loss to
    net cash provided by operating
     activities:
     Depreciation, depletion and amortization           67,036              240            1,287               --           68,563
     Impairment of gas and oil properties ....          95,746               --               --               --           95,746
     Accretion of discount on long-term debt .              (4)              29               37               --               62
     Amortization of debt issue costs ........             377               --               --               --              377
     Deferred income taxes ...................          (9,984)              --               --               --           (9,984)
     Changes in assets and liabilities:
       Accounts receivable ...................          16,999               --              244               --           17,243
       Receivable from affiliates ............          (3,850)              --               --            3,854                4
       Inventories ...........................             (69)              --               --               --              (69)
       Other current assets ..................           1,171             (188)              27               --            1,010
       Accounts payable ......................           1,450              (15)              25               --            1,460
       Accrued liabilities ...................         (12,377)              --               68               --          (12,309)
       Transactions with affiliates, net .....              --              804            3,050           (3,854)              --
       Other assets ..........................             (35)              --               --               --              (35)
       Other liabilities .....................          (1,247)              --               --               --           (1,247)
                                                 -------------    -------------    -------------    -------------    -------------
         Net cash provided by
          operating activities ...............          54,421              571            1,272               --           56,264
                                                 -------------    -------------    -------------    -------------    -------------
  Investing activities:
   Capital expenditures ......................        (120,803)            (339)            (924)              --         (122,066)
   Proceeds from the sale of assets ..........          49,722               --               --               --           49,722
                                                 -------------    -------------    -------------    -------------    -------------
         Net cash used by
           investing activities ..............         (71,081)            (339)            (924)              --          (72,344)
                                                 -------------    -------------    -------------    -------------    -------------
  Financing activities:
   Issuance of production payments ...........          49,800               --               --               --           49,800
   Principal payments on production payments .         (14,208)              --               --               --          (14,208)
   Issuance of long-term debt ................           2,134               --               --               --            2,134
   Principal payments on long-term debt ......          (5,050)            (226)            (648)              --           (5,924)
   Revolving credit agreement, net ...........         (12,566)              --               --               --          (12,566)
   Debt issue costs ..........................            (310)              --               --               --             (310)
                                                 -------------    -------------    -------------    -------------    -------------
         Net cash provided (used) by
          financing activities ...............          19,800             (226)            (648)              --           18,926
                                                 -------------    -------------    -------------    -------------    -------------
         Increase (decrease) in cash and
          cash equivalents ...................           3,140                6             (300)              --            2,846
  Beginning cash and cash equivalents ........          19,902               39              774               --           20,715
                                                 -------------    -------------    -------------    -------------    -------------
  Ending cash and cash equivalents ...........   $      23,042    $          45    $         474    $          --    $      23,561
                                                 =============    =============    =============    =============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of TransTexas included elsewhere in this report.

         The Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on November 14, 2002, which is more fully described in the "Liquidity and Capital Resources" section below.

  RESULTS OF OPERATIONS

    General

         TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate and natural gas liquids ("NGLs"). The profitability of TransTexas also depends on its ability to minimize finding and lifting costs and maintain its reserve base while maximizing production.

         TransTexas' operating data for the three and nine months ended October 31, 2002 and 2001 are as follows:


                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              OCTOBER 31,                OCTOBER 31,
                                                      -------------------------    -----------------------
                                                         2002           2001          2002         2001
                                                      ----------     ----------    ----------   ----------
         Sales volumes:
            Gas (Bcf) ............................           2.3            6.6          8.8          17.9
            NGLs (MMgal) .........................           7.2           10.2         27.8          28.0
            Condensate (MBbls) ...................           190            356          738           879
         Average prices:
            Gas (dry) (per Mcf) ..................    $     3.41    $     2.75    $     3.19   $      4.18
            NGLs (per gallon) ....................          0.35          0.33          0.31          0.41
            Condensate (per Bbl) .................         26.77         24.53         24.91         26.06
         Number of gross wells drilled ...........            --             3            --            14
         Percentage of wells completed ...........            --            67%           --            86%

         A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                             OCTOBER 31,               OCTOBER 31,
                                                     -------------------------   -------------------------
                                                         2002          2001          2002          2001
                                                     -----------   -----------   -----------   -----------
      Operating costs and expenses:
         Lease ...................................   $       1.5   $       2.4   $       5.3   $       8.7
         Pipeline and gathering ..................           1.1           1.9           4.0           6.8
                                                     -----------   -----------   -----------   -----------
                                                             2.6           4.3           9.3          15.5
      Taxes other than income taxes
       (severance, property and other taxes) .....           0.6           0.7           2.5           4.2
                                                     -----------   -----------   -----------   -----------
                                                     $       3.2   $       5.0   $      11.8   $      19.7
                                                     ===========   ===========   ===========   ===========

         TransTexas' average depletion rates have been as follows:

                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                OCTOBER 31,               OCTOBER 31,
                                                        -----------------------   -----------------------
                                                           2002         2001          2002        2001
                                                        ----------   ----------   ----------   ----------
         Depletion rates (per Mcfe) .............       $     1.63   $     3.18   $     1.63   $     2.92
                                                        ==========   ==========   ==========   ==========


    Three Months Ended October 31, 2002 Compared with the Three Months Ended October 31, 2001

         Gas, condensate and NGL revenues for the three months ended October 31, 2002 decreased $17.1 million from the prior period, due primarily to a decrease in natural gas sales volumes. Approximately 3.6 Bcf of the decrease in natural gas volumes for the three months ended October 31, 2002 was attributable to reduced production rates from wells in the Southwest Bonus field and approximately 0.6 Bcf of the decrease was attributable to the sale in the prior year of TransTexas' interest in the Bob West Field. The Company's Eagle Bay field was shut-in two days during the current quarter due to Tropical Storm Fay and Hurricane Lili. The average monthly prices received per Mcf of gas ranged from $3.12 to $3.63 in the three months ended October 31, 2002, compared to a range of $2.04 to $3.49 in the prior period.

         Lease operating expenses for the three months ended October 31, 2002 decreased $0.9 million from the prior period due primarily to a decrease in well service costs and fewer number of productive wells due to the sale in the prior year of the Bob West field. Pipeline and gathering expenses decreased $0.8 million from the prior period due primarily to lower labor costs. Depreciation, depletion and amortization expense for the three months ended October 31, 2002 decreased $22.0 million due to a $1.55 per Mcfe decrease in the depletion rate. The decrease in the depletion rate is due primarily to the impairments of gas and oil properties recorded during fiscal year 2002. General and administrative expenses decreased $0.6 million primarily as a result of lower personnel and related costs, partially offset by higher legal and consulting fees incurred due to the Company's bankruptcy filing in November 2002. Taxes other than income taxes decreased by $0.1 million over the prior period due primarily to lower franchise taxes. Interest expense for the three months ended October 31, 2002 increased by $0.9 million from the prior period due primarily to lower capitalized interest. The impairment loss for the three months ended October 31, 2001 relates to a write-down of $38.9 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling in accordance with the full cost method of accounting. The cost center ceiling at October 31, 2001 decreased from that at July 31, 2001 primarily due to a decrease in prices for natural gas and condensate.

    Nine Months Ended October 31, 2002 Compared With the Nine Months Ended October 31, 2001

         Gas, condensate and NGL revenues for the nine months ended October 31, 2002 decreased $53.0 million from the prior period, due primarily to lower prices for all products and lower natural gas sales volumes. Approximately 2.5 Bcf of the decrease in natural gas volumes for the nine months ended October 31, 2002 was attributable to the sale in the prior year of TransTexas' interest in the Bob West field and approximately 5.8 Bcf of the decrease is attributable to reduced production rates from wells in the Southwest Bonus field. The average monthly prices received per Mcf of gas ranged from $2.16 to $3.63 in the nine months ended October 31, 2002, compared to a range of $2.04 to $6.73 in the prior period.

         Lease operating expenses for the nine months ended October 31, 2002 decreased $3.4 million from the prior period due primarily to a decrease in workover expenses and fewer number of productive wells due to the sale in the prior year of the Bob West field. Pipeline and gathering expenses decreased $2.8 million from the prior period due primarily to the lower cost of natural gas used in operations and lower labor costs. Depreciation, depletion and amortization expense for the nine months ended October 31, 2002 decreased $46.4 million due to a $1.29 per Mcfe decrease in the depletion rate. The decrease in the depletion rate is due primarily to the impairments of gas and oil properties recorded during fiscal year 2002. General and administrative expenses decreased $2.0 million primarily as a result of lower professional fees. Interest income decreased $0.4 million compared to the prior period due to lower cash balances available for investment. Interest expense for the nine months ended October 31, 2002 increased by $3.5 million from the prior period due to lower capitalized interest. The impairment loss for the nine months ended October 31, 2001 relates to a write-down of $95.7 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling in accordance with the full cost method of accounting. The cost center ceiling at October 31 and July 31, 2001 decreased from that at January 31, 2001 primarily due to a decrease in prices for natural gas and condensate.

LIQUIDITY AND CAPITAL RESOURCES

         On November 14, 2002 (the "Petition Date"), TransTexas, Pipeline and Processing filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "Bankruptcy Court"). The bankruptcy cases are being jointly administered (see Note 7). TransTexas, Pipeline and Processing are operating their businesses and managing their properties as debtors in possession. As a result of the Chapter 11 filings, absent approval from the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the Petition Date.

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

         At this time, it is not possible to predict the outcome of the bankruptcy proceedings or the effect on the business of the Company or on the interests of creditors, royalty owners or stockholders.

         Management's plans are to continue to incur capital expenditures with the goal of increasing production and reserves. To finance these planned capital expenditures, TransTexas will be required to supplement its anticipated cash flow from operating activities with a combination of borrowings under the production payment drilling program and other financings. In addition, the Company is in the process of negotiating joint venture drilling opportunities with several unrelated entities. The ability to incur capital expenditures and obtain additional financing is subject to the approval and ongoing supervision of the Bankruptcy Court. There is no assurance that adequate funds can be obtained on a timely basis or that the Bankruptcy Court will approve such transactions.

         On March 17, 2000, the Company and GMAC entered into the Accounts Receivable Facility. The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $15 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. The Accounts Receivable Facility matures on March 14, 2005. Advances under the facility bear interest monthly in arrears at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1% payable monthly in arrears. As of October 31, 2002, the outstanding principal balance under the Accounts Receivable Facility was $1.3 million, with availability for additional advances of approximately $0.4 million. On November 15, 2002, a first interim financing order of the Bankruptcy Court modified the maximum loan amount under the Accounts Receivable Facility to $10 million and modified certain other terms of the facility. Pursuant to this interim order, GMACC waived compliance with certain provisions of the facility. On December 19, 2002, a hearing is scheduled in the Bankruptcy Court to approve a second interim financing order for debtor in possession financing.

         In March 2000, TransTexas entered into a production payment drilling program agreement with two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties. The Company has the right to offer additional interests to the production payment parties at a negotiated purchase price. The production payment requires the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In March 2002, the Company closed an Eighth Supplement to the production payment whereby the Company received $14.0 million. In June 2002, the Company closed a Ninth Supplement to the production payment whereby the Company received $13.0 million in exchange for additional properties being made subject to the production payment. As of October 31, 2002, the outstanding balance of the production payment was $25.4 million, of which $2.7 million attributable to produced volumes is included in accrued liabilities. The Oil and Gas Facility places certain restrictions on the amount that may be outstanding under the production payment.

         On March 15, 2002, CSFB and the Company, as borrower, and Galveston Bay Processing Corporation, as guarantor, entered into an unsecured Term Loan Agreement, wherein CSFB advanced to the Company the principal sum of $2.0 million which was due and payable, together with interest at a rate of 15% per annum, on October 15, 2002. The Company has not paid the principal and accrued interest of this loan and is in default under its terms. CSFB is the beneficial owner of more than 10% of each of the 15% Notes, Class A Common Stock and Senior Preferred Stock and Junior Preferred Stock.

         The Company has not paid the $15 million interest payment that was due September 15, 2002 on its 15% Notes. The Company is also in default under the terms of the Oil and Gas Facility, Accounts Receivable Facility and other long-term debt.

         TransTexas is highly leveraged and has significant cash requirements for servicing debt and the production payment obligation and significant charges to net income available for common stockholders for Senior Preferred Stock dividends. In order to maintain or increase proved oil and gas reserves, TransTexas must continue to make substantial capital expenditures for the exploration and development of its natural gas and oil prospects. For the nine months ended October 31, 2002, total capital expenditures incurred were $7 million, including $5 million for capitalized interest, $1 million for nonproducing leases and $1 million for drilling and development. Capital expenditures for the fourth quarter of fiscal year 2003 are estimated to be approximately $3 million. Management plans to fund TransTexas' fiscal fourth quarter 2003 debt service requirements and capital expenditures with cash flows from operating activities and borrowings under the production payment drilling program and other financings. TransTexas anticipates capital expenditures of $34 million for fiscal 2004 and estimates that these capital expenditures will be funded by cash flows from operating activities, borrowings under the production payment drilling program and other financings. Should these drilling prospects not be productive or should oil and gas prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of the Company's debt documents and Senior Preferred Stock and subject to Bankruptcy Court approval.

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

         The Certificate of Designation for each of the Senior Preferred Stock and the Junior Preferred Stock required the payment to the holders of a cash dividend on the Senior Preferred Stock and an in-kind dividend on the Junior Preferred Stock, respectively, by the Company on June 15, 2002 and on September 15, 2002. The Company did not make the required dividend payments on either date. Therefore, the liquidation preference of the Senior Preferred Stock was increased to approximately $1.04 per share and the liquidation preference of the Junior Preferred Stock was increased to approximately $1.05 per share. As a result, on September 16, 2002, each two shares of Senior Preferred Stock was converted into one share of New Senior Preferred and into approximately 0.3596 shares of Class A Common Stock and each share of Junior Preferred Stock was converted into approximately 0.1227 shares of Class A Common Stock. No fractional shares were issued in the conversion. The Board of Directors of the Company determined that the fair market value of each share of the Preferred Stock and Common Stock for purposes of the conversion was less than $0.01 per share and, therefore, no cash was paid to holders of Preferred Stock in lieu of fractional shares.

         In the aggregate 164,333,875 shares of Senior Preferred Stock representing one-half of all of the outstanding Senior Preferred Stock were converted into 59,101,243 shares of Class A Common Stock and 25,240,513 shares of Junior Preferred Stock representing all of the outstanding Junior Preferred Stock were converted into 3,097,336 shares of Class A Common Stock. Since the Company did not pay the required dividend payments, holders of the Senior Preferred Stock have the right, voting separately as a class, to elect all five directors to the Company's Board of Directors. On December 16, 2002, the Company did not make the required cash dividend payment to the remaining holders of the Senior Preferred Stock.

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

         TransTexas expects that a significant portion of its NOLs will be eliminated and the use of those NOLs that are not eliminated will be severely restricted as a consequence of the Prior Plan. In addition, certain other tax attributes of TransTexas may under certain circumstances be eliminated or reduced as a consequence of the Prior Plan. The potential elimination or reduction of NOLs and such other tax attributes may substantially increase the amount of tax payable by TransTexas.

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

         As of October 31, 2002, the Company had entered into the following hedging arrangements (settlement price based on a published industry index of natural gas prices at Houston Ship Channel) as cash flow hedges of forecasted sales of a portion of the Company's natural gas production:

                                                                                                 CONTRACT PRICE
                                                                                              --------------------
         TOTAL                                                                                     COLLAR
                                                                             VOLUMES IN       --------------------
         PERIOD                                                                MBtus           FLOOR      CEILING
         ------                                                             ------------      ---------  ---------
         Natural gas:
         February 2002 - March 2002......................................        590,000       $  2.85   $   3.30
         February 2002 - July 2002.......................................      1,267,000          3.30       3.95
         April 2002 - October 2002.......................................      1,070,000          2.85       3.35
         August 2002 - October 2002......................................        644,000          3.10       3.40
         November 2002 - March 2003......................................        755,000          3.50       3.95
         November 2002 - March 2003......................................        755,000          3.50       3.90
         April 2003 - October 2003.......................................      1,284,000          3.25       4.05

         For the nine months ended October 31, 2002, the Company recognized hedging gains of $0.7 million, which are reflected in gas, condensate and natural gas liquids revenues. At October 31, 2002, the Company's estimated net liability of these contracts was $0.3 million.

         Because substantially all of its long-term obligations at October 31, 2002 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility ($1.3 million outstanding at October 31, 2002) are subject to a rate of interest that fluctuates based on short-term interest rates. The Company had no interest rate hedges at October 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. Within the 90 days prior to the date of this quarterly report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was conducted under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

b) Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's most recent evaluation.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         See Note 7 to the condensed consolidated financial statements for a discussion of TransTexas' legal proceedings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         See "Events of Default" in Note 3 to the condensed consolidated financial statements.


ITEM 5. OTHER INFORMATION

         See Notes 2 and 4 to the condensed consolidated financial statements for a discussion of the Company's Chapter 11 filing and the conversion of one-half of the outstanding shares of Senior Preferred Stock and all of the outstanding shares of Junior Preferred Stock into shares of Class A Common Stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

EXHIBIT
NUMBER                          DESCRIPTION

 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K:

         On September 16, 2002, the Company filed a Current Report on Form 8-K, to report under Item 5 (i) the mandatory conversion of one-half of the outstanding shares of Senior Preferred Stock and all of the outstanding shares of Junior Preferred Stock into shares of Class A Common Stock, (ii) certain events of default and (iii) the status of the Company's proposed recapitalization.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             TRANSTEXAS GAS CORPORATION


                                    By:          /s/ ED DONAHUE
                                       -----------------------------------------
                                                    Ed Donahue
                                       Vice President, Chief Financial Officer
                                                  and Secretary

December 16, 2002

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: December 16, 2002                   /s/ ARNOLD H. BRACKENRIDGE
                                         ---------------------------------------
                                                 Arnold H. Brackenridge
                                         President, Chief Executive Officer and
                                                Chief Operating Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date: December 16, 2002                     /s/ ED DONAHUE
                                        ----------------------------------------
                                                    Ed Donahue
                                        Vice President, Chief Financial Officer
                                                   and Secretary

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------
 99.1          Certification of Chief Executive Officer and Chief Financial
               Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.