Form 10-K
period 2003-01-31
TRANSTEXAS GAS CORP
filed 2003-05-01
CIK 904977

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2003

                            -----------------------

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

                            -----------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                      CLASS A COMMON STOCK, $0.01 PAR VALUE
                SERIES A SENIOR PREFERRED STOCK, $0.001 PAR VALUE

                            -----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         The aggregate market value of the common stock held by non-affiliates of the registrant on April 30, 2003 was $6,979,371.

         The number of shares of Class A Common Stock of the registrant outstanding on April 30, 2003 was 63,448,830.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K in connection with the registrant's 2003 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
                                             PART I

Item 1.     Business..........................................................................    3
Item 2.     Properties........................................................................    7
Item 3.     Legal Proceedings.................................................................    8
Item 4.     Submission of Matters to a Vote of Security Holders...............................    8
            Executive Officers of the Registrant..............................................    8

                                            PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.............    9
Item 6.     Selected Financial Data...........................................................   10
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
               Operations.....................................................................   11
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk........................   19
Item 8.     Financial Statements and Supplementary Data.......................................   20
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial
               Disclosure.....................................................................   48

                                           PART III

Item 10.    Directors and Executive Officers of the Registrant................................   48
Item 11.    Executive Compensation............................................................   48
Item 12.    Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters....................................................   48
Item 13.    Certain Relationships and Related Transactions....................................   48
Item 14.    Controls and Procedures...........................................................   48

                                            PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...................   49

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         TransTexas Gas Corporation (debtor in possession) (the "Company" or "TransTexas"), a Delaware corporation incorporated in 1993, is engaged in the exploration for and development and production of natural gas and condensate, primarily along the Upper Texas Gulf Coast. TransTexas' business strategy is to utilize its experience in drilling and operating wells to find, develop and produce reserves at a low cost.

         The Company's long-term goal is to convert unproven acreage to proved reserves by drilling in under-exploited areas. In order to meet its long-term goals, TransTexas' strategy is to drill wells in areas of the Upper Texas Gulf Coast where 3-D seismic data indicates productive potential and to drill development wells in its proven producing areas such as the Eagle Bay field and Wharton County. TransTexas' current drilling program is restricted by reduced cash flow available from operations.

         As of February 1, 2003, TransTexas' net proved reserves of natural gas and natural gas equivalents, as estimated by Netherland, Sewell & Associates, Inc., an independent firm of petroleum engineers, were 54 Bcfe. As of January 31, 2003, TransTexas owned approximately 43,970 gross (35,646 net) acres of mineral interests. TransTexas' average net daily natural gas production for the year ended January 31, 2003 was approximately 29 MMcfd, for a total net production of 10.7 Bcf of natural gas. TransTexas' average net daily condensate and oil production for the year ended January 31, 2003 was approximately 2,357 Bpd, for a total net production of 860 MBbls of condensate and oil. TransTexas' average net daily production of natural gas liquids ("NGLs") for the year ended January 31, 2003 was approximately 85,744 gallons per day, for a total net production of 31.3 million gallons of natural gas liquids.

         Following the separation with the Company's former Chief Executive Officer in March 2002, a change in business strategy was implemented that incorporates and promotes working interest partners to carry a significant portion of the capital expenditure requirements to evaluate and develop the Company's prospects. In conjunction with this change in management, the Company began attempting to achieve a consensus among the holders (the "Noteholders") of the $200 Million Senior Secured Notes due 2005 (the "Notes") so as to effect a consensual recapitalization. The Company held discussions with the principal Noteholders that represented approximately 90% of the Notes and engaged a financial advisor to act as an intermediary in these discussions. From August 2002 to January 2003, the Company worked with the Noteholders in an effort to obtain an agreement to recapitalize the Company. Although the Company was advised that an agreement in principle among the Noteholders had been achieved, subject to documentation, the Company was subsequently informed that these negotiations had failed.

         The Company has undertaken a substantial effort to engage potential working interest partners and has generated significant industry interest in participating in its prospects. The Company is working with multiple third parties in an effort to reach agreements which should allow the Company to execute this strategy. However, absent available cash to drill, the Company has been unable to add production or reserves. See "Exploration and Production."

         Available Information. The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other items with the Securities and Exchange Commission ("SEC"). The Company makes available to any stockholder, without charge, copies of its Annual Report on Form 10-K, as filed with the SEC. Stockholders may obtain copies of exhibits to the Annual Report on Form 10-K upon written request and payment of the Company's reasonable expenses in furnishing such exhibits. Requests for copies of this Form 10-K or other Company filings should be sent to: Investor Relations Department, TransTexas Gas Corporation, 1300 North Sam Houston Parkway East, Houston, Texas 77032-2949 or call (281) 987-8600. The Company maintains an Internet site located at www.transtexasgas.com that links to the SEC's site at www.sec.gov where the public may access reports, proxy and other information that the Company has filed with the SEC. In addition, the public may read and copy any materials that the Company has filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

REORGANIZATION

         On November 14, 2002 (the "Petition Date"), TransTexas and its subsidiaries, Galveston Bay Pipeline Company ("Pipeline") and Galveston Bay Processing Corporation ("Processing"), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "Bankruptcy Court"). The bankruptcy cases are being jointly administered. TransTexas, Pipeline and Processing are operating their businesses and managing their properties as debtors in possession. As a result of the Chapter 11 filings, absent approval from the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the Petition Date.

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

         The Company expects to file its Plan of Reorganization and Disclosure Statement with the Bankruptcy Court on May 1, 2003. Additional information with respect to the Plan of Reorganization and Disclosure Statement will be provided on Form 8-K or by an amendment to this Form 10-K. At this time, it is not possible to predict the outcome of the bankruptcy proceedings or the effect on the business of the Company or on the interests of creditors, royalty owners or stockholders.

PRIOR REORGANIZATION

         On April 19, 1999 (the "Prior Petition Date"), TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On April 20, 1999, the Company's then parent, TransAmerican Energy Corporation ("TEC"), and its wholly owned subsidiary, TransAmerican Refining Corporation ("TARC"), also filed voluntary petitions for relief under Chapter 11. On May 20, 1999, the cases were transferred to the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division. TransTexas' Chapter 11 filing did not include its subsidiaries. The Company's Second Amended, Modified and Restated Plan of Reorganization dated January 25, 2000 (the "Prior Plan") was confirmed by the Bankruptcy Court on February 7, 2000.

EXPLORATION AND PRODUCTION

         Under prior management, the Company's business strategy dictated that the Company remain a 100% working interest operator, with the exception of the Eagle Bay field partnership with Davis Petroleum. This strategy required substantial capital resources to fund the drilling program. In the year ended January 31, 2003, TransTexas' ability to fund its capital expenditure needs from available cash flow was limited by several factors, including the failure of the San Leon #1 well, which was initially completed in October 2001 in the Company's Eagle Bay field; a mechanical failure in October 2002 of the Company's single largest producing well, the State Tract 331-1, that further lowered production and ultimately mandated the drilling of another well into this reservoir to resume equivalent production; the rapid decline in production from the Company's Southwest Bonus field in Wharton County following an aggressive competitive development drilling program; significant leverage that mandated cash flow be used to service debt; and volatile commodity prices.

         Absent available cash to drill, TransTexas was unable to add production or reserves. In March 2002, the board of directors reached a severance agreement with the Company's former Chief Executive Officer that allowed the Company to embark upon a program for the development of its properties through a revised business model. This new business model is centered upon the promotion of working interest partners who carry a significant portion of the capital expenditure requirements necessary to evaluate the prospects. The Company believes that this new strategy should allow it to traverse from a "go-it-alone" exploration and drilling company to one where multiple projects are being pursued at lower risk to the Company, with outside industry partners assuming a large portion of the capital risk of these projects and sharing their exploration and technical expertise with the Company. As a result of the change in the TransTexas' operating and development strategy, an aggressive marketing effort and the change in management, TransTexas has generated significant industry interest in participating in its prospects. However, there can be no assurance that working interest partners can be obtained on terms acceptable to the Company, or in a timely manner, to evaluate the Company's properties.

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

    Primary Operating Areas

         Eagle Bay, Galveston County, Texas. TransTexas has successfully drilled and completed ten wells in the Eagle Bay field. TransTexas intends to drill additional development wells in Eagle Bay as a part of its strategy to further increase reserves and production and has identified additional drilling locations from 3-D seismic data. As of January 31, 2003, TransTexas owned a 75% working interest in approximately 3,594 net acres in the Eagle Bay area. For the fiscal year ended January 31, 2003, TransTexas sold 4.9 Bcf of natural gas, 0.7 million barrels of condensate and 31.3 million gallons of natural gas liquids from the Eagle Bay field at average net daily rates of 13 MMcfd, 2,010 Bpd and 85,744 gallons per day, respectively. Production from the Eagle Bay field represents a significant percentage of the Company's total production. See "Drilling and Production Data."

         In October 2001, a new well in the Eagle Bay field, the San Leon #1, was brought on-line. With the intent of duplicating the production of the best wells in Eagle Bay and in order to try to overcome the decline in commodity prices, an attempt was made to complete this new well and produce it at the highest rate possible. Unfortunately, doing so caused production to be inconsistent and the well began to produce sand from the formation. By the end of January 2002, the well bore had become restricted to the point that production was completely curtailed. This loss of production further lowered cash flow and created the need to re-drill the lower section of the well at additional expense.

         In October 2002, the Company's single largest producing well in the Eagle Bay field, the State Tract 331-1, suffered a mechanical failure that reduced cash flow and ultimately mandated the drilling of another well into this reservoir to resume equivalent production. In March 2003, the Bankruptcy Court authorized TCW Global Project Fund Ltd. and TCW DR VI

Investment Partnership, L.P. (collectively "TCW"), the owner of a production payment, to fund the drilling of this key well in the Eagle Bay field that would duplicate the previous production rates of the State Tract 331-1 well. As a result of an agreement with Davis Petroleum Corporation on April 4, 2003, the Company issued a Tenth Supplemental Production Payment to TCW and Mirant Americas Energy Capital Assets, LLC ("Mirant") for funding of $5 million to drill the State Tract 331-9 well. This well is a sidetrack of the depleted State Tract 352-1 well and is to be drilled as an in-fill development well to the State Tract 331-1 well. The State Tract 331-9 well, if successful, should allow the Company to resume increased production from the fault block in the Eagle Bay field and to take advantage of its full production capacity. The Company commenced operations on the State Tract 331-9 well on April 17, 2003.

         Southwest Bonus, Wharton County, Texas. As of January 31, 2003, TransTexas had successfully drilled and completed 22 wells in the Southwest Bonus field. TransTexas has identified additional drilling locations based upon seismic data and held a 97% working interest covering approximately 4,595 net acres in the Southwest Bonus area. For the fiscal year ended January 31, 2003, TransTexas' Southwest Bonus properties produced 5.3 Bcf of natural gas, at an average net daily rate of 14 MMcfd. Production from the Southwest Bonus field represents a significant percentage of the Company's total production. See "Drilling and Production Data."

         Other Areas. TransTexas also has an inventory of exploration and exploitation prospects along the Upper Texas Gulf Coast which it continues to assemble as part of its strategy to increase reserves and production. The Company's primary focus is to seek areas that it believes are under-exploited and are along the trend with existing proved fields and where seismic data indicates additional hydrocarbon potential. The Company, together with suitably capitalized and technically competent partners, intend to drill these additional exploration and exploitation prospects, which are located in the proximity of TransTexas' existing producing fields and infrastructure or along the same geological trend.

    Drilling and Production Data

         During the five years ended January 31, 2003, TransTexas completed approximately 63% of 82 wells. As of January 31, 2003, TransTexas had a total of 45 productive wells. TransTexas had a working interest in the following numbers of wells that were drilled during the periods indicated:

                                                                      YEAR ENDED JANUARY 31,
                                                       ---------------------------------------------------
                                                            2003               2002              2001
                                                       --------------     --------------    --------------
                                                       GROSS      NET     GROSS      NET    GROSS      NET
                                                       -----      ---     -----      ---    -----      ---
Exploratory Wells (1):
  Productive (2)...............................           --       --         1        1       --       --
  Non-Productive...............................           --       --         1        1        4        3
  % Productive.................................           --       --        50%      50%      --       --
Development Wells (1):
  Productive (2)...............................           --       --        12       11       11       11
  Non-Productive...............................           --       --         1        1        1        1
  % Productive.................................           --       --        92%      92%      92%      92%

-----------------

(1) The number of net wells is the sum of the fractional working interests owned in gross wells.

(2) Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connection. Wells that are completed in more than one producing zone are counted as one well.

         The following table sets forth information with respect to net production and average unit prices and costs for the periods indicated:

                                                                            YEAR ENDED JANUARY 31,
                                                                     -------------------------------------
                                                                        2003         2002          2001
                                                                     ----------   -----------   ----------
Production:
  Gas (Bcf) .................................................              10.7          22.5         26.8
  NGLs (MMgals)..............................................              31.3          40.1         48.3
  Condensate and oil (MBbls).................................               860         1,286        1,559
Average sales prices:
  Gas (dry) (per Mcf)........................................        $     3.38   $      3.89   $     4.73
  NGLs (per gallon)..........................................               .33           .36          .49
  Condensate and oil (per Bbl)...............................             25.93         23.63        30.04
Average lifting cost per Mcfe (1)............................               .59           .49          .47

------------------

(1) Condensate and oil are converted to a common unit of measure on the basis of six Mcf of natural gas to one barrel of condensate or oil. The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors.

TRANSPORTATION, PROCESSING AND MARKETING

         TransTexas believes that there is currently adequate pipeline transportation capacity for its anticipated hydrocarbon production in all of its operating areas.

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

         TransTexas has entered into contracts with Kinder Morgan Ship Channel Pipeline, L.P., formerly Tejas Ship Channel, LLC, for transportation of its production from the Eagle Bay field to the Winnie facilities at a fixed negotiated rate. Under these contracts, the Company has agreed to deliver the first 75,000 MMBtu per day of natural gas and associated condensate from the field to Kinder Morgan Ship Channel Pipeline, L.P.

         The Company also entered into a contract with a subsidiary of Duke Energy Field Services, LLC for transportation of natural gas on a firm and interruptible basis from the Winnie facility to natural gas liquids recovery facilities located in the Beaumont/Port Arthur, Texas area, and residue gas from these facilities to various distribution points. Under the agreement, the Company has agreed to deliver the first 56,250 Mcf of natural gas and 19,500 MMBtu of residue gas per day to Duke Energy Field Services. Transportation fees for natural gas and residue gas are based on fixed negotiated rates.

         TransTexas and Duke Energy Field Services, LLC entered into a contract to extract natural gas liquids from the high-Btu natural gas stream leaving the Winnie facilities. TransTexas can elect, at its discretion on a monthly basis, whether to process the natural gas to recover natural gas liquids. The Company's decision whether to process the natural gas is based on prevailing market prices.

         TransTexas entered into gas purchase agreements with Duke Energy Field Services, LLC and PanEnergy Marketing Company, covering the sale by TransTexas of substantially all of its gas production from the Eagle Bay field. The agreements provide that deliveries in excess of 50,000 MMBtu per day of residue gas be based on a published industry index price.

         For the year ended January 31, 2003, two purchasers represented approximately 71% of the consolidated natural gas, condensate and NGL revenues of TransTexas. TransTexas believes that the loss of any single purchaser would not have a material adverse effect on TransTexas due to the availability of other purchasers for TransTexas' production at comparable prices.

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

EMPLOYEES

         As of January 31, 2003, TransTexas had 75 employees (including field and plant personnel), none of which are parties to a collective bargaining agreement. The Company has undertaken significant reductions in its overhead expenses and number of employees. Employees at the Company's headquarters have been reduced 65% from 116 on January 1, 2002 to 41 as of January 31, 2003. From time to time, TransTexas may engage the services of independent geological, engineering, land and other consultants when specific expertise is required.

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

ITEM 2.  PROPERTIES

ACREAGE AND PRODUCTIVE WELLS

         The following table sets forth TransTexas' total developed and undeveloped acreage and productive wells as of January 31, 2003:

                                                        DEVELOPED        UNDEVELOPED         PRODUCTIVE
                                                         ACREAGE           ACREAGE           WELLS (1)
                                                         -------           -------           ---------
Gross .........................................            19,458             24,512                 45
Net (2) .......................................            12,358             23,288                 37

-----------------

(1) Of the total productive wells, 44 gross (36 net) were gas wells and 1 gross (1 net) was an oil well.

(2) The number of net acres and net wells is the sum of the fractional working interests owned in gross acres and gross wells, respectively.

RESERVES

         As of February 1, 2003, TransTexas had total proved reserves of 45.7 Bcf of natural gas and 1,430 MBbls of condensate and oil. See Note 19 of Notes to Consolidated Financial Statements, which contains supplemental information regarding TransTexas' proved reserves. Proved reserves are the estimated quantities of natural gas, condensate and oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimation of reserves requires substantial judgment on the part of petroleum engineers, resulting in imprecise determinations, particularly with respect to recent discoveries. The accuracy of any reserve estimate depends on the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may result in revisions of the estimate. Accordingly, estimates of reserves are often materially different from the quantities of natural gas, condensate and oil that are ultimately recovered, and these estimates will change as future production and development information becomes available. The reserve data represent estimates only and should not be construed as being exact.

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

ITEM 3.  LEGAL PROCEEDINGS

         See Note 13 of Notes to Consolidated Financial Statements for a discussion of legal proceedings affecting TransTexas.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the three months ended January 31, 2003.

         In March 2002, John R. Stanley resigned as Chief Executive Officer and as Chairman and member of the Board of Directors of the Company.

    Executive Officers of the Registrant

         The following persons were serving as executive officers of the Company as of April 30, 2003:

Name                                                         Office                                        Age
----                                                         ------                                        ---
Arnold H. Brackenridge                Chief Executive Officer, President and Chief Operating Officer        70
Edwin B. Donahue                      Vice President, Chief Financial Officer and Secretary                 52
Gregory J. Halvatzis                  Vice President of Exploration                                         51
David R. Jennings                     Assistant General Counsel and Assistant Secretary                     59
John R. Thompson                      Vice President of Operations                                          46
Simon J. Ward                         Vice President and Treasurer                                          47
George C. Wright                      Vice President of Accounting                                          60

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

         David R. Jennings has been Assistant General Counsel and Assistant Secretary since May 2000. He has been employed by the Company and its affiliates since November 1995.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since April 24, 2000, prices for the Class A Common Stock of TransTexas have been quoted on NASDAQ's Over The Counter Bulletin Board ("OTCBB") under the symbol "TTXG." From May 4, 1999 through March 21, 2000, prices for the Company's common stock were quoted on OTCBB under the symbol "TTGGQ." The following table sets forth, on a per-share basis for the periods indicated, the high and low sales or bid prices for TransTexas' Class A common stock as reported by the OTCBB. Over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                                               HIGH             LOW
                                                                            ----------      ----------
Fiscal year ended January 31, 2003:
  Fourth Quarter.............................................               $     0.65      $     0.04
  Third Quarter..............................................                     0.75            0.05
  Second Quarter.............................................                     0.85            0.30
  First Quarter..............................................                     2.05            0.75

Fiscal year ended January 31, 2002:
  Fourth Quarter.............................................               $     4.00      $     1.01
  Third Quarter .............................................                     6.50            3.45
  Second Quarter.............................................                    17.00            5.75
  First Quarter..............................................                    17.25           12.94

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

         In the aggregate, 164,333,875 shares of Senior Preferred Stock representing one-half of all of the outstanding Senior Preferred Stock were converted into 59,101,243 shares of Class A Common Stock and 25,240,513 shares of Junior Preferred Stock representing all of the outstanding Junior Preferred Stock were converted into 3,097,336 shares of Class A Common Stock. Since the Company did not pay the required dividend payments, holders of the Senior Preferred Stock have the right, voting separately as a class, to elect all five directors to the Company's Board of Directors. On December 16, 2002 and March 17, 2003, the Company did not make the required cash dividend payments to the remaining holders of the Senior Preferred Stock.

         On April 24, 2000, prices for the Class A Common Stock commenced quotation on the OTCBB under the symbol "TTXG." As of April 30, 2003, there were 3,082 record holders of the Class A Common Stock. The last sale price of the Class A Common Stock on April 30,2003, was $0.11.

         The Company has not paid any cash dividends on its common stock since inception, except a dividend of approximately $33 million to its then parent TransAmerican from the proceeds of its initial public offering in March 1994. The terms of the Company's senior secured notes due 2005, its oil and gas credit facility, its accounts receivable facility and its Senior Preferred Stock prohibit the payment of dividends. Because of these prohibitions, the Company does not anticipate paying any dividends on its common stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data for the Company as of and for each of the periods presented. From April 19, 1999 through March 17, 2000, TransTexas operated under Chapter 11 of the United States Bankruptcy Code. The Company adopted fresh-start reporting as of January 31, 2000; therefore, the Company does not believe that the consolidated balance sheet data as of January 31, 1999 is comparable to that of later years in certain material respects. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements included elsewhere in this report.

                                                               SUCCESSOR                              PREDECESSOR
                                             ---------------------------------------------    ----------------------------
                                                                         YEAR ENDED JANUARY 31,
                                             -----------------------------------------------------------------------------
                                                 2003             2002            2001            2000           1999
                                             -------------    ------------    ------------    ------------   -------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
   DATA:
Gas, condensate and NGL revenues.........    $      70,051    $    133,138    $    187,883 |  $    112,898   $     92,159
Transportation revenues..................               --              --              -- |            --             --
Gain (loss) on the sale of assets........               --              --              -- |          (438)        61,247
Other revenues...........................            1,029           1,245           2,208 |         2,770          4,200
                                             -------------    ------------    ------------ |  ------------   ------------
                                                    71,080         134,383         190,091 |       115,230        157,606
Operating costs and expenses.............           14,814          23,370          26,283 |        29,935         30,322
Depreciation, depletion, and                                                               |
    amortization.........................           27,092          91,266          81,483 |        75,044         86,137
General and administrative expenses......           16,363          19,854          20,303 |        19,883         21,938
Loss on asset impairment.................               --         195,065              -- |            --        425,966
                                             -------------    ------------    ------------ |  ------------   ------------
    Operating income (loss)..............           12,811        (195,172)         62,022 |        (9,632)      (406,757)
Net interest expense (1).................           31,937          34,723          33,495 |        38,054         78,716
Reorganization items.....................              660              --              -- |       (50,511)            --
Income taxes and other...................               --          (9,984)          9,984 |        10,000        (38,882)
Extraordinary (gain) loss, net of taxes..               --              --              -- |      (436,490)         1,142
                                             -------------    ------------    ------------ |  ------------   ------------
    Net income (loss)....................          (19,786)       (219,911)         18,543 |       429,315       (447,733)
Accretion of preferred stock.............           43,344          46,403          25,722 |            --             --
                                             -------------    ------------    ------------ |  ------------   ------------
Net income (loss) available to                                                             |
    common stockholders..................    $     (63,130)   $   (266,314)   $     (7,179)|  $    429,315   $   (447,733)
                                             =============    ============    ============ |  ============   ============
Net income (loss) per share:                                                               |
Loss before extraordinary item...........    $       (2.55)   $    (213.01)   $      (5.74)|  $      (0.13)  $      (7.76)
Extraordinary item.......................               --              --              -- |          7.59          (0.02)
                                             -------------    ------------    ------------ |  ------------   ------------
    Net income (loss)....................    $       (2.55)   $    (213.01)   $      (5.74)|  $       7.46   $      (7.78)
                                             =============    ============    ============ |  ============   ============
Dividends declared per common                                                              |
    share (2)............................               --              --              -- |            --             --

                                                                         SUCCESSOR                            PREDECESSOR
                                             -------------------------------------------------------------   -------------
                                                                        YEAR ENDED JANUARY 31,
                                             -----------------------------------------------------------------------------
                                                 2003             2002            2001            2000           1999
                                             -------------    ------------    ------------    ------------   -------------
BALANCE SHEET DATA:
Working capital (deficit)................    $     (51,168)   $     (8,620)   $    20,589     $      8,900 | $     27,072
Net property and equipment...............          107,816         126,947        332,328          327,087 |      292,143
Total assets.............................          127,662         154,804        402,243          369,254 |      345,367
Liabilities subject to compromise........          238,894              --             --               -- |      718,139
Total debt (3)...........................           56,281         264,218        285,540          251,570 |       56,260
Redeemable preferred stock ..............           60,822          72,125         25,722               -- |           --
Stockholders' equity (deficit)...........         (259,043)       (246,120)        17,846               -- |     (430,015)

-----------------
(1) Interest expense for the years ended January 31, 2003 and 2000 exclude $6.7 million and $55.5 million, respectively, in interest stayed as a result of the bankruptcy filings.

(2) TransTexas' existing debt and equity instruments contain certain restrictions with respect to the payment of dividends on its common stock.

(3) Excludes long-term debt included in liabilities subject to compromise of $238.9 million and $583.1 million as of January 31, 2003 and 1999, respectively.

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

         The Company expects to file its Plan of Reorganization and Disclosure Statement with the Bankruptcy Court on May 1, 2003. Additional information with respect to the Plan of Reorganization and Disclosure Statement will be provided on Form 8-K or by an amendment to this Form 10-K. At this time, it is not possible to predict the outcome of the bankruptcy proceedings or the effect on the business of the Company or on the interests of creditors, royalty owners or stockholders.

         Management's revised business model is centered around the promotion of working interest partners who carry a significant portion of the capital expenditures necessary to evaluate the Company's properties, much of which are unevaluated as of January 31, 2003. The Company intends to finance its share of the necessary capital expenditures through cash flow from operations, production payment issuances and any supplemental fundings provided pursuant to its emergence from bankruptcy proceedings. However, there can be no assurance that working interest partners can be obtained on terms acceptable to the Company, or additional financing obtained, to evaluate the Company's properties in a timely manner.

         From April 19, 1999 through March 17, 2000 (the "Effective Date"), the Company operated as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. Effective January 31, 2000, the Company adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7. Pursuant to fresh-start reporting, a new reporting entity was created. The new reporting entity's assets were recorded at the reorganization value based on the confirmed Plan of Reorganization, and postpetition liabilities were recorded at the present value of amounts to be paid.

         TransTexas' operating data for the years ended January 31, 2003, 2002 and 2001 are as follows:

                                                                      YEAR ENDED JANUARY 31,
                                                     -----------------------------------------------------------
                                                           2003                 2002                  2001
                                                     -----------------     ----------------    -----------------
Sales volumes:
   Gas (Bcf).....................................                 10.7                 22.5                 26.8
   NGLs (MMgals).................................                 31.3                 40.1                 48.3
   Condensate and oil (MBbls)....................                  860                1,286                1,559
Average prices:
   Gas (dry) (per Mcf)...........................    $            3.38     $           3.89    $            4.73
   NGLs (per gallon).............................                  .33                  .36                  .49
   Condensate and oil (per Bbl)..................                25.93                23.63                30.04
Number of gross wells drilled....................                   --                   15                   16
Percentage of wells completed....................                   --                   87%                  69%

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

         A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                                       YEAR ENDED JANUARY 31,
                                                     -----------------------------------------------------------
                                                           2003                 2002                 2001
                                                     -----------------     ----------------    -----------------
Operating costs and expenses:
    Lease........................................    $             6.4     $           10.9    $            10.7
    Pipeline and gathering.......................                  5.1                  8.3                  8.4
                                                     -----------------     ----------------    -----------------
                                                                  11.5                 19.2                 19.1
Taxes other than income taxes (1)................                  3.3                  4.2                  7.2
                                                     -----------------     ----------------    -----------------
                                                     $            14.8     $           23.4    $            26.3
                                                     =================     ================    =================

-----------------
(1) Taxes other than income taxes include severance, property and other taxes.

         TransTexas' average depletion rates have been as follows:

                                                                        YEAR ENDED JANUARY 31,
                                                      -----------------------------------------------------------
                                                            2003                 2002                 2001
                                                      -----------------     ----------------    -----------------

 Depletion rates (per Mcfe).......................    $            1.65     $           2.98    $            2.22
                                                      =================     ================    =================

         Effective February 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which was amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These pronouncements established accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. The Company recorded a cumulative effect charge to comprehensive income of approximately $1.3 million to recognize the fair value of its liability under the Company's derivative instruments upon the adoption of SFAS 133.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. Under SFAS 143, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Effective upon our adoption, the cumulative effect of applying SFAS 143 will be recognized as a change in accounting principle in the consolidated statements of operations.

         At January 31, 2003 the Company had not previously recorded an asset retirement obligation related to its long-lived assets. As such, the Company adopted SFAS 143 effective February 1, 2003. The Company expects the impact of adopting SFAS 143 will be a decrease to earnings, net of tax, of approximately $3 million, to be reflected as a cumulative effect of a change in accounting principle in the first quarter of fiscal year 2004.

         Liabilities for other contingencies are recognized in accordance with SFAS 5 upon identification of an exposure, which when fully analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that such a loss amount can be reasonably estimated. Non-capital costs to remedy such contingencies or other exposures are charged to a reserve, if one exists, or otherwise to current-period operations. When a range of probable loss exists, the Company accrues the lesser end of the range.

         In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 provides guidance for income statement classification of gains or losses from extinguishment of debt and accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. Gains or losses from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. The Company adopted SFAS 145 effective February 1, 2003, which had no impact on the Company's financial statements.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and will be used to report any future exits or disposal activities. The Company's adoption of SFAS 146 on January 1, 2003 had no effect on the Company's financial statements.

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies the requirement that a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation that the guarantor has undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material impact on the Company's financial statements.

    Year Ended January 31, 2003, Compared with the Year Ended January 31, 2002

         Gas, condensate and NGL revenues for the year ended January 31, 2003 decreased by $63.1 million from the prior period, due primarily to lower prices for natural gas and lower sales volumes for all products. Approximately 2.5 Bcf of the decrease in natural gas volumes for the year ended January 31, 2003 was attributable to the sale in the prior year of TransTexas' interest in the Bob West field and approximately 7.6 Bcf of the decrease is attributable to reduced production rates from wells in the Southwest Bonus field. The average monthly prices received per Mcf of gas ranged from $2.16 to $5.09 in the year ended January 31, 2003, compared to a range of $2.04 to $6.73 in the prior period.

         Lease operating expenses for the year ended January 31, 2003 decreased $4.5 million from the prior period due primarily to decreases in workover costs and fewer number of productive wells due to the sale in the prior year of the Bob West field. Pipeline and gathering expenses decreased $3.2 million primarily due to lower labor costs and lower costs for natural gas used in operations. Depreciation, depletion and amortization expense for the year ended January 31, 2003 decreased $64.2 million due to a $1.33 decrease in the depletion rate. The decrease in the depletion rate is due primarily to the impairment of gas and oil properties recorded during fiscal year 2002. General and administrative expenses decreased by $3.5 million primarily as a result of lower professional fees and labor costs. However, included in the current year's general and administrative expenses is a $3.0 million charge for a severance obligation due Mr. Stanley pursuant to his employment agreement. Taxes other than income taxes decreased by $0.9 million over the prior period due primarily to decreases in property, severance and production taxes. Interest income decreased $0.5 million compared to the prior period due to lower cash balances available for investment. Interest expense for the year ended January 31, 2003 decreased $3.3 million primarily because the Company ceased to expense interest on debt reclassed to liabilities subject to compromise, effective after the Petition Date. This lower interest expense was partially offset by lower capitalized interest. Reorganization items of $0.7 million for the year ended January 31, 2003 include legal and professional fees and expenses directly related to TransTexas' Chapter 11 proceeding.

         The impairment loss recorded during the year ended January 31, 2002 relates to a write-down of $195.1 million of TransTexas' net capitalized costs of gas and oil properties to the cost center ceiling in accordance with the full cost method of accounting. The cost center ceiling at January 31, 2002 decreased from that at January 31, 2001 primarily due to a decrease in prices for natural gas and condensate and a decrease in proved reserves due to production and the sale of the Bob West field. See Note 19 of Notes to Consolidated Financial Statements.

         Based on the Company's reorganization value as of January 31, 2000, the fair value of the Preferred Stock and Common Stock was estimated to be zero. The remaining Senior Preferred Stock is mandatorily redeemable in 2006. As a result, the Company accretes, in the form of a non-cash dividend deducted from net income available to common stockholders and charged to retained earnings, an amount equal to the combined redemption amount totaling $243.2 million (initial liquidation value) over the period prior to redemption. In addition, earnings available to common stockholders will be reduced by dividends paid on the Preferred Stock. For the years ended January 31, 2003, 2002 and 2001, accretion of Preferred Stock totaled $43.3 million, $46.4 million and $25.7 million, respectively. At January 31, 2003, the amount remaining to be accreted on the Senior Preferred Stock is $103.5 million.

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

         Based on the Company's reorganization value as of January 31, 2000, the fair value of the Preferred Stock and Common Stock was estimated to be zero. The Senior Preferred Stock and Junior Preferred Stock are mandatorily redeemable in 2006 and 2010, respectively. As a result, the Company accretes, in the form of a non-cash dividend deducted from net income available to common stockholders and charged to retained earnings, an amount equal to the combined redemption amount totaling $243.2 million (initial liquidation value) over the period prior to redemption. In addition, earnings available to common stockholders will be reduced by dividends paid on the Preferred Stock. For the years ended January 31, 2002 and 2001, accretion of Preferred Stock totaled $46.4 million, and $25.7 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Chapter 11 Bankruptcy Proceeding

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

         The Company expects to file its Plan of Reorganization and Disclosure Statement with the Bankruptcy Court on May 1, 2003. Additional information with respect to the Plan of Reorganization and Disclosure Statement will be provided on Form 8-K or by an amendment to this Form 10-K. At this time, it is not possible to predict the outcome of the bankruptcy proceedings or the effect on the business of the Company or on the interests of creditors, royalty owners or stockholders.

    Long-Term Debt

         On the Effective Date, the Company, as Borrower, and Processing and Pipeline, as Guarantors, entered into an Oil and Gas Revolving Credit and Term Loan Agreement, dated as of March 15, 2000 (the "Oil and Gas Facility") with GMAC Commercial Credit LLC ("GMACC"), as a Lender and as Agent. The Oil and Gas Facility consists of a term loan (the "Term Loan") in the amount of $22.5 million and a revolving facility (the "Revolving Loan") in a maximum amount of $30 million (all of which was funded on the Effective Date). The Term Loan bears interest at a rate of 14% per annum and the Revolving Loan bears interest at a rate of 13 1/2% per annum. Interest on the Term Loan and the Revolving Loan is payable monthly in arrears. Principal amortization of the Term Loan is due in 20 quarterly installments of $56,250 each beginning June 14, 2000, with the balance due March 14, 2005; however, the Company may, and in certain circumstances must, make prepayments of such amount. If, subsequent to such prepayments, the Company demonstrates sufficient collateral value meeting the requirements of the Oil and Gas Facility provisions, the Company may be entitled to borrow additional advances under the Revolving Loan. The Oil and Gas Facility is secured by substantially all of the assets of the Company. The security interest in accounts receivable and inventory securing the Oil and Gas Facility is subordinated to the security interest of GMACC under the Accounts Receivable Facility. Interim and Final Financing Orders of the Bankruptcy Court modified certain terms of the Oil and Gas Facility. Pursuant to these Interim and Final Orders, GMACC waived compliance with certain provisions of the facility. Pursuant to the Final Financing Order, the Oil and Gas Facility is due on August 7, 2003.

         On the Effective Date, the Company, as Issuer, Pipeline and Processing, as Guarantors, and U.S. Bank, N.A., as successor indenture trustee to Firstar Bank, N.A. entered into an Indenture dated as of March 15, 2000, pursuant to which the Company issued the Notes. Interest on the Notes is due semi-annually on March 15 and September 15. The Notes are secured by substantially all of the assets of the Company other than accounts receivable and inventory. The Indenture contains certain covenants that restrict the Company's ability to incur indebtedness, engage in related party transactions, dispose of assets or engage in sale/leaseback transactions, issue dividends on common stock, change its line of business, consolidate or merge with or into another entity or convey, transfer or lease all or substantially all of its assets, and suffer a change of control. The security interest in favor of the Trustee is subordinated to the Security Interest in favor of the Agent under the Oil and Gas Facility.

         On the Effective Date, the Company and GMACC entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $7.5 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1% payable monthly in arrears. As of January 31, 2003, there were no outstanding advances under the Accounts Receivable Facility and the Company had availability for advances of approximately $1.8 million. Interim and Final Financing Orders of the Bankruptcy Court modified the maximum loan amount under the Accounts Receivable Facility and modified certain other terms of the facility. Pursuant to these Interim and Final Orders, GMACC waived compliance with certain provisions of the facility. Pursuant to the Final Financing Order, the Accounts Receivable Facility is due on August 7, 2003.

    Preferred Stock

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

         In the aggregate, 164,333,875 shares of Senior Preferred Stock representing one-half of all of the outstanding Senior Preferred Stock were converted into 59,101,243 shares of Class A Common Stock and 25,240,513 shares of Junior Preferred Stock representing all of the outstanding Junior Preferred Stock were converted into 3,097,336 shares of Class A Common Stock. Since the Company did not pay the required dividend payments, holders of the Senior Preferred Stock have the right, voting separately as a class, to elect all five directors to the Company's Board of Directors. On December 16, 2002 and March 17, 2003, the Company did not make the required cash dividend payments to the remaining holders of the Senior Preferred Stock. The Company does not anticipate paying cash dividends on the Senior Preferred Stock in the future.

    Production Payments

         In March 2000, TransTexas entered into a production payment drilling program agreement with two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties ("Subject Interests"). The Company has the right to offer additional interests to the production payment parties at a negotiated purchase price. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In March 2002, the Company closed an Eighth Supplement to the production payment whereby the Company received $14.0 million. In June 2002, the Company closed a Ninth Supplement to the production payment whereby the Company received $13.0 million in exchange for additional properties being made subject to the production payment. As of January 31, 2003, the outstanding balance of the production payment was $18.6 million, of which $2.2 million attributable to produced volumes is included in accrued liabilities. The Oil and Gas Facility entered into by the Company, as borrower, Processing and Pipeline, as Guarantors, and with GMACC, as a Lender and as Agent, places certain restrictions on the amount that may be outstanding under the production payment. In April 2003, the Company closed a Tenth Supplement to the production payment whereby the Company received $5.0 million.

         In connection with the production payment, the Company entered into various marketing and processing agreements with one of the third parties. Pursuant to these agreements, the Company pays a nominal marketing fee with respect to the Company's production associated with the New Subject Interests. In addition, the third party pays a fee for certain processing services provided by Processing.

         TransTexas is highly leveraged and has significant cash requirements for debt service and significant charges for Preferred Stock dividends to net income available for common stockholders.

         In order to maintain or increase its proved oil and gas reserves, TransTexas must continue to make substantial capital expenditures for the exploration and development of its natural gas and oil prospects. For the year ended January 31, 2003, total capital expenditures incurred were $12 million, including $1 million for nonproducing leases and seismic, $7 million for capitalized interest and $4 million for drilling and development. Capital expenditures for fiscal 2004 are estimated to be approximately $25 million. Management's revised business model is centered around the promotion of working interest partners who carry a significant portion of the capital expenditures necessary to evaluate the Company's properties, much of which are unevaluated as of January 31, 2003. The Company intends to finance its share of the necessary capital expenditures through cash flow from operations, production payment issuances and any supplemental fundings provided pursuant to its emergence from bankruptcy proceedings. However, there can be no assurance that working interest partners can be obtained on terms acceptable to the Company, or additional financing obtained, to evaluate the Company's properties in a timely manner.

         Should TransTexas' drilling prospects not be productive or should oil and gas prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of TransTexas' debt documents and Senior Preferred Stock and subject to Bankruptcy Court approval. In October 2001, TransTexas sold its interest in the Bob West field in Zapata County, Texas for a sales price of $56.5 million, exclusive of closing costs.

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

         As a former member of the affiliated group for tax purposes (the "TNGC Consolidated Group") which included TNGC Holdings Corporation, the sole stockholder of TransAmerican ("TNGC"), TransAmerican, TEC, TransTexas and TARC, TransTexas will be severally liable for any tax liability resulting from any transaction of the TNGC Consolidated Group that occurred during any taxable year of the TNGC Consolidated Group during which TransTexas was a member, including the above-described transactions. During fiscal year 1997, the IRS commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and July 31, 1995. The Company has been advised by the IRS that they have completed their audit and do not propose any adjustments.

         TransTexas expects that a significant portion of its net operating loss carryovers ("NOLs") will be eliminated and the use of those NOLs that are not eliminated will be severely restricted as a consequence of TransTexas' reorganization. In addition, certain other tax attributes of TransTexas may under certain circumstances be eliminated or reduced as a consequence of TransTexas' reorganization. The potential elimination or reduction of NOLs and such other tax attributes may substantially increase the amount of tax payable by TransTexas.

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

         Any significant decline in current prices for natural gas could have a material adverse effect on TransTexas' financial condition, results of operations and quantities of reserves recoverable on an economic basis. Based on an assumed average net daily production of approximately 20.5 MMcfd, TransTexas estimates that a $0.10 per MMBtu change in average gas prices received would change annual operating income by approximately $0.7 million. Based on an assumed average net daily production of approximately 1,687 Bpd, TransTexas estimates that a $1.00 per barrel change in condensate prices received would change annual operating income by approximately $0.6 million.

ACCOUNTING POLICIES

         The following accounting policies are important to an understanding of the Company's operating results and financial position and should be considered as an integral part of the financial review. The Company has adopted a number of accounting policies, the most important of which are discussed in Note 1 to the consolidated financial statements, "Summary of Significant Accounting Policies."

    Gas and Oil Activities

         The Company uses the full cost method of accounting for its gas and oil activities. Under this method of accounting, the cost of all acquisition, exploration and development activities are capitalized. Such capitalized costs and estimated future development and reclamation costs are amortized on a unit-of-production method. Costs of unevaluated gas and oil properties are excluded from capitalized costs being amortized. The Company excludes these costs until proved reserves are found or until it is determined that the costs are impaired. All excluded costs are reviewed quarterly to determine if impairment has occurred. Any impairment is transferred to costs to be amortized. Net capitalized costs of gas and oil properties are limited to the lower of unamortized cost or the cost center ceiling, defined as the sum of the present value (10% discount rate) of estimated unescalated future net revenues from proved reserves; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less the effects of related income taxes. This is referred to as a "ceiling test" and the Company is required to perform this calculation based on prices and costs in effect on the last day of each quarter. If net capitalized costs of the gas and oil properties exceed the cost center ceiling, the Company must write down its properties (a non-cash charge to income) by the amount of such excess. The Company occasionally sells certain gas and oil properties. Proceeds from a sale reduce the costs in the cost center unless the sale involves a significant quantity of reserves in relation to the cost center, then the Company recognizes a gain or loss.

    Hedging Agreements

         From time to time, the Company enters into commodity price swap agreements to reduce its exposure to price risk in the spot market for natural gas and condensate. Beginning in February 2001, the estimated fair value of these agreements is reflected in the Company's consolidated balance sheet and represents hedges against the price it will receive for future natural gas and condensate production. Changes in the fair value of the hedging agreements are recorded directly to stockholders' equity until the hedged quantities of natural gas or condensate are produced. The Company does not use derivative instruments for trading purposes.


    Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the reported amounts of gas and oil reserves. TransTexas' most significant financial estimates are based on remaining proved gas and oil reserves. Actual results could differ from these estimates.

    Revenue Recognition

         TransTexas recognizes revenues from the sales of natural gas, condensate and natural gas liquids in the period of delivery. Revenues are recognized from transportation of natural gas in the period the service is provided. TransTexas uses the sales method of accounting for production imbalances that arise from jointly produced properties. Volumetric production is monitored to minimize these imbalances. An imbalance liability is recorded in other liabilities if TransTexas' excess sales of production volumes exceed its share of estimated remaining recoverable reserves for such properties. Receivables are not recorded for those properties in which TransTexas has taken less than its share of production.

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

         As of January 31, 2003, the Company had entered into the following hedging arrangements (settlement price based on a published industry index of natural gas prices at Houston Ship Channel) as cash flow hedges of forecasted sales of a portion of the Company's natural gas production:

                                                                                             CONTRACT PRICE
                                                                                          --------------------
                                                                           TOTAL                 COLLAR
                                                                         VOLUMES IN       --------------------
PERIOD                                                                     MMBtus           FLOOR     CEILING
------                                                                  -------------     ---------  ---------
Natural gas:
  February 2002 - March 2002....................................             590,000       $  2.85   $   3.30
  February 2002 - July 2002.....................................           1,267,000          3.30       3.95
  April 2002 - October 2002.....................................           1,070,000          2.85       3.35
  August 2002 - October 2002....................................             644,000          3.10       3.40
  November 2002 - March 2003....................................             755,000          3.50       3.95
  November 2002 - March 2003....................................             755,000          3.50       3.90
  April 2003 - October 2003.....................................           1,284,000          3.25       4.05

         For the year ended January 31, 2003, the Company recognized hedging gains of $0.4 million, which are reflected in gas, condensate and natural gas liquids revenues. At January 31, 2003, the Company's estimated net liability of these contracts was $2.1 million.

         Because substantially all of its long-term obligations at January 31, 2003 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility are subject to a rate of interest that fluctuates based on short-term interest rates. The Company had no interest rate hedges at January 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)
                                     INDEX
                       CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                               Page
                                                                                                               ----
Report of Independent Accountants...........................................................................    21
Financial Statements:
    Consolidated Balance Sheet..............................................................................    22
    Consolidated Statement of Operations....................................................................    23
    Consolidated Statement of Stockholders' Equity (Deficit)................................................    24
    Consolidated Statement of Cash Flows....................................................................    25
    Notes to Consolidated Financial Statements..............................................................    26

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of TransTexas Gas Corporation:

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of TransTexas Gas Corporation and its subsidiaries (debtor in possession) (the "Company") at January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As a result of the Company's bankruptcy, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities effective February 1, 2001.

PricewaterhouseCoopers LLP

Houston, Texas
April 30, 2003

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                                   JANUARY 31,
                                                                                         -------------------------------
                                                                                              2003             2002
                                                                                         --------------    -------------
                                    ASSETS
Current assets:
  Cash and cash equivalents.......................................................       $        7,518    $       6,559
  Accounts receivable, less allowance for doubtful accounts of $267 in 2003
   and 2002.......................................................................                8,741           15,267
  Inventories.....................................................................                  435              818
  Other...........................................................................                1,218            3,112
                                                                                         --------------    -------------
      Total current assets........................................................               17,912           25,756
                                                                                         --------------    -------------
Property and equipment............................................................              501,980          494,748
Less accumulated depreciation, depletion and amortization.........................              394,164          367,801
                                                                                         --------------    -------------
  Net property and equipment -- based on the full cost method of accounting for gas and oil properties of which $49,146 and $45,301 was excluded from
   amortization at January 31, 2003 and 2002, respectively........................              107,816          126,947
                                                                                         --------------    -------------
Other assets......................................................................                1,934            2,101
                                                                                         --------------    -------------
                                                                                         $      127,662    $     154,804
                                                                                         ==============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term debt............................................       $        3,502    $       2,444
  Notes payable...................................................................               51,881               --
  Accounts payable................................................................                2,157            5,805
  Accrued liabilities.............................................................               11,550           26,127
                                                                                         --------------    -------------
      Total current liabilities...................................................               69,090           34,376
                                                                                         --------------    -------------
Long-term debt, net of current maturities ........................................                  898          261,774
Production payments, net of current portion ......................................               16,373           26,005
Other liabilities ................................................................                  628            6,644
Liabilities subject to compromise.................................................              238,894               --
Redeemable preferred stock........................................................               60,822           72,125
Commitments and contingencies (Note 13)...........................................                   --               --
Stockholders' equity (deficit) (Note 2):
  Common stock, $0.01 par value, 200,000,000 shares and 100,247,500 shares authorized at January 31, 2003 and 2002; 63,448,830 shares and
   1,250,251 shares issued and outstanding at January 31, 2003 and 2002...........                  634               12
  Additional paid-in capital                                                                     79,038           25,013
  Accumulated deficit                                                                          (336,623)        (273,493)
  Accumulated other comprehensive income (loss)                                                  (2,092)           2,348
                                                                                         --------------    -------------
      Total stockholders' deficit.................................................             (259,043)        (246,120)
                                                                                         --------------    -------------
                                                                                         $      127,662    $     154,804
                                                                                         ==============    =============

    The accompanying notes are an integral part of the consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                               YEAR ENDED JANUARY 31,
                                                              -------------------------------------------------------
                                                                  2003                2002                  2001
                                                              -------------       -------------         -------------
Revenues:
   Gas, condensate and natural gas liquids .............      $      70,051       $     133,138         $     187,883
   Other ...............................................              1,029               1,245                 2,208
                                                              -------------       -------------         -------------
      Total revenues....................................             71,080             134,383               190,091
                                                              -------------       -------------         -------------
Costs and expenses:
   Operating ...........................................             11,548              19,195                19,127
   Depreciation, depletion and amortization ............             27,092              91,266                81,483
   General and administrative ..........................             16,363              19,854                20,303
   Taxes other than income taxes........................              3,266               4,175                 7,156
   Impairment of gas and oil properties.................                 --             195,065                    --
                                                              -------------       -------------         -------------
      Total costs and expenses .........................             58,269             329,555               128,069
                                                              -------------       -------------         -------------
      Operating income (loss)...........................             12,811            (195,172)               62,022
                                                              -------------       -------------         -------------
Other income (expense):
   Interest income......................................                114                 580                   574
   Interest expense, net................................            (32,051)            (35,303)              (34,069)
                                                              -------------       -------------         -------------
      Total other expense...............................            (31,937)            (34,723)              (33,495)
                                                              -------------       -------------         -------------
      Income (loss) before reorganization items
         and income taxes...............................            (19,126)           (229,895)               28,527
Reorganization items....................................               (660)                 --                    --
                                                              -------------       -------------         -------------
      Income (loss) before income taxes.................            (19,786)           (229,895)               28,527
Income tax expense (benefit)............................                 --              (9,984)                9,984
                                                              -------------       -------------         -------------
      Net income (loss).................................            (19,786)           (219,911)               18,543
Accretion of preferred stock............................             43,344              46,403                25,722
                                                              -------------       -------------         -------------
   Net loss available to common stockholders ...........      $     (63,130)      $    (266,314)        $      (7,179)
                                                              =============       =============         =============
Basic and diluted net loss per share....................      $       (2.55)      $     (213.01)        $       (5.74)
                                                              =============       =============         =============
Weighted average number of shares outstanding
   for basic and diluted net loss per share.............         24,766,425           1,250,251             1,250,251
                                                              =============       =============         =============

 The accompanying notes are an integral part of the consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                        RETAINED     ACCUMULATED
                                              COMMON STOCK           ADDITIONAL         EARNINGS        OTHER           TOTAL
                                         ----------------------    PAID-IN CAPITAL    (ACCUMULATED  COMPREHENSIVE   STOCKHOLDERS'
                                            SHARES       AMOUNT   (CAPITAL DEFICIT)     DEFICIT)    INCOME (LOSS)  EQUITY (DEFICIT)
                                         ------------    ------   -----------------   ------------  -------------  ----------------
Balance at January 31, 2000.............   74,000,000    $  740   $           (740)   $         --  $          --   $            --
  Cancellation of old common stock......  (74,000,000)     (740)               740              --             --                --
  Issuance of new common stock..........    1,250,251        12                (12)             --             --                --
  Proceeds from short-swing sale........           --        --                 25              --             --                25
  Accretion of preferred stock..........           --        --                 --         (25,722)            --           (25,722)
  Adjustment to reorganization value....           --        --             25,000              --                           25,000
  Net income............................           --        --                 --          18,543             --            18,543
                                         ------------    ------   ----------------    ------------  -------------   ---------------
Balance at January 31, 2001.............    1,250,251        12             25,013          (7,179)            --            17,846
  Cumulative effect of adopting
   SFAS 133.............................           --        --                 --              --         (1,282)           (1,282)
  Change in fair value of hedge
   agreements...........................           --        --                 --              --          2,486             2,486
  Reclassification adjustments for
   hedge agreement settlements..........           --        --                 --              --          1,144             1,144
  Accretion of preferred stock..........           --        --                 --         (46,403)            --           (46,403)
  Net loss..............................           --        --                 --        (219,911)            --          (219,911)
                                         ------------    ------   ----------------    ------------  -------------   ---------------
Balance at January 31, 2002.............    1,250,251        12             25,013        (273,493)         2,348          (246,120)
  Change in fair value of hedge
   agreements...........................           --        --                 --              --         (4,440)           (4,440)
  Reclassification adjustments for
   conversion of preferred stock........   62,198,579       622             54,025              --             --            54,647
  Accretion of preferred stock..........           --        --                 --         (43,344)            --           (43,344)
  Net loss..............................           --        --                 --         (19,786)            --           (19,786)
                                         ------------    ------   ----------------    ------------  -------------   ---------------
Balance at January 31, 2003.............   63,448,830    $  634   $         79,038    $   (336,623) $      (2,092)  $      (259,043)
                                         ============    ======   ================    ============  =============   ===============



   The accompanying notes are an integral part of the consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                                       YEAR ENDED JANUARY 31,
                                                                         ---------------------------------------------------
                                                                             2003                2002               2001
                                                                         -------------      --------------     -------------
Operating activities:
   Net income (loss)..............................................       $     (19,786)     $     (219,911)    $      18,543
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation, depletion and amortization....................              27,092              91,266            81,483
      Impairment of gas and oil properties........................                  --             195,065                --
      Accretion of discount on long-term debt.....................                 166                 161             3,813
      Amortization of debt issue costs............................               1,287                 530               343
      Deferred income taxes.......................................                  --              (9,984)            9,984
      Changes in assets and liabilities
          Accounts receivable.....................................               6,526              27,266           (22,941)
          Receivable from affiliates..............................                  --                  21             1,086
          Inventories.............................................                 383                 658               265
          Other current assets....................................                (454)              1,757            (1,595)
          Accounts payable........................................              (3,648)             (3,450)           (6,567)
          Accrued liabilities.....................................               9,618              (7,422)           23,255
          Other assets............................................                 200                 156              (112)
          Other liabilities.......................................                (373)             (1,367)          (26,635)
                                                                         -------------      --------------     -------------
           Net cash provided by operating activities..............              21,011              74,746            80,922
                                                                         -------------      --------------     -------------
Investing activities:
   Capital expenditures...........................................             (11,343)           (134,325)         (101,189)
   Proceeds from litigation settlement............................               3,000                  --                --
   Proceeds from the sale of assets...............................                 697              53,627            16,182
                                                                         -------------      --------------     -------------
           Net cash used by investing activities..................              (7,646)            (80,698)          (85,007)
                                                                         -------------      --------------     -------------
Financing activities:
   Issuance of production payments................................              27,000              49,800            27,000
   Principal payments on production payments......................             (36,865)            (36,131)          (47,303)
   Issuance of debt...............................................               2,000               2,134            32,500
   Principal payments on debt.....................................              (1,637)             (7,059)          (16,943)
   Revolving credit agreement, net................................              (1,305)            (16,639)           13,739
   Proceeds from short-swing sale.................................                  --                  --                25
   Debt issue costs...............................................              (1,599)               (309)           (2,506)
                                                                         -------------      --------------     -------------
           Net cash provided (used) by financing activities.......             (12,406)             (8,204)            6,512
                                                                         -------------      --------------     -------------
           Increase (decrease) in cash and cash equivalents.......                 959             (14,156)            2,427
Beginning cash and cash equivalents...............................               6,559              20,715            18,288
                                                                         -------------      --------------     -------------
Ending cash and cash equivalents..................................       $       7,518      $        6,559     $      20,715
                                                                         =============      ==============     =============

   The accompanying notes are an integral part of the consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization

         TransTexas Gas Corporation (together with its subsidiaries, the "Company" or "TransTexas") was incorporated in Delaware in May 1993. Prior to March 17, 2000 (the "Effective Date"), TransTexas was a subsidiary of TransAmerican Energy Corporation ("TEC"), whose ultimate parent company was TransAmerican Natural Gas Corporation ("TransAmerican"). The Company is engaged in the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids. Unless otherwise noted, the term "TransTexas" refers to TransTexas Gas Corporation and its subsidiaries, Galveston Bay Processing Corporation ("Processing") and Galveston Bay Pipeline Company ("Pipeline"). See Note 2 for a discussion of TransTexas' reorganizations.

    Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the reported amounts of gas and oil reserves. TransTexas' most significant financial estimates are based on remaining proved gas and oil reserves. Actual results could differ from these estimates.

    Cash and Cash Equivalents

         TransTexas considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at January 31, 2003 and 2002 include $0.3 million and $0.2 million, respectively, restricted for payments of future goods and services provided by certain vendors.

    Inventories

         TransTexas' inventories, which are stated at the lower of average cost or market, consist primarily of condensate produced but not sold and tubular goods.

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

         Unevaluated properties and associated costs not currently being amortized and included in gas and oil properties were $49 million and $45 million at January 31, 2003 and 2002, respectively. The properties represented by these costs were undergoing exploration activities at such date or are properties on which TransTexas intends to commence such activities in the future. TransTexas believes that the unevaluated properties at January 31, 2003 will be substantially evaluated in 12 to 24 months and it will begin to amortize these costs at such time.

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

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

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

         Through January 31, 2002, we reviewed the carrying value of our long-lived assets in accordance with provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121 and APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires assets to be evaluated for impairment when events or circumstances indicate that a long-lived asset's carrying value may not be recovered. These events include market declines, changes in the manner in which we intend to use an asset or decision to sell an asset and adverse changes in the legal or business environment. Our adoption of SFAS 144 on February 1, 2002 did not have any impact on our financial position or result of operations.

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

         In June 2001, The FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. Under SFAS 143, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Effective upon our adoption, the cumulative effect of applying SFAS 143 will be recognized as a change in accounting principle in the consolidated statements of operations.

         At January 31, 2003 the Company had not previously recorded an asset retirement obligation related to its long-lived assets. As such, the Company adopted SFAS 143 effective February 1, 2003. The Company expects the impact of adopting SFAS 143 will be a decrease to earnings, net of tax, of approximately $3 million, to be reflected as a cumulative effect of a change in accounting principle in the first quarter of fiscal year 2004.

         Liabilities for other contingencies are recognized in accordance with SFAS 5 upon identification of an exposure, which when fully analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that such a loss amount can be reasonably estimated. Non-capital costs to remedy such contingencies or other exposures are charged to a reserve, if one exists, or otherwise to current-period operations. When a range of probable loss exists, the Company accrues the lesser end of the range.

    Debt Issue Costs

         Costs related to the issuance of long-term debt are classified as "Other assets." Capitalized debt costs are amortized to interest expense over the scheduled maturity of the debt utilizing the interest method. In the event of a redemption of long-term debt, the related debt issue costs will be charged to income in the period of presentation.

    Defined Contribution Plan

         TransTexas maintains a defined contribution plan, which incorporates a "401(k) feature" as allowed under the Internal Revenue Code. All investment transactions are administered by Massachusetts Mutual Life Insurance Company. Employees who are at least 21 years of age and have completed one year of credited service are eligible to participate on the first day of the month following their eligibility. TransTexas matches employee contributions up to a maximum of 100% of the first 3% and 50% of the next 2% of the participant's compensation. TransTexas' contributions with respect to this plan totaled $0.2 million for each of the years ended January 31, 2003, 2002 and 2001. All Company contributions are currently funded.

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

    Revenue Recognition

         TransTexas recognizes revenues from the sales of natural gas, condensate and natural gas liquids in the period of delivery. Revenues are recognized from transportation of natural gas in the period the service is provided. TransTexas uses the sales method of accounting for production imbalances that arise from jointly produced properties. Volumetric production is monitored to minimize these imbalances. An imbalance liability is recorded in other liabilities if TransTexas' excess sales of production volumes exceed its share of estimated remaining recoverable reserves for such properties. Receivables are not recorded for those properties in which TransTexas has taken less than its share of production.

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

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

gas marketing activities, which would be impacted by conditions or occurrences affecting that industry. TransTexas performs ongoing credit evaluations and, generally, requires no collateral from its customers. TransTexas is not aware of any significant credit risk relating to its customers and has not experienced significant credit losses associated with such receivables.

    Hedging Agreements

         From time to time, TransTexas enters into commodity price swap agreements (the "Hedge Agreements") to reduce its exposure to price risk in the spot market for natural gas. Effective February 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which was amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These pronouncements established accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. The Company recorded a cumulative effect charge to comprehensive income of approximately $1.3 million to recognize the fair value of its liability under the Company's derivative instruments upon the adoption of SFAS 133. A summary of the Company's comprehensive loss for the years ended January 31, 2003 and 2002 is as follows (in thousands of dollars):

                                                                                  YEAR ENDED JANUARY 31,
                                                                         ----------------------------------------
                                                                                2003                  2002
                                                                         -----------------      -----------------
Comprehensive loss:
    Net loss........................................................     $         (19,786)     $        (219,911)
    Cumulative effect of adopting SFAS 133..........................                    --                 (1,282)
    Change in the fair value of hedge agreements....................                (4,440)                 2,486
    Reclassification adjustments for hedge agreement settlements....                    --                  1,144
                                                                         -----------------      -----------------
        Comprehensive loss..........................................     $         (24,226)     $        (217,563)
                                                                         =================      =================

         As of January 31, 2003, the Company had entered into the following hedging arrangements (settlement price based on a published industry index of natural gas prices at Houston Ship Channel) as cash flow hedges of forecasted sales of a portion of the Company's natural gas production:

                                                                                             CONTRACT PRICE
                                                                                          --------------------
                                                                           TOTAL                 COLLAR
                                                                        VOLUMES IN        --------------------
PERIOD                                                                    MMBtus            FLOOR     CEILING
------                                                                 -------------      ---------   -------
Natural gas:
  February 2002 - March 2002....................................             590,000       $  2.85    $  3.30
  February 2002 - July 2002.....................................           1,267,000          3.30       3.95
  April 2002 - October 2002.....................................           1,070,000          2.85       3.35
  August 2002 - October 2002....................................             644,000          3.10       3.40
  November 2002 - March 2003....................................             755,000          3.50       3.95
  November 2002 - March 2003....................................             755,000          3.50       3.90
  April 2003 - October 2003.....................................           1,284,000          3.25       4.05

         For the years ended January 31, 2003 and 2002, the Company recognized hedging gains of $0.4 million and $1.6 million, respectively, which are reflected in gas, condensate and natural gas liquids revenues. The Company recognized hedging losses of $9.1 million for the year ended January 31, 2001. At January 31, 2003 and 2002, the Company's estimated net liability of its hedging arrangements was $2.1 million and $2.3 million, respectively.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

    Net Income (Loss) Per Share

         Basic and diluted net income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during each period.

    Recently Issued Pronouncements

         For a discussion related to SFAS 143, see "Environmental Remediation Costs" under Note 1.

         In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 provides guidance for income statement classification of gains or losses from extinguishment of debt and accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. Gains or losses from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. The Company adopted SFAS 145 effective February 1, 2003, which had no impact on the Company's financial statements.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and will be used to report any future exits or disposal activities. The Company's adoption of SFAS 146 on January 1, 2003 had no effect on the Company's financial statements.

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies the requirement that a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation that the guarantor has undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material impact on the Company's financial statements.

2.       REORGANIZATIONS

         On November 14, 2002 (the "Petition Date"), TransTexas, Pipeline and Processing filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (the "Bankruptcy Court"). The bankruptcy cases are being jointly administered (see Note 13). TransTexas, Pipeline and Processing are operating their businesses and managing their properties as debtors in possession. As a result of the Chapter 11 filings, absent approval from the Bankruptcy Court, the Company is prohibited from paying, and creditors are prohibited from attempting to collect, claims or debts arising prior to the Petition Date.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

         The Company expects to file its Plan of Reorganization and Disclosure Statement with the Bankruptcy Court on May 1, 2003. Additional information with respect to the Plan of Reorganization and Disclosure Statement will be provided on Form 8-K or by an amendment to this Form 10-K. At this time, it is not possible to predict the outcome of the bankruptcy proceedings or the effect on the business of the Company or on the interests of creditors, royalty owners or stockholders.

         Management's revised business model is centered around the promotion of working interest partners who carry a significant portion of the capital expenditures necessary to evaluate the Company's properties, much of which are unevaluated as of January 31, 2003. The Company intends to finance its share of the necessary capital expenditures through cash flow from operations, production payment issuances and any supplemental fundings provided pursuant to its emergence from bankruptcy proceedings. However, there can be no assurance that working interest partners can be obtained on terms acceptable to the Company, or additional financing obtained, to evaluate the Company's properties in a timely manner.

         As a result of the bankruptcy filing, a significant amount of the Company's liabilities, including secured debt, are subject to compromise. As of January 31, 2003, liabilities subject to compromise included the following (in thousands of dollars):

         Long-term debt................................      $     205,197
         Note payable .................................              2,000
         Accrued liabilities...........................             26,054
         Other liabilities.............................              5,643
                                                             -------------
                                                             $     238,894
                                                             =============

         The consolidated financial statements as of January 31, 2003 and for the year then ended have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). As of the petition date, in accordance with SOP 90-7, the Company discontinued the accrual of interest and amortization of deferred debt issue costs related to liabilities subject to compromise. If such interest had continued to be accrued, based on contractual terms without increase for default provisions, and related deferred debt issue costs continued to be amortized, interest expense for the fiscal year ended January 31, 2003 would have been increased $6.7 million.

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

    Prior Reorganization

         On April 19, 1999 ("Prior Petition Date"), TransTexas filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On April 20, 1999, TEC and its wholly owned subsidiary, TransAmerican Refining Corporation ("TARC") also filed voluntary petitions under Chapter 11. On May 20, 1999, the cases were transferred to the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division ("Prior Bankruptcy"). This Chapter 11 filing did not include TransTexas' subsidiaries. The Company's Second Amended, Modified and Restated Plan of Reorganization dated January 25, 2000 (the "Prior Plan") was confirmed by the Bankruptcy Court on February 7, 2000. The Effective Date of the Prior Plan is March 17, 2000.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.       LIQUIDITY

         In order to maintain or increase proved oil and gas reserves, TransTexas is required to make substantial capital expenditures for the exploration and development of natural gas and oil prospects. Absent the November 14, 2002 Chapter 11 filing, TransTexas remains highly leveraged and a substantial portion of its cash flow will be required for debt service. In addition, cash flow from operations is dependent on the level of gas and oil prices, which are historically volatile. Management plans to fund TransTexas' 2004 debt service requirements and capital expenditures with cash flows from operating activities and borrowings under the production payment drilling program and other financings. In addition, the Company has commenced negotiations for joint venture drilling opportunities with several unrelated entities. Should these drilling prospects not be productive or should oil and gas prices decline for a prolonged period, absent other sources of capital, the Company would substantially reduce its capital expenditures, which would limit its ability to maintain or increase production and in turn meet its debt service requirements. Asset sales and financings are restricted under the terms of TransTexas' debt documents and Senior Preferred Stock.

4.       OTHER CURRENT ASSETS

         The major components of other current assets are as follows (in thousands of dollars):

                                                      JANUARY 31,
                                                -----------------------
                                                  2003           2002
                                                --------       --------
         Prepayments:
            Trade............................   $    123       $    485
            Insurance........................        607            252
         Fair value of hedging contracts.....         --          2,348
         Legal...............................        488             27
                                                --------       --------
                                                $  1,218       $  3,112
                                                ========       ========

5.       PROPERTY AND EQUIPMENT

         The major components of property and equipment, at cost, are as follows (in thousands of dollars):

                                                      JANUARY 31,
                                                -----------------------
                                                  2003           2002
                                                --------       --------
         Gas and oil properties ...........     $446,059       $437,813
         Gas gathering and transportation..       50,236         50,462
         Equipment and other ..............        5,685          6,473
                                                --------       --------
                                                $501,980       $494,748
                                                ========       ========

         In October 2001, TransTexas sold its interest in the Bob West field in Zapata County, Texas for a sales price of $56.5 million, exclusive of closing costs.

         TransTexas incurred approximately $39.0 million, $46.7 million and $48.2 million of interest charges of which approximately $6.9 million, $11.4 million and $14.1 million were capitalized for the years ended January 31, 2003, 2002 and 2001, respectively. Capitalized interest is included as part of the cost of gas and oil properties. TransTexas uses capitalization rates based on its weighted average cost of borrowings used to finance such expenditures.

         For the year ended January 31, 2002, TransTexas recorded impairment losses related to write-downs of $195.1 million of its net capitalized costs of gas and oil properties to the cost center ceiling in accordance with the full cost method of accounting.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.       OTHER ASSETS

         The major components of other assets are as follows (in thousands of dollars):

                                                                                              JANUARY 31,
                                                                                   -------------------------------
                                                                                        2003              2002
                                                                                   -------------     -------------
         Debt issue costs, net of accumulated amortization of $2,750 at
            January 31, 2003 and $1,184 at January 31, 2002 ....................   $       1,665     $       1,632
         Other .................................................................             269               469
                                                                                   -------------     -------------
                                                                                   $       1,934     $       2,101
                                                                                   =============     =============


7.       LONG-TERM DEBT AND PRODUCTION PAYMENTS

    Long-Term Debt

         Long-term debt consists of the following (in thousands of dollars):

                                                                                              JANUARY 31,
                                                                                   -------------------------------
                                                                                        2003              2002
                                                                                   -------------     -------------
         15% Senior Secured Notes due 2005 .....................................   $     200,000*    $     200,000
         Revolving Credit Note..................................................          30,000            30,000
         Term Note..............................................................          21,881            22,106
         Note payable at 8% due 2005............................................           5,197*            5,209
         Revolving credit agreement ............................................              --             1,305
         Notes payable, ranging from 8% to 10%, due through 2005................           4,400             5,598
                                                                                   -------------     -------------
             Total long-term debt...............................................         261,478           264,218
         Less liabilities subject to compromise.................................         205,197*               --
         Less Revolving Credit Note and Term Note reclassified to current.......          51,881                --
         Less current maturities................................................           3,502             2,444
                                                                                   -------------     -------------
                                                                                   $         898     $     261,774
                                                                                   =============     =============

         (*) Subject to compromise (see Note 2).

         Aggregate annual maturities of long-term debt for fiscal years 2004 to 2006 are $3.5 million, $0.9 million and $51.9 million, respectively. Prior to the Company's bankruptcy filing in November 2002, all of the Company's long-term debt was scheduled to be paid by the end of fiscal year 2006.

         On the Effective Date, the Company and GMAC Commercial Credit LLC ("GMACC") entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement, dated as of March 15, 2000 (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $7.5 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1% payable monthly in arrears. As of January 31, 2003, there were no outstanding advances under the Accounts Receivable Facility and the Company had availability for advances of approximately $1.8 million. Interim and Final Financing Orders of the Bankruptcy Court modified the maximum loan amount under the Accounts Receivable Facility and modified certain other terms of the facility. Pursuant to these Interim and Final Orders, GMACC waived compliance with certain provisions of the facility. Pursuant to the Final Financing Order, the Accounts Receivable Facility is due on August 7, 2003.

         On the Effective Date, the Company, as Borrower, and Processing and Pipeline, as Guarantors, entered into an Oil and Gas Revolving Credit and Term Loan Agreement, dated as of March 15, 2000 (the "Oil and Gas Facility") with GMACC, as a Lender and as Agent. The Oil and Gas facility consists of a term loan (the "Term Loan") in the amount of $22.5 million and a revolving facility (the "Revolving Loan") in a maximum amount of $30 million (all of which was funded on the Effective Date). The Term Loan bears interest at a rate of 14% per annum and the Revolving Loan bears interest at a rate of 13 1/2% per

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

annum. Interest on the Term Loan and the Revolving Loan is payable monthly in arrears. Principal amortization of the Term Loan is due in 20 quarterly installments of $56,250 each beginning June 14, 2000, with the balance due March 14, 2005; however the Company may, and in certain circumstances must, make prepayments of such amount. If, subsequent to such prepayments, the Company demonstrates sufficient collateral value meeting the requirements of the Oil and Gas Facility provisions, the Company may be entitled to borrow additional advances under the Revolving Loan. The Oil and Gas Facility is secured by substantially all of the assets of the Company. The security interest in accounts receivable and inventory securing the Oil and Gas Facility is subordinated to the security interest of GMACC under the Accounts Receivable Facility. Interim and Final Financing Orders of the Bankruptcy Court modified certain terms of the Oil and Gas Facility. Pursuant to these Interim and Final Orders, GMACC waived compliance with certain provisions of the facility. Pursuant to the Final Financing Order, the Oil and Gas Facility is due on August 7, 2003.

         On the Effective Date, the Company, as Issuer, Pipeline and Processing, as Guarantors, and U.S. Bank, N.A., as successor indenture trustee to Firstar Bank, N.A., entered into an Indenture dated as of March 15, 2000, pursuant to which the Company issued the Notes. Interest on the Notes is due semi-annually on March 15 and September 15. The Notes are secured by substantially all of the assets of the Company other than accounts receivable and inventory. The Indenture contains certain covenants that restrict the Company's ability to incur indebtedness, engage in related party transactions, dispose of assets or engage in sale/leaseback transactions, issue dividends on common stock, change its line of business, consolidate or merge with or into another entity or convey, transfer or lease all or substantially all of its assets, and suffer a change of control. The security interest in favor of the Trustee is subordinated to the Security Interest in favor of the Agent under the Oil and Gas Facility. The fair value of the Notes, based on quoted market prices on January 31, 2003, was $70 million.

         On March 15, 2002, Credit Suisse First Boston Management Corporation ("CSFB") and the Company, as borrower, and Processing, as guarantor, entered into an unsecured Term Loan Agreement, wherein CSFB advanced to the Company the principal sum of $2.0 million which was due and payable, together with interest at a rate of 15% per annum, on October 15, 2002. The Company has not paid the principal and accrued interest of this loan and is in default under its terms. At January 31, 2003, the outstanding balance of this loan is included in liabilities subject to compromise. CSFB is the beneficial owner of more than 10% of each of the 15% Notes, Class A Common Stock and Senior Preferred Stock.

         In December 1998, TransTexas borrowed $5.65 million from an unaffiliated third party in order to meet a portion of its December 31, 1998 interest payment obligations. In accordance with the Plan, the principal amount of the note was increased to $6.7 million, bears interest at 8% and is collateralized by a pledge of the stock of Processing and a mortgage on the Winnie, Texas processing facility. At January 31, 2003, the undiscounted principal balance outstanding of this note was $3.2 million.

         Additional notes payable totaling $1.2 million and $6.8 million at January 31, 2003 and 2002, respectively, consist of amounts payable pursuant to the Prior Plan in settlement of the claims of certain creditors. Such amounts are generally payable over a five year period with stated interest rates ranging from 8% to 10%; however, these notes have been discounted to an effective interest rate of 14%.

    Production Payments

         In March 2000, TransTexas entered into a production payment drilling program agreement with two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties ("Subject Interests"). The Company has the right to offer additional interests to the production payment parties at a negotiated purchase price. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In March 2002, the Company closed an Eighth Supplement to the production payment whereby the Company received $14.0 million. In June 2002, the Company closed a Ninth Supplement to the production payment whereby the Company received $13.0 million in exchange for additional properties being made subject to the production payment. As of January 31, 2003, the outstanding balance of the production payment was $18.6 million, of which $2.2 million attributable to produced volumes is included in accrued liabilities. The Oil and Gas Facility places certain restrictions on the amount that may be outstanding under the production payment. In April 2003, the Company closed a Tenth Supplement to the production payment whereby the Company received $5.0 million.

         In connection with the production payment, the Company entered into various marketing and processing agreements with one of the third parties. Pursuant to these agreements, the Company pays a nominal marketing fee with respect to the Company's production associated with the New Subject Interests. In addition, the third party pays a fee for certain processing services provided by Processing.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         The following information reflects TransTexas' noncash activities (in thousands of dollars):

                                                                                                YEAR ENDED JANUARY 31,
                                                                                  ------------------------------------------------
                                                                                      2003               2002              2001
                                                                                  ------------      -------------      -----------
             Accretion of stock.............................................      $     43,344      $      46,403      $    25,722
                                                                                  ============      =============      ===========
             Conversion of preferred stock..................................      $     54,647      $          --      $        --
                                                                                  ============      =============      ===========
             (Increase) decrease in fair value of hedging agreements........      $      4,440      $      (2,486)     $        --
                                                                                  ============      =============      ===========
             Capitalization of amortization of debt issuance costs..........      $        279      $         171      $       139
                                                                                  ============      =============      ===========
             Cancellation of old common stock...............................      $         --      $          --      $       740
                                                                                  ============      =============      ===========
             Issuance of new common stock...................................      $         --      $          --      $        12
                                                                                  ============      =============      ===========

         Cash paid for interest is as follows (in thousands of dollars):

                                                                                                 YEAR ENDED JANUARY 31,
                                                                                  ------------------------------------------------
                                                                                      2003               2002              2001
                                                                                  ------------      -------------      -----------
         Interest...........................................................      $     20,703      $      33,321      $    16,352
                                                                                  ============      =============      ===========


9.       ACCRUED LIABILITIES

         Accrued liabilities classified as current liabilities consist of the following (in thousands of dollars):

                                                                                         JANUARY 31,
                                                                               -------------------------------
                                                                                   2003               2002
                                                                               ------------      -------------
      Royalties..........................................................      $      1,200      $       2,110
      Taxes other than income taxes......................................             2,560                498
      Accrued interest...................................................               949             14,803
      Payroll............................................................             1,325              1,090
      Current portion of production payments.............................             2,235              2,468
      Hedging losses.....................................................             2,390                 --
      Accrued insurance..................................................               127              1,980
      Reorganization claims..............................................               608              2,084
      Other..............................................................               156              1,094
                                                                               ------------      -------------
                                                                               $     11,550      $      26,127
                                                                               ============      =============

10.      OTHER LIABILITIES

         The major components of other liabilities are as follows (in thousands of dollars):

                                                                                         JANUARY 31,
                                                                               -------------------------------
                                                                                   2003               2002
                                                                               ------------      -------------
      Reorganization claims..............................................      $        625      $       6,644
      Other..............................................................                 3                 --
                                                                               ------------      -------------
                                                                               $        628      $       6,644
                                                                               ============      =============

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.      INCOME TAXES

         Income tax expense (benefit) includes the following (in thousands of dollars):

                                                                                       YEAR ENDED JANUARY 31,
                                                                         ------------------------------------------------
                                                                             2003               2002             2001
                                                                         ------------      -------------      -----------
         Federal:
           Deferred .............................................        $         --      $      (9,984)     $     9,984
                                                                         ============      =============      ===========

         Total income tax expense differs from amounts computed by applying the statutory federal income tax rate to income before income taxes. The items accounting for this difference are as follows (in thousands of dollars):

                                                                                       YEAR ENDED JANUARY 31,
                                                                         ------------------------------------------------
                                                                             2003               2002              2001
                                                                         ------------      -------------      -----------
         Federal income tax expense (benefit) at the
              statutory rate.......................................      $     (6,925)     $     (80,463)     $     9,984
         Increase (decrease) in tax resulting from:
              Valuation allowance..................................             6,925             70,479               --
                                                                         ------------      -------------      -----------
                                                                         $         --      $      (9,984)     $     9,984
                                                                         ============      =============      ===========

         Significant components of TransTexas' tax attributes are as follows (in thousand of dollars):

                                                                                              JANUARY 31,
                                                                              -------------------------------------------
                                                                                     2003                     2002
                                                                              ------------------       ------------------
         Deferred tax assets:
              Depreciation, depletion and amortization.............           $           63,147       $           56,634
              Net operating loss carryforwards.....................                       14,257                   13,845
                                                                              ------------------       ------------------
                                                                                          77,404                   70,479
              Valuation allowance..................................                      (77,404)                 (70,479)
                                                                              ------------------       ------------------
                   Net deferred tax assets ........................                           --                       --
                                                                              ------------------       ------------------
                                                                              $               --       $               --
                                                                              ==================       ==================

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

         As a former member of the affiliated group for tax purposes (the "TNGC Consolidated Group") which included TNGC Holdings Corporation, the sole stockholder of TransAmerican ("TNGC"), TransAmerican, TEC, TransTexas and TARC, TransTexas will be severally liable for any tax liability resulting from any transaction of the TNGC Consolidated Group that occurred during any taxable year of the TNGC Consolidated Group during which TransTexas was a member, including the above described transactions. During fiscal year 1997, the IRS commenced an audit of the consolidated federal income tax returns of the TNGC Consolidated Group for its taxable years ended July 31, 1994 and July 31, 1995. The Company has been advised by the IRS that they have completed their audit and do not propose any adjustments.

         TransTexas expects that a significant portion of its net operating loss carryovers ("NOLs") will be eliminated and the use of those NOLs that are not eliminated will be severely restricted as a consequence of TransTexas' reorganization. In addition, certain other tax attributes of TransTexas may under certain circumstances be eliminated or reduced as a consequence of TransTexas' reorganization. The potential elimination or reduction of NOLs and such other tax attributes may substantially increase the amount of tax payable by TransTexas.

         Since the Effective Date, TransTexas had NOLs for federal income tax purposes of approximately $40.7 million that may be used in future years to offset taxable income. The NOLs will begin to expire during the years 2021 through 2024.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.      RELATED PARTY TRANSACTIONS

         In March 2002, John R. Stanley resigned as Chief Executive Officer and as Chairman and member of the Board of Directors of the Company. Mr. Stanley's employment agreement provided that the Company would pay Mr. Stanley $3.0 million in cash upon the termination of his employment. A separation agreement between Mr. Stanley and the Company provided that the Company would pay Mr. Stanley $3.0 million in installments, together with interest at a rate of 10% per annum. At January 31, 2003, the severance remaining to be paid to Mr. Stanley was $0.8 million and this amount is included in liabilities subject to compromise.

         As discussed above (see Note 7), the Company and CSFB entered into an unsecured Term Loan Agreement wherein CSFB advanced to the Company the principal sum of $2.0 million. CSFB is the beneficial owner of more than 10% of each of the 15% Notes, Class A Common Stock and Senior Preferred Stock.

13.      COMMITMENTS AND CONTINGENCIES

    Environmental Matters

         TransTexas' operations and properties are subject to extensive federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials into the environment. Permits are required for various of TransTexas' operations, and these permits are subject to revocation, modification, and renewal by issuing authorities. TransTexas also is subject to federal, state, and local laws and regulations that impose liability for the cleanup or remediation of property which has been contaminated by the discharge or release of hazardous materials or wastes into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunctions, or both. TransTexas believes that it is in material compliance with applicable environmental laws and regulations. Noncompliance with such laws and regulations could give rise to compliance costs and administrative penalties. It is not anticipated that TransTexas will be required in the near future to expend amounts that are material to the financial condition or operations of TransTexas by reason of environmental laws and regulations, but because such laws and regulations are frequently changed and, as a result, may impose increasingly strict requirements, TransTexas is unable to predict the ultimate cost of complying with such laws and regulations.

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

         Litigation Settlement. In October 2002, TransTexas entered into a settlement agreement with an unaffiliated oilfield service company whereby that company paid TransTexas $3.0 million. This settlement was approved by the Bankruptcy Court on December 4, 2002.

         Prior Plan. TransTexas is a party to various claims and litigation arising out of the Prior Bankruptcy. Any obligations of the Company in respect of such claims and litigation arising out of the Prior Bankruptcy will be discharged or otherwise disposed of pursuant to the Prior Plan. Recovery of these obligations, if any, will be limited to any collateral held by the claimant and/or such claimant's pro rata share of amounts available to pay general unsecured claims.

         General. TransTexas is a party to various claims and routine litigation arising in the normal course of its business. The resolution in any reporting period of one or more of the such claims or litigation could have a material effect on TransTexas' results of operations and cash flows for that period. Although the outcome of claims and litigation cannot be predicted with certainty, TransTexas does not expect that any of these various claims or routine litigation matters will have a material adverse effect on its financial position.

    Operating Leases

         As of January 31, 2003, TransTexas had long-term leases covering land and other property and equipment. Rental expense was approximately $2 million for the year ended January 31, 2003 and approximately $3 million for each of the years ended January 31, 2002 and 2001, respectively. Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of January 31, 2003, are as follows (in thousands of dollars): 2004-$73, 2005-$73, 2006-$66, 2007-$7.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Drilling Rig Commitment

         During February 2001, TransTexas entered into a one-year contract with an independent contractor for utilization of a drilling rig capable of drilling wells to a depth of approximately 18,500 feet. TransTexas utilized this rig to drill wells in the Galveston Bay area. As of January 31, 2003, the balance remaining to be paid under this contract, which commenced in May 2001, was approximately $1 million. In April 2003, the independent contractor released TransTexas from any claim that it had under the 2001 contract.

    Gas Delivery Agreements

         TransTexas has entered into contracts with Kinder Morgan Ship Channel Pipeline, L.P., formerly Tejas Ship Channel, LLC, for transportation of its production from the Eagle Bay field to the Winnie facilities at a fixed negotiated rate. Under these contracts, the Company has agreed to deliver the first 75,000 MMBtu per day of natural gas and associated condensate to Kinder Morgan Ship Channel Pipeline, L.P.

         The Company also entered into a contract with a subsidiary of Duke Energy Field Services, LLC for transportation of natural gas on a firm and interruptible basis from the Winnie facility to natural gas liquids recovery facilities located in the Beaumont/Port Arthur, Texas area, and residue gas from these facilities to various distribution points. Under the agreement, the Company has agreed to deliver the first 56,250 Mcf of natural gas and 19,500 MMBtu of residue gas per day to Duke Energy Field Services. Transportation fees for natural gas and residue gas are based on fixed negotiated rates.

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

         In the aggregate 164,333,875 shares of Senior Preferred Stock representing one-half of all of the outstanding Senior Preferred Stock were converted into 59,101,243 shares of Class A Common Stock and 25,240,513 shares of Junior Preferred Stock representing all of the outstanding Junior Preferred Stock were converted into 3,097,336 shares of Class A Common Stock. Since the Company did not pay the required dividend payments, holders of the Senior Preferred Stock have the right, voting separately as a class, to elect all five directors to the Company's Board of Directors. On December 16, 2002 and March 17, 2003, the Company did not make the required cash dividend payments to the remaining holders of the Senior Preferred Stock. The Company does not anticipate paying cash dividends on the Senior Preferred Stock in the future.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

16.      BUSINESS SEGMENTS

         TransTexas currently conducts its operations in one industry segment, exploration and production ("E&P"), which explores for, develops, produces and markets natural gas, condensate and natural gas liquids. All of TransTexas' significant gas and oil operations are located along the Texas Gulf Coast. TransTexas' revenues are derived principally from sales to interstate and intrastate gas pipelines, direct end users, industrial companies, marketers and refiners located in the United States.

         For the year ended January 31, 2003, two customers provided approximately $50 million in E&P revenues. For the year ended January 31, 2002, two customers provided approximately $88 million in E&P revenues. For the year ended January 31, 2001, two customers provided approximately $124 million in E&P revenues. TransTexas believes that the loss of any single purchaser would not have a material adverse effect on TransTexas due to the availability of other purchasers for its production at comparable prices

17. CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (In thousands, except per share data)

                                                                               YEAR ENDED JANUARY 31, 2003
                                                                  -------------------------------------------------------
                                                                     1ST           2ND            3RD             4TH
                                                                   QUARTER       QUARTER        QUARTER         QUARTER
                                                                  --------      ---------      ---------      -----------
         Revenues...........................................      $ 21,973      $  19,745      $  15,149      $    14,213
         Operating income...................................         2,181          5,284          2,414            2,932
         Net loss...........................................        (7,350)        (4,640)        (7,375)            (421)
         Net loss per share -- basic and diluted............        (18.14)        (13.56)         (0.52)           (0.11)

                                                                               YEAR ENDED JANUARY 31, 2002
                                                                  -------------------------------------------------------
                                                                     1ST           2ND            3RD             4TH
                                                                   QUARTER       QUARTER        QUARTER         QUARTER
                                                                  --------      ---------      ---------      -----------
         Revenues...........................................      $ 47,417      $  29,962      $  32,373      $    24,631
         Operating income (loss)............................        14,958        (60,580)       (43,575)        (105,975)
         Net income (loss)..................................         4,380        (56,406)       (52,531)        (115,354)
         Net loss per share-- basic and diluted.............         (4.21)        (53.80)        (51.78)         (103.22)

                                                                               YEAR ENDED JANUARY 31, 2001
                                                                  -------------------------------------------------------
                                                                     1ST           2ND            3RD             4TH
                                                                   QUARTER       QUARTER        QUARTER         QUARTER
                                                                  --------      ---------      ---------      -----------
         Revenues...........................................      $ 38,609      $  44,240      $  50,082      $    57,160
         Operating income...................................         6,949         13,206         19,044           22,823
         Net income (loss)..................................        (2,232)         3,917          6,912            9,946
         Net income (loss) per share-- basic
           and diluted......................................         (5.72)         (5.03)          2.69             2.32

18.      SUPPLEMENTAL GUARANTOR INFORMATION

         Galveston Bay Pipeline Company and Galveston Bay Processing Corporation are guarantors of the Notes and the Oil and Gas Facility. Separate financial statements of the Guarantors are not considered to be material to holders of the Notes and GMACC. The following condensed consolidating financial statements present supplemental information of the Guarantors as of and for the years ended January 31, 2003 and 2002.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 31, 2003
                            (IN THOUSANDS OF DOLLARS)

                                                                       GALVESTON       GALVESTON
                                                                          BAY             BAY                         CONSOLIDATED
                                                       TRANSTEXAS      PIPELINE        PROCESSING    ELIMINATIONS      TRANSTEXAS
                                                       ----------      ---------       ----------    ------------     ------------
                    ASSETS
Current assets:
   Cash and cash equivalents ..................        $   7,188       $       3       $     327      $                $   7,518
   Accounts receivable ........................            8,602              --             139             --            8,741
   Receivables from affiliates ................           17,639              --              --        (17,639)              --
   Inventories ................................              435              --              --             --              435
   Other ......................................            1,218              --              --             --            1,218
                                                       ---------       ---------       ---------      ---------        ---------
     Total current assets .....................           35,082               3             466        (17,639)          17,912
                                                       ---------       ---------       ---------      ---------        ---------
Property and equipment ........................          488,066           2,271          11,643             --          501,980
Less accumulated depreciation, depletion and
   amortization ...............................          388,329             866           4,969             --          394,164
                                                       ---------       ---------       ---------      ---------        ---------
     Net property and equipment ...............           99,737           1,405           6,674             --          107,816
                                                       ---------       ---------       ---------      ---------        ---------

Other assets ..................................            1,936              --              --             (2)           1,934
                                                       ---------       ---------       ---------      ---------        ---------
                                                       $ 136,755       $   1,408       $   7,140      $ (17,641)       $ 127,662
                                                       =========       =========       =========      =========        =========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term debt .......        $   3,411       $      26       $      65      $      --        $   3,502
   Notes payable ..............................           51,881              --              --             --           51,881
   Accounts payable ...........................            2,032               4             121             --            2,157
   Accrued liabilities ........................           11,410              12             128             --           11,550
                                                       ---------       ---------       ---------      ---------        ---------
     Total current liabilities ................           68,734              42             314             --           69,090
                                                       ---------       ---------       ---------      ---------        ---------
Payable to affiliates .........................               --           2,423          15,216        (17,639)              --
Long-term debt, net of current maturities......              528             276              94             --              898
Production payments, net of current portion....           16,373              --              --             --           16,373
Other liabilities .............................              628              --              --             --              628
Liabilities subject to compromise .............          238,894              --              --             --          238,894
Redeemable preferred stock ....................           60,822              --              --             --           60,822
Stockholders' equity (deficit):
   Common stock ...............................              634              --              --             --              634
   Additional paid-in capital .................           79,038               1               1             (2)          79,038
   Accumulated deficit ........................         (326,804)         (1,334)         (8,485)            --         (336,623)
   Accumulated other comprehensive loss .......           (2,092)             --              --             --           (2,092)
                                                       ---------       ---------       ---------      ---------        ---------
     Total stockholders' deficit ..............         (249,224)         (1,333)         (8,484)            (2)        (259,043)
                                                       ---------       ---------       ---------      ---------        ---------
                                                       $ 136,755       $   1,408       $   7,140      $ (17,641)       $ 127,662
                                                       =========       =========       =========      =========        =========

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 31, 2002
                            (IN THOUSANDS OF DOLLARS)

                                                                       GALVESTON       GALVESTON
                                                                          BAY             BAY                         CONSOLIDATED
                                                       TRANSTEXAS       PIPELINE       PROCESSING    ELIMINATIONS      TRANSTEXAS
                                                       ----------      ---------       ----------    ------------     ------------
                    ASSETS
Current assets:
   Cash and cash equivalents ..................        $   6,058       $      33       $     468      $                $   6,559
   Accounts receivable ........................           15,033              --             234             --           15,267
   Receivables from affiliates ................           15,523              --              --        (15,523)              --
   Inventories ................................              818              --              --             --              818
   Other ......................................            3,110              --               2             --            3,112
                                                       ---------       ---------       ---------      ---------        ---------
     Total current assets .....................           40,542              33             704        (15,523)          25,756
                                                       ---------       ---------       ---------      ---------        ---------
Property and equipment ........................          480,850           2,267          11,631             --          494,748
Less accumulated depreciation, depletion and
   amortization ...............................          363,343             653           3,805             --          367,801
                                                       ---------       ---------       ---------      ---------        ---------
     Net property and equipment ...............          117,507           1,614           7,826             --          126,947
                                                       ---------       ---------       ---------      ---------        ---------
Other assets ..................................            2,103              --              --             (2)           2,101
                                                       ---------       ---------       ---------      ---------        ---------
                                                       $ 160,152       $   1,647       $   8,530      $ (15,525)       $ 154,804
                                                       =========       =========       =========      =========        =========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term debt .......        $   2,353       $      17       $      74      $      --        $   2,444
   Accounts payable ...........................            5,546              --             259             --            5,805
   Accrued liabilities ........................           26,115              --              12             --           26,127
                                                       ---------       ---------       ---------      ---------        ---------
     Total current liabilities ................           34,014              17             345             --           34,376
                                                       ---------       ---------       ---------      ---------        ---------
Payable to affiliates .........................              (28)          1,948          13,603        (15,523)              --
Long-term debt, net of current maturities .....          261,050             580             144             --          261,774
Production payments, net of current portion....           26,005              --              --             --           26,005
Other liabilities .............................            6,644              --              --             --            6,644
Redeemable preferred stock ....................           72,125              --              --             --           72,125
Stockholders' equity (deficit):
   Common stock ...............................               12              --              --             --               12
   Additional paid-in capital .................           25,013               1               1             (2)          25,013
   Accumulated deficit ........................         (267,031)           (899)         (5,563)            --         (273,493)
   Accumulated other comprehensive income .....            2,348              --              --             --            2,348
                                                       ---------       ---------       ---------      ---------        ---------
     Total stockholders' deficit ..............         (239,658)           (898)         (5,562)            (2)        (246,120)
                                                       ---------       ---------       ---------      ---------        ---------
                                                       $ 160,152       $   1,647       $   8,530      $ (15,525)       $ 154,804
                                                       =========       =========       =========      =========        =========

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                           YEAR ENDED JANUARY 31, 2003
                            (IN THOUSANDS OF DOLLARS)

                                                                       GALVESTON       GALVESTON
                                                                          BAY             BAY                         CONSOLIDATED
                                                       TRANSTEXAS       PIPELINE       PROCESSING    ELIMINATIONS      TRANSTEXAS
                                                       ----------      ---------       ----------    ------------     ------------
Revenues:
   Gas, condensate and natural gas liquids.....        $  70,051       $      --       $      --      $      --        $  70,051
   Other.......................................              119              45           3,639         (2,774)           1,029
                                                       ---------       ---------       ---------      ---------        ---------
     Total revenues............................           70,170              45           3,639         (2,774)          71,080
                                                       ---------       ---------       ---------      ---------        ---------
Costs and expenses:
   Operating...................................           10,559              19           3,744         (2,774)          11,548
   Depreciation, depletion and amortization....           25,720             213           1,159             --           27,092
   General and administrative..................           16,283               8              72             --           16,363
   Taxes other than income taxes...............            3,141               2             123             --            3,266
                                                       ---------       ---------       ---------      ---------        ---------
     Total costs and expenses..................           55,703             242           5,098         (2,774)          58,269
                                                       ---------       ---------       ---------      ---------        ---------
     Operating income (loss)...................           14,467            (197)         (1,459)            --           12,811
                                                       ---------       ---------       ---------      ---------        ---------
Other income (expense):
   Interest income.............................              111              --               3             --              114
   Interest expense, net.......................          (30,354)           (235)         (1,462)            --          (32,051)
                                                       ---------       ---------       ---------      ---------        ---------
     Total other expense.......................          (30,243)           (235)         (1,459)            --          (31,937)
                                                       ---------       ---------       ---------      ---------        ---------
     Loss before reorganization items .........          (15,776)           (432)         (2,918)            --          (19,126)
   Reorganization items........................             (653)             (3)             (4)            --             (660)
                                                       ---------       ---------       ---------      ---------        ---------
     Net loss..................................        $ (16,429)      $    (435)      $  (2,922)     $      --        $ (19,786)
                                                       =========       =========       =========      =========        =========

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                           YEAR ENDED JANUARY 31, 2002
                            (IN THOUSANDS OF DOLLARS)

                                                                       GALVESTON       GALVESTON
                                                                          BAY             BAY                         CONSOLIDATED
                                                       TRANSTEXAS       PIPELINE       PROCESSING    ELIMINATIONS      TRANSTEXAS
                                                       ----------      ---------       ----------    ------------     ------------
Revenues:
   Gas, condensate and natural gas liquids.....        $ 133,138       $      --       $      --      $      --        $ 133,138
   Other.......................................              167             285           4,307         (3,514)           1,245
                                                       ---------       ---------       ---------      ---------        ---------
     Total revenues............................          133,305             285           4,307         (3,514)         134,383
                                                       ---------       ---------       ---------      ---------        ---------
Costs and expenses:
   Operating...................................           18,089               9           4,611         (3,514)          19,195
   Depreciation, depletion and amortization....           89,110             339           1,817             --           91,266
   General and administrative..................           19,559             201              94             --           19,854
   Taxes other than income taxes...............            4,045               2             128             --            4,175
   Impairment of gas and oil properties........          195,065              --              --             --          195,065
                                                       ---------       ---------       ---------      ---------        ---------
     Total costs and expenses..................          325,868             551           6,650         (3,514)         329,555
                                                       ---------       ---------       ---------      ---------        ---------
     Operating loss............................         (192,563)           (266)         (2,343)            --         (195,172)
                                                       ---------       ---------       ---------      ---------        ---------
Other income (expense):
   Interest income.............................              573              --               7             --              580
   Interest expense, net.......................          (33,463)           (291)         (1,549)            --          (35,303)
                                                       ---------       ---------       ---------      ---------        ---------
     Total other expense.......................          (32,890)           (291)         (1,542)            --          (34,723)
                                                       ---------       ---------       ---------      ---------        ---------
     Loss before income taxes..................         (225,453)           (557)         (3,885)            --         (229,895)
   Income tax benefit - deferred...............           (9,984)             --              --             --           (9,984)
                                                       ---------       ---------       ---------      ---------        ---------
     Net loss..................................        $(215,469)      $    (557)      $  (3,885)     $      --        $(219,911)
                                                       =========       =========       =========      =========        =========

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                           YEAR ENDED JANUARY 31, 2003
                            (IN THOUSANDS OF DOLLARS)

                                                                       GALVESTON       GALVESTON
                                                                          BAY             BAY                         CONSOLIDATED
                                                       TRANSTEXAS       PIPELINE       PROCESSING    ELIMINATIONS      TRANSTEXAS
                                                       ----------      ---------       ----------    ------------     ------------
Operating activities:
   Net loss........................................    $ (16,429)      $    (435)      $  (2,922)     $      --        $ (19,786)
    Adjustments to reconcile net loss to net cash
         provided (used) by operating activities:
   Depreciation, depletion and amortization........       25,720             213           1,159             --           27,092
   Accretion of discount on long-term debt.........          127              20              19             --              166
   Amortization of debt issue costs................        1,287              --              --             --            1,287
   Changes in assets and liabilities:
     Accounts receivable...........................        6,431              --              95             --            6,526
     Receivable from affiliates....................       (2,088)             --              --          2,088               --
     Inventories...................................          383              --              --             --              383
     Other current assets..........................         (456)             --               2             --             (454)
     Accounts payable..............................       (3,514)              4            (138)            --           (3,648)
     Accrued liabilities...........................        9,490              12             116             --            9,618
     Transactions with affiliates, net.............           --             475           1,613         (2,088)              --
     Other assets..................................          200              --              --             --              200
     Other liabilities.............................         (373)             --              --             --             (373)
                                                       ---------       ---------       ---------      ---------        ---------
         Net cash provided (used) by operating
          activities...............................       20,778             289             (56)            --           21,011
                                                       ---------       ---------       ---------      ---------        ---------
Investing activities:
   Capital expenditures............................      (11,332)             (4)             (7)            --          (11,343)
   Proceeds from litigation settlement.............        3,000              --              --             --            3,000
   Proceeds from the sale of assets................          697              --              --             --              697
                                                       ---------       ---------       ---------      ---------        ---------
         Net cash used by investing
          activities...............................       (7,635)             (4)             (7)            --           (7,646)
                                                       ---------       ---------       ---------      ---------        ---------
Financing activities:
   Issuance of production payments.................       27,000              --              --             --           27,000
   Principal payments on production payments.......      (36,865)             --              --             --          (36,865)
   Issuance of debt................................        2,000              --              --             --            2,000
   Principal payments on debt......................       (1,244)           (315)            (78)            --           (1,637)
   Revolving credit agreement net..................       (1,305)             --              --             --           (1,305)
   Debt issue costs................................       (1,599)             --              --             --           (1,599)
                                                       ---------       ---------       ---------      ---------        ---------
         Net cash used by financing activities.....      (12,013)           (315)            (78)            --          (12,406)
                                                       ---------       ---------       ---------      ---------        ---------
         Increase (decrease) in cash and
          cash equivalents.........................        1,130             (30)           (141)            --              959
Beginning cash and cash equivalents................        6,058              33             468             --            6,559
                                                       ---------       ---------       ---------      ---------        ---------
Ending cash and cash equivalents...................    $   7,188       $       3       $     327      $      --        $   7,518
                                                       =========       =========       =========      =========        =========

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                           YEAR ENDED JANUARY 31, 2002
                            (IN THOUSANDS OF DOLLARS)

                                                                       GALVESTON       GALVESTON
                                                                          BAY             BAY                         CONSOLIDATED
                                                       TRANSTEXAS       PIPELINE       PROCESSING    ELIMINATIONS      TRANSTEXAS
                                                       ----------      ---------       ----------    ------------     ------------
Operating activities:
   Net loss........................................    $(215,469)      $    (557)      $  (3,885)     $      --        $(219,911)
   Adjustments to reconcile net loss to net cash
           provided by operating activities:
   Depreciation, depletion and amortization........       89,110             339           1,817             --           91,266
   Impairment of gas and oil properties............      195,065              --              --             --          195,065
   Accretion of discount on long-term debt.........           78              38              45             --              161
   Amortization of debt issue costs................          530              --              --             --              530
   Deferred income taxes...........................       (9,984)             --              --             --           (9,984)
   Changes in assets and liabilities:
     Accounts receivable...........................       27,094              --             172             --           27,266
     Receivable from affiliates....................       (3,891)             --              --          3,912               21
     Inventories...................................          658              --              --             --              658
     Other current assets..........................        1,724              --              33             --            1,757
     Accounts payable..............................       (3,524)            (27)            101             --           (3,450)
     Accrued liabilities...........................       (7,426)             --               4             --           (7,422)
     Transactions with affiliates, net.............           --             834           3,078         (3,912)              --
     Other assets..................................          156              --              --             --              156
     Other liabilities.............................       (1,367)             --              --             --           (1,367)
                                                       ---------       ---------       ---------      ---------        ---------
         Net cash provided by operating
          activities...............................       72,754             627           1,365             --           74,746
                                                       ---------       ---------       ---------      ---------        ---------
Investing activities:
   Capital expenditures............................     (132,977)           (350)           (998)            --         (134,325)
   Proceeds from the sale of assets................       53,627              --              --             --           53,627
                                                       ---------       ---------       ---------      ---------        ---------
         Net cash used by investing
          activities...............................      (79,350)           (350)           (998)            --          (80,698)
                                                       ---------       ---------       ---------      ---------        ---------
Financing activities:
   Issuance of production payments.................       49,800              --              --             --           49,800
   Principal payments on production payments.......      (36,131)             --              --             --          (36,131)
   Issuance of long-term debt......................        2,134              --              --             --            2,134
   Principal payments on long-term debt............       (6,103)           (283)           (673)            --           (7,059)
   Revolving credit agreement net..................      (16,639)             --              --             --          (16,639)
   Debt issue costs................................         (309)             --              --             --             (309)
                                                       ---------       ---------       ---------      ---------        ---------
         Net cash used by financing activities            (7,248)           (283)           (673)            --           (8,204)
                                                       ---------       ---------       ---------      ---------        ---------
         Decrease in cash and cash equivalents           (13,844)             (6)           (306)            --          (14,156)
Beginning cash and cash equivalents................       19,902              39             774             --           20,715
                                                       ---------       ---------       ---------      ---------        ---------
Ending cash and cash equivalents...................    $   6,058       $      33       $     468      $      --        $   6,559
                                                       =========       =========       =========      =========        =========

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

19.      SUPPLEMENTAL GAS AND OIL DISCLOSURE (UNAUDITED)

         The accompanying tables present information concerning TransTexas' gas and oil producing activities and are prepared in accordance with SFAS 69, "Disclosures about Oil and Gas Producing Activities."

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

         Capitalized costs relating to gas and oil producing activities are as follows (in thousands of dollars):

                                                                 JANUARY 31,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------
         Proved properties ................................  $447,149   $442,974
         Unproved properties ..............................    49,146     45,301
                                                             --------   --------
               Total ......................................   496,295    488,275
         Less accumulated depreciation, depletion
               and amortization............................   391,341    365,182
                                                             --------   --------
                                                             $104,954   $123,093
                                                             ========   ========

         Costs incurred for gas and oil producing activities are as follows (in thousands of dollars):

                                                     YEAR ENDED JANUARY 31,
                                                --------------------------------
                                                  2003        2002        2001
                                                --------    --------    --------
         Property acquisitions ...............  $  8,370    $ 21,965    $ 20,594
         Exploration .........................        --      89,850      82,004
         Development .........................     3,288      22,110          --
                                                --------    --------    --------
                                                $ 11,658    $133,925    $102,598
                                                ========    ========    ========

         Results of operations for gas and oil producing activities are as follows (in thousands of dollars):

                                                     YEAR ENDED JANUARY 31,
                                                --------------------------------
                                                  2003        2002        2001
                                                --------   ---------    --------
         Revenues ............................  $ 70,051   $ 133,138    $187,883
                                                --------   ---------    --------

         Expenses:
             Production costs ................    14,600      23,381      25,723
             Depreciation, depletion and
                amortization..................    26,159      89,973      80,145
             General and administrative ......     7,738       9,017       8,578
             Impairment of gas and oil
                properties ...................        --     195,065          --
                                                --------   ---------    --------
                Total operating expenses .....    48,497     317,436     114,446
                                                --------   ---------    --------
                Income (loss) before
                   income taxes ..............    21,554    (184,298)     73,437
         Income taxes (benefit) ..............     7,544     (64,504)     25,703
                                                --------   ---------    --------
                                                $ 14,010   $(119,794)   $ 47,734
                                                ========   =========    ========

         Depletion rate per net
                equivalent Mcf ...............  $   1.65        2.98    $   2.22
                                                ========   =========    ========

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

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

                                                                 YEAR ENDED JANUARY 31,
                                              -------------------------------------------------------------
                                                    2003                  2002                   2001
                                              ---------------        --------------        ----------------
                                              GAS         OIL         GAS       OIL         GAS         OIL
                                              ----        ---        -----      ---        -----       ----
Proved reserves:
    Beginning of year ...............         55.3        1.8        112.9      3.2         95.6        3.7
Increase (decrease) during
  the year attributable to:
    Revisions of previous estimates .          1.1        0.5        (15.4)    (0.2)         7.9        0.4
    Extensions, discoveries and other
      additions .....................           --         --          5.5      0.1         42.4        0.8
    Sales of reserves ...............           --         --        (25.2)      --         (6.2)      (0.2)
    Production ......................        (10.7)      (0.9)       (22.5)    (1.3)       (26.8)      (1.5)
                                              ----        ---         ----      ---        -----        ---
    End of year .....................         45.7        1.4         55.3      1.8        112.9        3.2
                                              ====        ===         ====      ===        =====        ===
Proved developed reserves:
    Beginning of year ...............         33.9        1.4         66.9      2.0         82.3        3.5
    End of year (1) .................         19.8        0.7         33.9      1.4         66.9        2.0

------------------------

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

         The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair market value of TransTexas' gas and oil reserves. These estimates reflect proved reserves only and ignore, among other things, changes in prices and costs, revenues that could result from probable reserves which could become proved reserves in fiscal 2004 or later years and the risks inherent in reserve estimates. The standardized measure of discounted future net cash flows relating to proved gas and oil reserves is as follows (in thousands of dollars):

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                                            YEAR ENDED JANUARY 31,
                                                       ---------------------------------
                                                         2003        2002        2001
                                                       --------    --------    --------
         Future cash inflows .......................   $323,306    $163,275    $810,031
         Future production costs ...................    (63,241)    (44,260)   (103,245)
         Future development costs ..................    (48,900)    (39,707)    (81,004)
         Future income taxes .......................         --          --     (97,259)
                                                       --------    --------    --------
             Future net cash flows .................    211,165      79,308     528,523
         Annual discount (10%) for estimated
           timing of cash flows ....................    (53,628)    (14,174)   (118,355)
                                                       --------    --------    --------
             Standardized measure of discounted
               future net cash flows ...............   $157,537    $ 65,134    $410,168
                                                       ========    ========    ========

         Principal sources of change in the standardized measure of discounted future net cash flows are as follows (in thousands of dollars):

                                                              YEAR ENDED JANUARY 31,
                                                         --------------------------------
                                                           2003        2002        2001
                                                         --------    --------    --------
         Beginning of year ...........................   $ 65,134    $410,168    $213,603
         Revisions:
             Quantity estimates and production rates..     15,038     (24,583)     84,923
             Prices, net of lifting costs ............    110,846    (320,982)    162,231
             Estimated future development costs ......     18,102      44,898       7,403
         Additions, extensions, discoveries and
           improved recovery .........................         --       8,697     163,384
         Net sales of production .....................    (60,535)   (118,297)   (170,832)
         Development costs incurred ..................      3,288      22,110          --
         Accretion of discount .......................      5,664      39,598      18,322
         Net changes in income taxes .................         --      75,480     (60,347)
         Purchases (sales) of reserves ...............         --     (71,955)     (8,519)
                                                         --------    --------    --------
             End of year .............................   $157,537    $ 65,134    $410,168
                                                         ========    ========    ========

---------------------

         Year-end wellhead prices received by TransTexas from sales of natural gas, including margins from natural gas liquids, were $6.03, $2.35 and $6.39 per Mcf for 2003, 2002 and 2001, respectively. Year-end condensate prices were $33.26, $18.61 and $28.23 per barrel for 2003, 2002 and 2001, respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. Within the 90 days prior to the date of this annual report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was conducted under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

b) Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's most recent evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                       Page
                                                                       ----
         (a)      Financial Statements, Financial Statement
                  Schedules and Exhibits

(1) The consolidated financial statements of TransTexas Gas
    Corporation are listed on the Index to this report (page 20).

(2) Report of Independent Accountants on Financial Statement
    Schedule.......................................................     59
    Schedule II - Valuation and Qualifying Accounts................     60

(3) Exhibits

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------
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

10.65  - Eighth Supplement to 2000 Production Payment Agreement, dated March
         5, 2002 (filed as an exhibit to TransTexas' quarterly report on Form
         10-Q for the quarter ended April 30, 2002, and incorporated herein by reference).

10.66  - Eighth Supplement to 2000 Production Payment Conveyance, dated March
         5, 2002 (filed as an exhibit to TransTexas' quarterly report on Form
         10-Q for the quarter ended April 30, 2002, and incorporated herein by reference).

10.67  - Ninth Supplement to 2000 Production Payment Agreement, dated June 7,
         2002 (filed as an exhibit to TransTexas' quarterly report on Form 10-Q for the quarter ended April 30, 2002, and incorporated herein by reference).

10.68  - Ninth Supplement to 2000 Production Payment Conveyance, dated June 7,
         2002 (filed as an exhibit to TransTexas' quarterly report on Form 10-Q for the quarter ended April 30, 2002, and incorporated herein by reference).

10.69  - Amendment No. 2 to Oil and Gas Revolving Credit and Term Loan
         Agreement, dated June 6, 2002, among GMAC Commercial Credit LLC, as
         Lender and Agent, the Company, as Borrower, and Galveston Bay
         Processing Corporation and Galveston Bay Pipeline Company, as
         Guarantors (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2002, and incorporated herein by reference.

10.70  - Amendment No. 2 to Third Amended and Restated Accounts Receivable
         Management and Security Agreement dated June 6, 2002 between the
         Company and GMAC Commercial Credit LLC (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2002, and incorporated herein by reference.

*10.71 - Tenth Supplement to Production Payment Agreement, dated March 27,
         2003.

*10.72 - Tenth Supplement to Production Payment Conveyance, dated March 27,
         2003.

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

*23.1  - Consent of Netherland, Sewell & Associates, Inc.

*99.1  - Certification of Chief Executive Officer and Chief Financial Officer.

---------------------------

* filed herewith

     (b)      Reports on Form 8-K:

     On November 15, 2002, the Company filed a Current Report on Form 8-K to report that on November 14, 2002 it filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Corpus Christi Division. On November 14, 2002, the Company's subsidiaries, Galveston Bay Pipeline Company and Galveston Bay Processing Corporation also filed voluntary petitions under Chapter 11.

     On April 2, 2003, the Company filed a Current Report on Form 8-K to report that on March 27, 2003 Mr. Vincent Intrieri resigned from the Company's Board of Directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2003.

                                       TRANSTEXAS GAS CORPORATION

                                       By: /s/ ARNOLD H. BRACKENRIDGE
                                          ------------------------------
                                               Arnold H. Brackenridge,
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 1, 2003.

              NAME                                                 TITLE
              ----                                                 -----
 /s/ ARNOLD H. BRACKENRIDGE                President, Chief Executive Officer and Chief Operating Officer
---------------------------------          (Principal Executive Officer)
      Arnold H. Brackenridge

       /s/ ED DONAHUE                      Vice President and Chief Financial Officer
---------------------------------          (Principal Financial and Accounting Officer)
           Ed Donahue

   /s/ R. GERALD BENNETT                   Director
---------------------------------
       R. Gerald Bennett

     /s/ RONALD BENSON                     Director
---------------------------------
         Ronald Benson

      /s/ TED E. DAVIS                     Director
---------------------------------
          Ted E. Davis

   /s/ WALTER S. PIONTEK                   Director
---------------------------------
       Walter S. Piontek

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Arnold H. Brackenridge, certify that:

1.       I have reviewed this annual report on Form 10-K of TransTexas Gas
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: May 1, 2003                      /s/ ARNOLD H. BRACKENRIDGE
                                                --------------------------------
                                                  Arnold H. Brackenridge
                                          President, Chief Executive Officer and
                                                 Chief Operating Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Ed Donahue, certify that:

1.       I have reviewed this annual report on Form 10-K of TransTexas Gas
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: May 1, 2003                          /s/ ED DONAHUE
                                         ---------------------------------------
                                                        Ed Donahue
                                         Vice President, Chief Financial Officer
                                                      and Secretary

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of TransTexas Gas Corporation:

         Our audits of the consolidated financial statements referred to in our report dated April 30, 2003 appearing in the January 31, 2003 10-K of TransTexas Gas Corporation also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Houston, Texas
April 30, 2003

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)




                                 BALANCE AT    CHARGED TO         CHARGED                     BALANCE AT
                                 BEGINNING     COSTS AND         TO OTHER                         END
DESCRIPTION                      OF PERIOD      EXPENSES         ACCOUNTS       DEDUCTIONS     OF PERIOD
-----------                      ----------    ----------        --------       ----------    ----------
Year ended January 31, 2001:
   Valuation allowance -
      Accounts receivable ..      $    --         $   850         $(531)           $(319)        $    --
      Deferred tax asset ...           --              --            --               --              --


Year ended January 31, 2002:
   Valuation allowance -
      Accounts receivable ..      $    --         $   239         $  28            $  --         $   267
      Deferred tax asset ...           --          70,479            --               --          70,479


Year ended January 31, 2003:
   Valuation allowance -
      Accounts receivable ..      $   267         $    --         $  --            $  --         $   267
      Deferred tax asset ...       70,479           6,925            --               --          77,404

INDEX TO EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------
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

10.65  - Eighth Supplement to 2000 Production Payment Agreement, dated March
         5, 2002 (filed as an exhibit to TransTexas' quarterly report on Form
         10-Q for the quarter ended April 30, 2002, and incorporated herein by reference).

10.66  - Eighth Supplement to 2000 Production Payment Conveyance, dated March
         5, 2002 (filed as an exhibit to TransTexas' quarterly report on Form
         10-Q for the quarter ended April 30, 2002, and incorporated herein by reference).

10.67  - Ninth Supplement to 2000 Production Payment Agreement, dated June 7,
         2002 (filed as an exhibit to TransTexas' quarterly report on Form 10-Q for the quarter ended April 30, 2002, and incorporated herein by reference).

10.68  - Ninth Supplement to 2000 Production Payment Conveyance, dated June 7,
         2002 (filed as an exhibit to TransTexas' quarterly report on Form 10-Q for the quarter ended April 30, 2002, and incorporated herein by reference).

10.69  - Amendment No. 2 to Oil and Gas Revolving Credit and Term Loan
         Agreement, dated June 6, 2002, among GMAC Commercial Credit LLC, as
         Lender and Agent, the Company, as Borrower, and Galveston Bay
         Processing Corporation and Galveston Bay Pipeline Company, as
         Guarantors (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2002, and incorporated herein by reference.

10.70  - Amendment No. 2 to Third Amended and Restated Accounts Receivable
         Management and Security Agreement dated June 6, 2002 between the
         Company and GMAC Commercial Credit LLC (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2002, and incorporated herein by reference.

*10.71 - Tenth Supplement to Production Payment Agreement, dated March 27,
         2003.

*10.72 - Tenth Supplement to Production Payment Conveyance, dated March 27,
         2003.

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

*23.1  - Consent of Netherland, Sewell & Associates, Inc.

*99.1  - Certification of Chief Executive Officer and Chief Financial Officer.

----------

* filed herewith