Form 10-K/A
period 2003-01-31
TRANSTEXAS GAS CORP
filed 2003-06-02
CIK 904977

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2003

                               ------------------

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

                               ------------------

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

================================================================================

                                EXPLANATORY NOTE


     This Amendment No. 1 on Form 10-K/A (the "Amendment") is being filed to amend the annual report on Form 10-K of TransTexas Gas Corporation (the "Company" or "TransTexas") filed with the Securities and Exchange Commission on May 1, 2003 (the "Original 10-K"). The purpose of this Amendment is to include Items 10, 11, 12 and 13 previously intended to be incorporated by reference through the Company's proxy statement for its 2003 annual meeting of stockholders. The Company will not be filing its proxy statement for its 2003 annual meeting within 120 days following its year ended January 31, 2003 and, therefore, is filing this Amendment. The Amendment does not amend any other disclosure in the Original 10-K.


================================================================================


                                TABLE OF CONTENTS



                                    PART III


                                                                                                 Page
                                                                                                 ----
Item 10.    Directors and Executive Officers of the Registrant ................................... 1
Item 11.    Executive Compensation ............................................................... 2
Item 12.    Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters ....................................................... 4
Item 13.    Certain Relationships and Related Transactions ....................................... 6

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following provides information regarding the Company's directors as of April 30, 2003.

NAME                                               OFFICE                               TERM EXPIRES
----                                               ------                               ------------
R. Gerald Bennett .......................... Director - Class II                            2005
Ronald H. Benson ........................... Director - Class II                            2005
Ted E. Davis ............................... Director - Class I                             2004
Walter S. Piontek .......................... Director - Class I                             2004

     R. GERALD BENNETT, age 61, has been a director of the Company since March 17, 2000. He is the Chief Executive Officer and President of Total Safety Inc. From June 1996 to December 1998, Mr. Bennett was a Senior Vice President of Equitable Gas Company. Prior thereto, Mr. Bennett served as President and Chief Executive Officer of Fuel Resources, Inc., a wholly owned subsidiary of The Brooklyn Union Gas Company.

     RONALD H. BENSON, age 57, has been a director of the Company since March 17, 2000. He is an independent consultant for Haddington Ventures LLC and a private investor. From 1997 to 1999, he was an executive officer of TPC Corp, a subsidiary of Pacificorp. From 1994 to 1997, he was President of TPC Gathering and Transmission Company. From 1991 to 1993, he was President of Phibro Energy Productions, Inc. Prior thereto, he was Vice President of Natural Gas Trading for Phibro Energy, Inc.

     TED E. DAVIS, age 64, has been a director of the Company since his election in June 2001. He is retired from Conoco Inc. where he was employed for 35 years in various capacities including President of Exploration Production for International Operations, President of Upstream North America and Vice President of Natural Gas and Gas Products.

     WALTER S. PIONTEK, age 66, has been a director of the Company since March 17, 2000. He is retired from Mobil Oil Corporation where he was employed for 39 years in various capacities including Executive Vice President of Mobil's North American exploration and production operations.

     On March 27, 2003, Mr. Vincent J. Intrieri, a Class III Director of the Company since 2002, resigned.

     For information regarding the Company's executive officers see "Executive Officers of the Registrant" under Part I, Item 4 on page 8 of this Form 10-K.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, officers and holders of more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Such Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of information furnished to the Company and reports filed through the Company, the Company believes that all
Section 16(a) filing requirements applicable to its Reporting Persons were complied with during the year ended January 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid during the years ended January 31, 2003, 2002 and 2001 to the Chief Executive Officer and the next four most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 in the year ended January 31, 2003.

                                                                        ANNUAL COMPENSATION
                                                       ------------------------------------------------------
NAME AND PRINCIPAL                       FISCAL                                                OTHER ANNUAL
    POSITION                              YEAR          SALARY             BONUS              COMPENSATION(1)
    --------                              ----         --------            -----              ---------------
Arnold H. Brackenridge(3) ................2003         $350,000          $ 58,333                 $8,000
Chief Executive Officer                   2002          309,615                --                  6,800
                                          2001               --                --                     --

John R. Stanley(2) .......................2003           46,154                --                  1,846
Former Chief Executive Officer            2002          396,923                --                  6,800
                                          2001          526,923                --                  6,115

Edwin B. Donahue .........................2003          363,000            55,000                  8,000
Vice President, Chief Financial           2002          330,000                --                  6,800
Officer and Secretary                     2001          326,116           300,000(4)               7,746

Gregory J. Halvatzis(5) ..................2003          200,000            16,667                  6,857
Vice President of Exploration             2002          192,846                --                     --
                                          2001               --                --                     --

Simon J. Ward ............................2003          219,350            36,558                  8,000
Vice President and Treasurer              2002          219,349                --                  6,800
                                          2001          214,520            50,000                  1,633

George C. Wright .........................2003          218,645                --                  8,000
Vice President of Accounting              2002          181,912                --                  6,800
                                          2001          179,247            25,000                  5,409

(1) Reflects amounts contributed by the Company under the Company's Savings Plan. Certain of the Company's executive officers receive personal benefits in addition to salary and cash bonuses. The aggregate amount of such personal benefits, however, does not exceed the lessor of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive officer and accordingly, such amounts have been excluded from the table.

(2) In March 2002, Mr. Stanley's employment was terminated pursuant to a separation agreement with the Company. For payments made under the separation agreement, see "Employment Agreements."

(3)    Mr. Brackenridge joined the Company in March 2001.

(4) Reflects amount due for prior periods upon assumption by the Company of Mr. Donahue's employment contract as part of the Company's prior bankruptcy proceeding as described below.

(5)    Mr. Halvatzis was elected Vice President of Exploration in March 2002.

EMPLOYMENT AGREEMENTS

     In March 2000, the Company and Mr. Stanley entered into a three-year employment agreement. In March 2002, Mr. Stanley resigned as Chief Executive Officer and as Chairman and member of the Board of Directors of the Company. Mr. Stanley's employment agreement provided that the Company would pay him $3.0 million in cash upon the termination of his employment. A separation agreement between Mr. Stanley and the Company provided that the Company would pay Mr. Stanley $3.0 million in installments, together with interest at a rate of 10% per annum. During fiscal year 2003, the Company paid Mr. Stanley $2,307,965 pursuant to the separation agreement. At January 31, 2003, the severance remaining to be paid to Mr. Stanley was $0.8 million.

     In December 1998, the Company and Mr. Donahue entered into a two-year employment agreement, which provided that Mr. Donahue was entitled to a bonus of $500,000. The balance of this bonus was paid during fiscal year 2001 after the Company assumed Mr. Donahue's employment agreement as part of its prior bankruptcy proceeding.

     In January 2001, the Company and Mr. Halvatzis entered into a severance agreement, which provided that if the Company terminates Mr. Halvatzis' employment other than for cause, the Company shall pay Mr. Halvatzis his salary for three months past the date of his termination.

     In May 1998, the Company and Mr. Ward entered into a severance agreement, which provided that if the Company terminates Mr. Ward's employment other than for cause, the Company shall pay Mr. Ward his salary for 12 months past the date of his termination.

DIRECTOR COMPENSATION

     All independent directors are paid an annual fee of $60,000, payable in quarterly installments. The Board of Directors meets regularly each quarter. Independent directors also receive $2,000 for each meeting attended in addition to the four regular quarterly meetings. Independent directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees and for other reasonable expenses related to the performance of their duties as directors.

SAVINGS PLAN

     The Company maintains a long-term savings plan (the "Savings Plan") in which eligible employees of the Company may elect to participate. Each employee becomes eligible to participate in the Savings Plan on January 1 and July 1 following the completion of one year of service with the Company and attainment of age 21. The Savings Plan is intended to constitute a qualified plan under
Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code") and contains a salary reduction arrangement described in Section 401(k) of the Code.

     Each participant may elect to reduce his compensation by a percentage equal to 2% to 15% and the Company will contribute that amount to the Savings Plan on a pre-tax basis on behalf of the participant. The Code limits the annual amount that a participant may elect to have contributed on his behalf on a pre-tax basis to the Savings Plan. For 2003, this limit is $12,000, $14,000 for those individuals 50 years of age or older. The Company presently makes a matching contribution in an amount equal to 100% of the amount elected to be contributed by each participant on a pre-tax basis, up to a maximum of 4% of each participant's compensation. Each participant also may elect to contribute up to 10% of his compensation to the Savings Plan on an after-tax basis. The Code imposes nondiscrimination tests on contributions made to the Savings Plan pursuant to participant elections and on the Company's matching contributions, and limits amounts that may be allocated to a participant's Savings Plan account each year. In order to satisfy the nondiscrimination tests, contributions made on behalf of certain highly compensated employees (as defined in the Code) may be limited. Contributions made to the Savings Plan pursuant to participant elections and matching contributions are at all times 100% vested. Contributions to the Savings Plan are invested, according to specified investment options selected by the participants, in investment funds maintained by the trustee of the Savings Plan. Generally, a participant's vested benefits will be distributed from the Savings Plan as soon as administratively practicable following a participant's retirement, death, disability or other termination of employment. In addition, a participant may elect to withdraw his after-tax contributions from the Savings Plan prior to his termination of employment and, subject to strict limitations and exceptions, the Savings Plan provides for withdrawals of a participant's pre-tax contributions prior to a participant's termination of employment in the event of the participant's severe financial hardship or attainment of age 59 1/2. The Savings Plan may be amended or terminated by the Board of Directors of the Company. As of January 31, 2003, approximately 74 employees of the Company were eligible to participate in the Savings Plan, including its executive officers.

EXECUTIVE REIMBURSEMENT PLAN

     The Company maintains an executive reimbursement plan in which certain officers and key employees of the Company are entitled to participate. Pursuant to this plan, participants are entitled to reimbursement of medical expenses not otherwise covered by the Company's medical insurance. During the year ended January 31, 2003, Mr. Brackenridge received $16,006, Mr. Stanley received $14,009, Mr. Donahue received $6,658, Mr. Halvatzis received $11,524, Mr. Ward received $17,065 and Mr. Wright received $7,850 in reimbursements under this plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company does not presently have a compensation committee, rather the entire Board of Directors reviews and sets executive officer compensation. No officer or employee of the Company participated in deliberations of the Board of Directors concerning executive officer compensation.

     The Company's executive compensation program consists of a mixture of base salary, cash bonuses and certain benefits. In determining the total amount and mixture of the compensation package for each executive officer, the Board of Directors subjectively considers the overall value to the Company of each executive in light of numerous factors such as competitive position, individual performance including past and expected contribution to the Company's goals of each executive officer and the Company's long-term needs and goals including attracting and retaining key management personnel. The Board of Directors does not base the executive officer's compensation on any formula related to the Company's performance due to the insolvent status of the Company. At this time, the Company reviews the market rates for similar executive officer positions in similar sized companies and reviews the individual executive officer's experience, qualifications and the aforementioned factors in determining the appropriate compensation.

     The Company's Chief Executive Officer, Arnold H. Brackenridge, received approximately $416,000 as compensation in fiscal year 2003 since his election in March 2002. From March 2001 to March 2002, Mr. Brackenridge returned from retirement to serve as the Company's President and Chief Operating Officer, a role he previously served in from June 1992 until his retirement in 1999. Prior to 1992, Mr. Brackenridge served for eight years as the President and Chief Executive Officer of Wintershall Energy, a business group of BASF Corporation. The Board of Directors believes that Mr. Brackenridge's compensation is appropriate based upon his experience in the energy industry.

STOCK PERFORMANCE GRAPH

     The following graph compares the cumulative total stockholder return on the Company's Class A Common Stock from April 24, 2000 (the date the Class A Common Stock began trading on the OTCBB under the symbol "TTXG") to January 31, 2003, with the cumulative total stockholder return of the Nasdaq Stock Market Index and a peer group (which includes National Energy, Contour Energy, Greka Energy, Wiser Energy, Howell Corp, Benton Oil & Gas, Mallon Resources, Panaco, Esenjay Petroleum and KCS Energy) over the same period. The comparison assumes a $100 investment on April 24, 2000 in the Class A Common Stock, the Nasdaq Stock Market Index and the peer group, and assumes reinvestment of all dividends and distributions. The last sale price of the Class A Common Stock on April 30, 2003 was $0.11.

                                                                Year Ended January 31,
                                                       --------------------------------------------
                                 4/24/00               2001                2002                2003
                                 -------               ----                ----                ----

TransTexas ...................... $100                 $345                $ 53                $  4
Peer Group ......................  100                  172                 108                 115
Nasdaq Index ....................  100                   80                  56                  34

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information with respect to the beneficial ownership of each class of the Company's outstanding voting securities as of April 29, 2003, by (i) each director, (ii) each executive officer, (iii) each person known to the Company to beneficially own more than five percent of each class of voting securities and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, each stockholder identified in the table has sole voting and investment power with respect to its or his shares.

                             SENIOR PREFERRED STOCK

                                                                                 SHARES OWNED
                                                                     ------------------------------------
NAME AND ADDRESS                                                     NUMBER                    PERCENTAGE
----------------                                                     ------                    ----------
Arnold H. Brackenridge ...........................................         --                      --
Edwin B. Donahue .................................................         --                      --
Gregory J. Halvatzis .............................................         --                      --
David R. Jennings ................................................         --                      --
John R. Thompson .................................................         --                      --
Simon J. Ward ....................................................         --                      --
George C. Wright .................................................         --                      --
R. Gerald Bennett ................................................         --                      --
Ronald H. Benson .................................................         --                      --
Ted E. Davis .....................................................         --                      --
Walter S. Piontek ................................................         --                      --
All directors and officers as a group (11 persons) ...............         --                      --
Credit Suisse First Boston Corporation(1) ........................ 61,100,150                    37.2%
High River Limited Partnership(2)................................. 56,374,872                    34.3%
Oaktree Capital Management, LLC(3) ............................... 17,009,642                    10.4%
Angelo, Gordon & Co., L.P.(4) .................................... 12,307,984                     7.5%



                              CLASS A COMMON STOCK



                                                                                 SHARES OWNED
                                                                     ------------------------------------
NAME AND ADDRESS                                                     NUMBER                    PERCENTAGE
----------------                                                     ------                    ----------
Arnold H. Brackenridge(5).........................................         18                        *
Edwin B. Donahue(6)...............................................         24                        *
Gregory J. Halvatzis .............................................         --                       --
David R. Jennings ................................................         --                       --
John R. Thompson .................................................         --                       --
Simon J. Ward ....................................................         --                       --
George C. Wright .................................................         --                       --
R. Gerald Bennett ................................................         --                       --
Ronald H. Benson .................................................         --                       --
Ted E. Davis .....................................................         --                       --
Walter S. Piontek ................................................         --                       --
All directors and officers as a group (11 persons) ...............         42                        *
Credit Suisse First Boston Corporation(1) ........................ 20,604,424                     32.5%
High River Limited Partnership(2)................................. 24,547,505                     38.7%
Oaktree Capital Management, LLC(3) ...............................  6,721,744                     10.6%
Angelo, Gordon & Co., L.P.(4)  ...................................  4,426,458                      7.0%

-------------

 *     Less than 1% of the shares outstanding in the class.

(1) Information contained herein concerning Credit Suisse First Boston Corporation is based upon information reported on a Schedule 13G/A filed by Credit Suisse First Boston Corporation effective as of December 31, 2002. The principal business address of Credit Suisse First Boston is 11 Madison Avenue, New York, New York 10010.

(2) High River Limited Partnership is the direct beneficial owner of the 20,604,424 shares of Class A Common Stock and the 56,374,872 shares of Senior Preferred Stock. Barberry Corp., a Delaware corporation, is the general partner of High River Limited Partnership, and Carl C. Icahn is the sole member of Barberry Corp. and owns 100% of the interest therein. As the general partner of High River Limited Partnership, Barberry Corp. may be deemed to beneficially own all of the securities which High River Limited Partnership directly beneficially owns. Mr. Icahn has shared voting power and shared dispositive power with regard to the 20,604,424 shares of Class A Common Stock and the 56,374,872 shares of Senior Preferred Stock, however, he is in a position directly and indirectly to determine the investment and voting decisions made by Barberry Corp. and High River Limited Partnership. Both Barberry Corp.

       and High River Limited Partnership maintain their principal place of business at 100 South Bedford Road, Mount Kisco, New York 10549. Mr. Icahn's principal business address is c/o Icahn Associates Corp., 767 Fifth Avenue, 47th Floor, New York, New York 10153. Information contained herein concerning securities held by High River Limited Partnership is based upon information reported on a Schedule 13D/A effective as of September 16, 2002.

(3) The securities represented to be owned by Oaktree Capital Management, LLC are held by OCM Opportunities Fund II, L.P., for which Oaktree Capital Management, LLC acts as the general partner, and by Columbia/HCA Master Retirement Trust (Separate Account II), for which Oaktree Capital Management, LLC acts as the investment manager. Although Oaktree Capital Management, LLC may be deemed to beneficially own such securities for purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended, Oaktree Capital Management, LLC, a registered investment advisor under the Investment Advisors Act of 1940, as amended, disclaims any beneficial ownership of such securities held by the above referenced fund and account. Information contained herein concerning securities held by Oaktree Capital Management, LLC is based upon information reported on a Schedule 13G effective as of September 16, 2002. The principal business address of Oaktree Capital Management, LLC is 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071.

(4) The securities represented to owned by Angelo, Gordon & Co., L.P. are held for the accounts of 19 private investment funds for which Angelo, Gordon & Co., L.P. acts as general partner and/or discretionary investment advisor. Angelo, Gordon & Co., L.P. is a Delaware limited partnership. AG Partners, L.P., a Delaware limited partnership, is the sole general partner of Angelo, Gordon & Co., L.P. Mr. John M. Angelo is a general partner of AG Partners, L.P. and the chief executive officer of Angelo, Gordon & Co., L.P. Mr. Michael L. Gordon is the other general partner of AG Partners, L.P. and the chief operating officer of Angelo, Gordon & Co., L.P. Thus, under certain circumstances, Mr. Angelo and Mr. Gordon may also be deemed to be beneficial owners of the securities held by Angelo, Gordon & Co., L.P. Information contained herein concerning securities held by Angelo, Gordon & Co., L.P. is based upon information reported on a Schedule 13G effective as of December 31, 2002. The principal business address of Angelo, Gordon & Co., L.P. is 245 Park Avenue, 26th Floor, New York, New York 10167.

(5) The address of Arnold H. Brackenridge is 1300 North Sam Houston Parkway East, Houston, Texas 77032-2949.

(6) The address of Edwin B. Donahue is 1300 North Sam Houston Parkway East, Houston, Texas 77032-2949.

CHANGES IN CONTROL

     The Company's proposed Plan of Reorganization, in part, provides for the cancellation of all present common and preferred equity interests and the simultaneous issuance of new common stock in equal amounts to Credit Suisse First Boston Management LLC, Oaktree Capital Management, LLC and Angelo, Gordon & Co., L.P. (the "New Common Stockholders"). The New Common Stockholders are three of the four creditors in the Company's $52 million Oil & Gas Credit Facility, which is secured by a first lien on substantially all of the Company's assets. The Oil & Gas Credit Facility will be reduced to approximately $37 million, $5 million of which will be held by the New Common Stockholders. Under the Company's proposed Plan of Reorganization, the New Common Stockholders will provide a $3.5 million loan for the recommencement of the Company's drilling program.

     Presently, the holders of the Company's Senior Preferred Stock elect all of the members of the Company's Board of Directors. Upon confirmation of the proposed Plan of Reorganization by the Bankruptcy Court, the New Common Stockholders will have the right to elect all of the members of the Company's Board of Directors.

     The Company expects the proposed Plan of Reorganization to be amended, however, at this time, the Company is unable to state the terms of any such amendment. No assurance can be given that the Bankruptcy Court will approve the Company's proposed Plan of Reorganization. Additional information with respect to any such amended Plan of Reorganization will be provided on a Form 8-K or on the Company's website at www.transtexasgas.com.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 2000, the Company and Mr. Stanley entered into a three-year employment agreement. In March 2002, Mr. Stanley resigned as Chief Executive Officer and as Chairman and member of the Board of Directors of the Company. Mr. Stanley's employment agreement provided that the Company would pay him $3.0 million in cash upon the termination of his employment. A separation agreement between Mr. Stanley and the Company provided that the Company would pay Mr. Stanley $3.0 million in installments, together with interest at a rate of 10% per annum. During fiscal year 2003, the Company paid Mr. Stanley $2,307,965 pursuant to the separation agreement. At January 31, 2003, the severance remaining to be paid to Mr. Stanley was $0.8 million.

     As discussed in Note 7 of Notes to Consolidated Financial Statements, the Company and CSFB entered into an unsecured Term Loan Agreement wherein CSFB advanced to the Company the principal sum of $2.0 million. CSFB is the beneficial owner of more than 10% of each of the 15% Notes, Class A Common Stock and Senior Preferred Stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 2, 2003.


                                        TRANSTEXAS GAS CORPORATION

                                        By:   /s/ ARNOLD H. BRACKENRIDGE
                                           -----------------------------------
                                                ARNOLD H. BRACKENRIDGE
                                                Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 2, 2003.

                  NAME                                                       TITLE
                  ----                                                       -----
       /s/ ARNOLD H. BRACKENRIDGE                           President, Chief Executive Officer and Chief
  ------------------------------------                      Operating Officer (Principal Executive Officer)
         Arnold H. Brackenridge


            /s/ ED DONAHUE                                  Vice President and Chief Financial Officer
  ------------------------------------                      (Principal Financial and Accounting Officer)
              Ed Donahue


        /s/ R. GERALD BENNETT                               Director
  ------------------------------------
          R. Gerald Bennett


        /s/ RONALD H. BENSON                                Director
  ------------------------------------
          Ronald H. Benson


          /s/ TED E. DAVIS                                  Director
  ------------------------------------
            Ted E. Davis


        /s/ WALTER S. PIONTEK                               Director
  ------------------------------------
          Walter S. Piontek

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Arnold H. Brackenridge, certify that:

1. I have reviewed this annual report on Form 10-K/A, Amendment No. 1, of TransTexas Gas Corporation;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or other persons performing the equivalent function):

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


Date:  June 2, 2003                    /s/  ARNOLD H. BRACKENRIDGE
                                       -----------------------------------------
                                       Arnold H. Brackenridge
                                       President, Chief Executive Officer and
                                       Chief Operating Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Ed Donahue, certify that:

1. I have reviewed this annual report on Form 10-K/A, Amendment No. 1, of TransTexas Gas Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or other persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 2, 2003                  /s/ ED DONAHUE
                                     -------------------------------------------
                                     Ed Donahue
                                     Vice President, Chief Financial Officer and
                                     Secretary

                                  EXHIBIT INDEX


     EXHIBIT
     NUMBER                     DESCRIPTION
     -------                    -----------
     99.1     -   Certification of Chief Executive Officer and Chief Financial
                  Officer