Form 10-Q
period 2003-04-30
TRANSTEXAS GAS CORP
filed 2003-06-16
CIK 904977

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer. Yes [ ] No [X]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         The number of shares of Class A Common Stock of the registrant outstanding on June 16, 2003 was 63,448,830.

================================================================================

                           TRANSTEXAS GAS CORPORATION

                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Financial Statements:
              Report of Independent Accountants............................................................    2
              Condensed Consolidated Balance Sheet as of April 30, 2003 and January 31, 2003...............    3
              Condensed Consolidated Statement of Operations for the Three Months Ended
                 April 30, 2003 and 2002...................................................................    4
              Condensed Consolidated Statement of Cash Flows for the Three Months Ended
                 April 30, 2003 and 2002...................................................................    5
              Notes to Condensed Consolidated Financial Statements.........................................    6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations...................................................................................   19
Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................   21
Item 4.    Controls and Procedures.........................................................................   22


                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................   23
Item 6.    Exhibits and Reports on Form 8-K................................................................   23
Signature..................................................................................................   24
Certifications.............................................................................................   25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of TransTexas Gas Corporation:

         We have reviewed the accompanying condensed consolidated balance sheet of TransTexas Gas Corporation (debtor in possession) (the "Company") as of April 30, 2003 and the related condensed consolidated statement of operations for each of the three month periods ended April 30, 2003 and 2002 and the condensed consolidated statement of cash flows for the three months ended April 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

      The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As a result of the Company's bankruptcy, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans are described in Note
2. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of January 31, 2003, and the related consolidated statement of operations, stockholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated April 30, 2003, which contains an explanatory paragraph regarding the Company's ability to continue as a going concern, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

         As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" as of February 1, 2003.


PricewaterhouseCoopers LLP


Houston, Texas
June 13, 2003

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                    APRIL 30,     JANUARY 31,
                                                                                      2003           2003
                                                                                    ---------     -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..................................................     $  10,551      $   7,518
   Accounts receivable ........................................................         9,931          8,741
   Inventories ................................................................           390            435
   Other ......................................................................         2,346          1,218
                                                                                    ---------      ---------
        Total current assets ..................................................        23,218         17,912
                                                                                    ---------      ---------
Property and equipment ........................................................       506,516        501,980
Less accumulated depreciation, depletion and amortization .....................       397,113        394,164
                                                                                    ---------      ---------
   Net property and equipment - based on the full cost method of accounting for gas and oil properties of which $50,584 and $49,146 was excluded from
     amortization at April 30, 2003 and January 31, 2003, respectively ........       109,403        107,816
                                                                                    ---------      ---------
Other assets ..................................................................         1,502          1,934
                                                                                    ---------      ---------
                                                                                    $ 134,123      $ 127,662
                                                                                    =========      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt .......................................     $   3,502      $   3,502
   Notes payable ..............................................................        51,881         51,881
   Accounts payable ...........................................................         2,746          2,157
   Accrued liabilities ........................................................        12,065         11,550
                                                                                    ---------      ---------
        Total current liabilities .............................................        70,194         69,090
                                                                                    ---------      ---------
Long-term debt, net of current maturities .....................................           898            898
Production payments, net of current portion ...................................        15,417         16,373
Other liabilities .............................................................         3,912            628
Liabilities subject to compromise .............................................       238,894        238,894
Redeemable preferred stock ....................................................        67,446         60,822
Commitments and contingencies (Note 7) ........................................            --             --
Stockholders' equity (deficit):
   Common stock, $0.01 par value; 200,000,000 shares authorized; 63,448,830 shares issued and outstanding at April 30, 2003
     and January 31, 2003, respectively .......................................           634            634
   Additional paid-in capital .................................................        79,038         79,038
   Accumulated deficit ........................................................      (340,816)      (336,623)
   Accumulated other comprehensive loss .......................................        (1,494)        (2,092)
                                                                                    ---------      ---------
        Total stockholders' deficit ...........................................      (262,638)      (259,043)
                                                                                    ---------      ---------
                                                                                    $ 134,123      $ 127,662
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

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                      THREE MONTHS ENDED
                                                                                           APRIL 30,
                                                                                ------------------------------
                                                                                    2003              2002
                                                                                ------------      ------------
Revenues:
   Gas, condensate and natural gas liquids ................................     $     14,196      $     21,655
   Other ..................................................................              234               318
                                                                                ------------      ------------
     Total revenues .......................................................           14,430            21,973
                                                                                ------------      ------------
Costs and expenses:
   Operating ..............................................................            2,339             3,526
   Depreciation, depletion and amortization ...............................            4,362             9,496
   General and administrative .............................................            3,003             5,812
   Taxes other than income taxes ..........................................              739               958
                                                                                ------------      ------------
     Total costs and expenses .............................................           10,443            19,792
                                                                                ------------      ------------
     Operating income .....................................................            3,987             2,181
                                                                                ------------      ------------
Other income (expense):
   Interest income ........................................................               10                16
   Interest expense, net ..................................................           (1,214)           (9,547)
                                                                                ------------      ------------
     Total other expense ..................................................           (1,204)           (9,531)
                                                                                ------------      ------------
     Income (loss) before reorganization items and change in
         accounting principle .............................................            2,783            (7,350)
Reorganization items ......................................................             (830)               --
                                                                                ------------      ------------
     Income (loss) before cumulative effect of change in
       accounting principle ...............................................            1,953            (7,350)
Cumulative effect of change in accounting principle .......................              478                --
                                                                                ------------      ------------
     Net income (loss) ....................................................            2,431            (7,350)
Accretion of preferred stock ..............................................            6,624            15,331
                                                                                ------------      ------------
     Net loss available to common stockholders ............................     $     (4,193)     $    (22,681)
                                                                                ============      ============
Basic and diluted net loss per share:
   Loss before cumulative effect of change in accounting principle ........     $      (0.07)     $     (18.14)
   Cumulative effect of change in accounting principle ....................               --                --
                                                                                ------------      ------------
     Net loss available to common stockholders ............................     $      (0.07)     $     (18.14)
                                                                                ============      ============
Weighted average number of shares outstanding for basic
   and diluted net loss per share .........................................       63,448,830         1,250,251
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

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  APRIL 30,
                                                                           ----------------------
                                                                             2003          2002
                                                                           --------      --------
Operating activities:
   Net income (loss) .................................................     $  2,431      $ (7,350)
   Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
      Depreciation, depletion and amortization .......................        4,362         9,496
      Accretion of discount on long-term debt ........................           --            45
      Amortization of debt issue costs ...............................          211           201
      Cumulative effect of change in accounting principle ............         (478)           --
      Changes in assets and liabilities:
        Accounts receivable ..........................................       (1,190)           27
        Inventories ..................................................           45           241
        Other current assets .........................................       (1,128)         (320)
        Accounts payable .............................................          589        (1,580)
        Accrued liabilities ..........................................          423        (6,699)
        Other assets .................................................           10            50
        Other liabilities ............................................           79          (122)
                                                                           --------      --------
           Net cash provided (used) by operating activities ..........        5,354        (6,011)
                                                                           --------      --------
Investing activities:
   Capital expenditures ..............................................       (2,100)       (3,261)
   Proceeds from the sale of assets ..................................          155           163
                                                                           --------      --------
           Net cash used by investing activities .....................       (1,945)       (3,098)
                                                                           --------      --------
Financing activities:
   Issuance of production payments ...................................        5,000        14,000
   Principal payments on production payments .........................       (5,266)      (10,048)
   Issuance of debt ..................................................           --         2,000
   Principal payments on debt ........................................           --          (470)
   Revolving credit agreement, net ...................................           --          (839)
   Debt issue costs ..................................................         (110)         (126)
                                                                           --------      --------
           Net cash provided (used) by financing activities ..........         (376)        4,517
                                                                           --------      --------
           Increase (decrease) in cash and cash equivalents ..........        3,033        (4,592)
Beginning cash and cash equivalents ..................................        7,518         6,559
                                                                           --------      --------
Ending cash and cash equivalents .....................................     $ 10,551      $  1,967
                                                                           ========      ========

     See accompanying notes to condensed consolidated financial statements.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    GENERAL

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements of TransTexas Gas Corporation (debtor in possession) (together with its subsidiaries, "TransTexas" or the "Company") contain all adjustments (consisting of normal, recurring accruals) necessary to fairly state the Company's consolidated financial position, the results of its operations and cash flows for the periods presented. TransTexas' subsidiaries are Galveston Bay Pipeline Company ("Pipeline") and Galveston Bay Processing Corporation ("Processing"). The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in TransTexas' annual report on Form 10-K for the year ended January 31, 2003. The condensed consolidated balance sheet as of January 31, 2003 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Interim results of operations and cash flows are not necessarily indicative of the Company's operations for the entire year.

      The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 2, TransTexas, Pipeline and Processing filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on November 14, 2002.

     Comprehensive Income (Loss)

      A summary of the Company's comprehensive income (loss) for the three months ended April 30, 2003 and 2002 is as follows (in thousands of dollars):

                                                                       THREE MONTHS ENDED
                                                                           APRIL 30,
                                                                       -------------------
                                                                        2003        2002
                                                                       ------     --------
      Comprehensive income (loss):
         Net income (loss) .......................................     $2,431     $ (7,350)
         Change in the fair value of hedging agreements ..........        598       (3,202)
                                                                       ------     --------
               Comprehensive income (loss) .......................     $3,029     $(10,552)
                                                                       ======     ========


      A summary of the Company's accumulated other comprehensive income (loss) for the period ended April 30, 2003 is as follows (in thousands of dollars):

      Accumulated other comprehensive income (loss):
          Balance at January 31, 2003 ............................     $(2,092)
          Change in the fair value of hedging arrangements .......         598
                                                                       -------
                                                                       $(1,494)
                                                                       =======


     Change in the Accounting for Asset Retirement Obligations

      Effective February 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. Under SFAS 143, an asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Prior to the adoption of SFAS 143, the Company provided for any estimated asset retirement obligation, net of any salvage value, as part of the calculation of depreciation, depletion and amortization. This method resulted in the recognition of the asset retirement obligation, which was recorded in accumulated depreciation, depletion and amortization, over the life of the property on a unit-of-production basis.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

      The Company's asset retirement obligation represents expected future costs to plug and abandon its wells, dismantle facilities and reclamate sites at the end of the related assets' useful lives. As of February 1, 2003, the Company recorded a long-term liability representing its asset retirement obligation of approximately $3.2 million, an increase in property and equipment of approximately $2.3 million, a reduction in accumulated depreciation, depletion and amortization of approximately $1.4 million and a gain on the cumulative effect of change in accounting principle of approximately $0.5 million. The following information reflects activity related to the Company's asset retirement obligation for the three months ended April 30, 2003 (in thousands of dollars):

      Balance, February 1, 2003 ..................................     $3,204
      Accretion expense ..........................................         79
                                                                       ------
      Balance, April 30, 2003 ....................................     $3,283
                                                                       ======


      Assuming the Company had adopted SFAS 143 as of February 1, 2002, its asset retirement obligation at that date would have been approximately $2.7 million based on the same assumptions used when calculating the asset retirement obligation at February 1, 2003. The pro forma effect of adopting SFAS 143 on net loss available to common stockholders for the three months ended April 30, 2002 is as follows (in thousands of dollars, except share amounts):

                                                                      AS REPORTED     PRO FORMA
                                                                      -----------     ---------
      Net loss available to common stockholders ..................     $(22,681)      $(22,766)
                                                                       ========       ========
      Basic and diluted net loss per share .......................     $ (18.14)      $ (18.21)
                                                                       ========       ========


     Recently Issued Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 provides guidance for income statement classification of gains or losses from extinguishment of debt and accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. Gains or losses from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. The Company adopted SFAS 145 effective February 1, 2003, which had no impact on the Company's financial statements.

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

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies the requirement that a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation that the guarantor has undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. As of April 30, 2003, the Company has not issued any new guarantees or modified existing guarantees.

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective for the Company on August 1, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company's financial statements.

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

      The Company filed its Plan of Reorganization and Disclosure Statement with the Bankruptcy Court on May 1, 2003. Additional information with respect to the Plan of Reorganization and Disclosure Statement will be provided on Form 8-K or on the Company's website at www.transtexasgas.com. At this time, it is not possible to predict the outcome of the bankruptcy proceedings or the effect on the business of the Company or on the interests of creditors, royalty owners or stockholders.

      Management's revised business model is centered around the promotion of working interest partners who carry a significant portion of the capital expenditures necessary to evaluate the Company's properties, much of which are unevaluated as of April 30, 2003. The Company intends to finance its share of the necessary capital expenditures through cash flow from operations, production payment issuances and any supplemental fundings provided pursuant to its emergence from bankruptcy proceedings. However, there can be no assurance that working interest partners can be obtained on terms acceptable to the Company, or additional working interest financing obtained, to evaluate the Company's properties in a timely manner.

      As a result of the bankruptcy filing, a significant amount of the Company's liabilities, including secured debt, are subject to compromise. As of April 30, 2003, liabilities subject to compromise included the following (in thousands of dollars):

            Long-term debt ...............     $205,197
            Note payable .................        2,000
            Accrued liabilities ..........       26,054
            Other liabilities ............        5,643
                                               --------
                                               $238,894
                                               ========


      Since the Petition Date, the unaudited condensed consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). As of the Petition Date, in accordance with SOP 90-7, the Company discontinued the accrual of interest and amortization of deferred debt issue costs related to liabilities subject to compromise. If such interest had continued to be accrued, based on contractual terms without increase for default provisions, and related deferred debt issue costs continued to be amortized, interest expense for the quarter ended April 30, 2003 would have increased approximately $7.9 million.

      The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts subsequently reported in the Company's financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The ability of TransTexas to continue as a going concern is dependent upon confirmation of a plan of reorganization, adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop gas and oil reserves.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


     Prior Reorganization

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

3.    CREDIT AGREEMENTS AND PRODUCTION PAYMENTS

     Accounts Receivable Facility

      In March 2000, the Company and GMAC Commercial Credit LLC ("GMACC") entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement (the "Accounts Receivable Facility"). The Accounts
Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $7.5 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1% payable monthly in arrears. As of April 30, 2003, there were no outstanding advances under the Accounts Receivable Facility and the Company had availability for advances of approximately $2.8 million. Interim and Final Financing Orders of the Bankruptcy Court modified the maximum loan amount under the Accounts Receivable Facility and modified certain other terms of the facility. Pursuant to these Interim and Final Orders, GMACC waived compliance with certain provisions of the facility. Pursuant to the Final Financing Order, the Accounts Receivable Facility is due on August 7, 2003.

     Production Payments

      In March 2000, TransTexas entered into a production payment drilling program agreement with two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties ("Subject Interests"). The Company has the right to offer additional interests to the production payment parties at a negotiated purchase price. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In April 2003, the Company closed a Tenth Supplement to the production payment whereby the Company received $5.0 million. As of April 30, 2003, the outstanding balance of the production payment was $18.3 million, of which $2.9 million attributable to produced volumes is included in accrued liabilities. The Oil and Gas Facility places certain restrictions on the amount that may be outstanding under the production payment.

      In connection with the production payment, the Company entered into various marketing and processing agreements with one of the third parties. Pursuant to these agreements, the Company pays a nominal marketing fee with respect to the Company's production associated with the Subject Interests. In addition, the third party pays a fee for certain processing services provided by Processing.

4.    PREFERRED STOCK DIVIDENDS

      On March 17, 2003, the Company did not make the required cash dividend payments to the remaining holders of its Series A Senior Preferred Stock ("Senior Preferred Stock"). The Company does not anticipate paying cash dividends on the Senior Preferred Stock in the future.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


5.    HEDGING AGREEMENTS

      As of April 30, 2003, the Company had entered into the following hedging arrangements (settlement price based on a published industry index of natural gas prices at Houston Ship Channel) as cash flow hedges of forecasted sales of a portion of the Company's natural gas production:

                                                                             CONTRACT PRICE
                                                                          --------------------
                                                            TOTAL                COLLAR
                                                          VOLUMES IN      --------------------
      PERIOD                                                MMBtus          FLOOR     CEILING
      ------                                              ----------      ---------  ---------
      Natural gas:
       February 2003 - March 2003..................          295,000      $   3.50   $   3.95
       February 2003 - March 2003..................          295,000          3.50       3.90
       April 2003 - October 2003...................        1,284,000          3.25       4.05


      For the three months ended April 30, 2003, the Company recognized hedging losses of $2.1 million, which are reflected in gas, condensate and natural gas liquids revenues. For the three months ended April 30, 2002, the Company recognized hedging gains of $0.8 million. At April 30, 2003, the Company's estimated net liability of these contracts was $1.5 million.

      Because substantially all of its long-term obligations at April 30, 2003 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility are subject to a rate of interest that fluctuates based on short-term interest rates. The Company had no interest rate hedges at April 30, 2003.

6.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      The following information reflects TransTexas' noncash activities (in thousands of dollars):

                                                                       THREE MONTHS ENDED
                                                                            APRIL 30,
                                                                       -------------------
                                                                        2003        2002
                                                                       ------     --------
      Accretion of preferred stock ...............................     $6,624     $ 15,331
                                                                       ======     ========
      Increase (decrease) in fair value of hedging agreements ....     $  598     $ (3,202)
                                                                       ======     ========
      Capitalization of amortization of debt issuance costs ......     $  321     $     36
                                                                       ======     ========
      Accretion of asset retirement obligation ...................     $   79     $     --
                                                                       ======     ========


      For the three months ended April 30, 2003, the Company paid approximately $1.1 million of reorganization items consisting primarily of legal and professional fees directly related to the Company's Chapter 11 bankruptcy proceeding.

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

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


      General. TransTexas is a party to various claims and routine litigation arising in the normal course of its business. The resolution of any reporting period of one or more of the such claims or litigation could have a material effect on TransTexas' results of operations and cash flows for that period. Although the outcome of claims and litigation cannot be predicted with certainty, TransTexas does not expect that any of these various claims or routine litigation matters will have a material adverse effect on its financial position.

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

     Potential Tax Liabilities

      TransTexas expects that a significant portion of its net operating loss carryovers ("NOLs") will be eliminated and the use of those NOLs that are not eliminated will be severely restricted as a consequence of TransTexas' reorganization. In addition, certain other tax attributes of TransTexas may under certain circumstances be eliminated or reduced as a consequence of TransTexas' reorganization. The potential elimination or reduction of NOLs and such other tax attributes may substantially increase the amount of tax payable by TransTexas in the future.

      Since the Effective Date, TransTexas had NOLs for federal income tax purposes of approximately $84.6 million that may be used in future years to offset taxable income. The NOLs will begin to expire during the years 2021 through 2024.

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

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


8.    RELATED PARTY TRANSACTIONS

      In March 2002, John R. Stanley resigned as Chief Executive Officer and as Chairman and member of the Board of Directors of the Company. Mr. Stanley's employment agreement provided that the Company would pay Mr. Stanley $3.0 million in cash upon the termination of his employment. A separation agreement between Mr. Stanley and the Company provided that the Company would pay Mr. Stanley $3.0 million in installments, together with interest at a rate of 10% per annum. At April 30, 2003, the severance remaining to be paid to Mr. Stanley was $0.8 million and this amount is included in liabilities subject to compromise.

      On March 15, 2002, Credit Suisse First Boston Management Corporation ("CSFB") and the Company, as borrower, and Processing, as guarantor, entered into an unsecured Term Loan Agreement, wherein CSFB advanced to the Company the principal sum of $2.0 million which was due and payable, together with interest at a rate of 15% per annum, on October 15, 2002. The Company has not paid the principal and accrued interest of this loan and is in default under its terms. At April 30, 2003, the outstanding balance of this loan is included in liabilities subject to compromise. CSFB is the beneficial owner of more than 10% of each of the 15% Notes, Class A Common Stock and Senior Preferred Stock.

9.    SUPPLEMENTAL GUARANTOR INFORMATION

      Galveston Bay Pipeline Company and Galveston Bay Processing Corporation are guarantors of the 15% Notes and the Oil and Gas Facility. Separate financial statements of the Guarantors are not considered to be material to holders of the 15% Notes and GMACC. The following unaudited condensed consolidating financial statements present supplemental information of the Guarantors as of April 30, 2003 and January 31, 2003 and for the three months ended April 30, 2003 and 2002.

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 APRIL 30, 2003
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                         GALVESTON   GALVESTON
                                                                            BAY         BAY                      CONSOLIDATED
                                                          TRANSTEXAS     PIPELINE    PROCESSING   ELIMINATIONS    TRANSTEXAS
                                                          ----------     ---------   ----------   ------------   ------------
                      ASSETS
Current assets:
   Cash and cash equivalents ........................     $  10,260      $     4      $    287      $     --      $  10,551
   Accounts receivable, net .........................         9,704           --           227            --          9,931
   Receivables from affiliates ......................        18,166           --            --       (18,166)            --
   Inventories ......................................           390           --            --            --            390
   Other current assets .............................         2,346           --            --            --          2,346
                                                          ---------      -------      --------      --------      ---------
         Total current assets .......................        40,866            4           514       (18,166)        23,218
                                                          ---------      -------      --------      --------      ---------
   Property and equipment ...........................       492,538        2,271        11,707            --        506,516
   Less accumulated depreciation, depletion and
     amortization ...................................       391,075          897         5,141            --        397,113
                                                          ---------      -------      --------      --------      ---------
          Net property and equipment ................       101,463        1,374         6,566            --        109,403
                                                          ---------      -------      --------      --------      ---------
   Other assets .....................................         1,504           --            --            (2)         1,502
                                                          ---------      -------      --------      --------      ---------
                                                          $ 143,833      $ 1,378      $  7,080      $(18,168)     $ 134,123
                                                          =========      =======      ========      ========      =========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
     Current maturities of long-term debt ...........     $   3,411      $    26      $     65      $     --      $   3,502
     Notes payable ..................................        51,881           --            --            --         51,881
     Accounts payable ...............................         2,659            2            85            --          2,746
     Accrued liabilities ............................        11,880           22           163            --         12,065
                                                          ---------      -------      --------      --------      ---------
          Total current liabilities .................        69,831           50           313            --         70,194
                                                          ---------      -------      --------      --------      ---------
   Payable to affiliates ............................            --        2,482        15,684       (18,166)            --
   Long-term debt, net of current maturities ........           528          276            94            --            898
   Production payments, net of current portion ......        15,417           --            --            --         15,417
   Other liabilities ................................         3,845           --            67            --          3,912
   Liabilities subject to compromise ................       238,894           --            --            --        238,894
   Redeemable preferred stock .......................        67,446           --            --            --         67,446
   Stockholders' equity (deficit):
     Common stock ...................................           634           --            --            --            634
     Additional paid-in capital .....................        79,038            1             1            (2)        79,038
     Accumulated deficit ............................      (330,306)      (1,431)       (9,079)           --       (340,816)
     Accumulated other comprehensive loss ...........        (1,494)          --            --            --         (1,494)
                                                          ---------      -------      --------      --------      ---------
          Total stockholders' deficit ...............      (252,128)      (1,430)       (9,078)           (2)      (262,638)
                                                          ---------      -------      --------      --------      ---------
                                                          $ 143,833      $ 1,378      $  7,080      $(18,168)     $ 134,123
                                                          =========      =======      ========      ========      =========

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 31, 2003
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                     GALVESTON      GALVESTON
                                                                        BAY            BAY                       CONSOLIDATED
                                                      TRANSTEXAS     PIPELINE       PROCESSING    ELIMINATIONS    TRANSTEXAS
                                                      ----------     ---------      ----------    ------------   ------------
                         ASSETS
Current assets:
   Cash and cash equivalents ....................     $   7,188      $       3      $     327      $      --      $   7,518
   Accounts receivable ..........................         8,602             --            139             --          8,741
   Receivables from affiliates ..................        17,639             --             --        (17,639)            --
   Inventories ..................................           435             --             --             --            435
   Other ........................................         1,218             --             --             --          1,218
                                                      ---------      ---------      ---------      ---------      ---------
       Total current assets .....................        35,082              3            466        (17,639)        17,912
                                                      ---------      ---------      ---------      ---------      ---------
Property and equipment ..........................       488,066          2,271         11,643             --        501,980
Less accumulated depreciation,
   depletion and amortization ...................       388,329            866          4,969             --        394,164
                                                      ---------      ---------      ---------      ---------      ---------
       Net property and equipment ...............        99,737          1,405          6,674             --        107,816
                                                      ---------      ---------      ---------      ---------      ---------
Other assets ....................................         1,936             --             --             (2)         1,934
                                                      ---------      ---------      ---------      ---------      ---------
                                                      $ 136,755      $   1,408      $   7,140      $ (17,641)     $ 127,662
                                                      =========      =========      =========      =========      =========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt .........     $   3,411      $      26      $      65      $      --      $   3,502
   Notes payable ................................        51,881             --             --             --         51,881
   Accounts payable .............................         2,032              4            121             --          2,157
   Accrued liabilities ..........................        11,410             12            128             --         11,550
                                                      ---------      ---------      ---------      ---------      ---------
       Total current liabilities ................        68,734             42            314             --         69,090
                                                      ---------      ---------      ---------      ---------      ---------
Payable to affiliates ...........................            --          2,423         15,216        (17,639)            --
Long-term debt, net of current maturities .......           528            276             94             --            898
Production payments, net of current portion .....        16,373             --             --             --         16,373
Other liabilities ...............................           628             --             --             --            628
Liabilities subject to compromise ...............       238,894             --             --             --        238,894
Redeemable preferred stock ......................        60,822             --             --             --         60,822
Stockholders' equity (deficit):
   Common stock .................................           634             --             --             --            634
   Additional paid-in capital ...................        79,038              1              1             (2)        79,038
   Accumulated deficit ..........................      (326,804)        (1,334)        (8,485)            --       (336,623)
   Accumulated other comprehensive loss .........        (2,092)            --             --             --         (2,092)
                                                      ---------      ---------      ---------      ---------      ---------
       Total stockholders' deficit ..............      (249,224)        (1,333)        (8,484)            (2)      (259,043)
                                                      ---------      ---------      ---------      ---------      ---------
                                                      $ 136,755      $   1,408      $   7,140      $ (17,641)     $ 127,662
                                                      =========      =========      =========      =========      =========

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED APRIL 30, 2003
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                               GALVESTON    GALVESTON
                                                                                  BAY          BAY                     CONSOLIDATED
                                                                TRANSTEXAS     PIPELINE     PROCESSING   ELIMINATIONS   TRANSTEXAS
                                                                ----------     ---------    ----------   ------------  ------------
Revenues:
   Gas, condensate and natural gas liquids .................     $ 14,196      $     --      $     --      $     --      $ 14,196
   Other ...................................................           32            13           713          (524)          234
                                                                 --------      --------      --------      --------      --------
     Total revenues ........................................       14,228            13           713          (524)       14,430
                                                                 --------      --------      --------      --------      --------
Costs and expenses:
   Operating ...............................................        2,025            16           822          (524)        2,339
   Depreciation depletion and amortization .................        4,160            31           171            --         4,362
   General and administrative ..............................        2,980             5            18            --         3,003
   Taxes other than income taxes ...........................          702            --            37            --           739
                                                                 --------      --------      --------      --------      --------
     Total costs and expenses ..............................        9,867            52         1,048          (524)       10,443
                                                                 --------      --------      --------      --------      --------
     Operating income (loss) ...............................        4,361           (39)         (335)           --         3,987
                                                                 --------      --------      --------      --------      --------
Other income (expense):
   Interest income .........................................            9            --             1            --            10
   Interest expense, net ...................................         (912)          (60)         (242)           --        (1,214)
                                                                 --------      --------      --------      --------      --------
     Total other expense ...................................         (903)          (60)         (241)           --        (1,204)
                                                                 --------      --------      --------      --------      --------
     Income (loss) before reorganization items
       and cumulative effect of change in
       accounting principle ................................        3,458           (99)         (576)           --         2,783
Reorganization items .......................................         (830)            2            (2)           --          (830)
Cumulative effect of change in accounting
  principle ................................................          494            --           (16)           --           478
                                                                 --------      --------      --------      --------      --------
     Net income (loss) .....................................     $  3,122      $    (97)     $   (594)     $     --      $  2,431
                                                                 ========      ========      ========      ========      ========

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED APRIL 30, 2002
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          GALVESTON    GALVESTON
                                                                             BAY          BAY                     CONSOLIDATED
                                                           TRANSTEXAS     PIPELINE     PROCESSING   ELIMINATIONS   TRANSTEXAS
                                                           ----------     ---------    ----------   ------------  ------------
Revenues:
   Gas, condensate and natural gas liquids ............     $ 21,655      $     --      $     --      $     --      $ 21,655
   Other ..............................................           --            10         1,272          (964)          318
                                                            --------      --------      --------      --------      --------
     Total revenues ...................................       21,655            10         1,272          (964)       21,973
                                                            --------      --------      --------      --------      --------
Costs and expenses:
   Operating ..........................................        3,464             2         1,024          (964)        3,526
   Depreciation, depletion and amortization ...........        9,016            75           405            --         9,496
   General and administrative .........................        5,794             1            17            --         5,812
   Taxes other than income taxes ......................          917            --            41            --           958
                                                            --------      --------      --------      --------      --------
     Total costs and expenses .........................       19,191            78         1,487          (964)       19,792
                                                            --------      --------      --------      --------      --------
     Operating income (loss) ..........................        2,464           (68)         (215)           --         2,181
                                                            --------      --------      --------      --------      --------
Other income (expense):
   Interest income ....................................           15            --             1            --            16
   Interest expense, net ..............................       (9,099)          (65)         (383)           --        (9,547)
                                                            --------      --------      --------      --------      --------
     Total other expense ..............................       (9,084)          (65)         (382)           --        (9,531)
                                                            --------      --------      --------      --------      --------
     Net loss .........................................     $ (6,620)     $   (133)     $   (597)     $     --      $ (7,350)
                                                            ========      ========      ========      ========      ========

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED APRIL 30, 2003
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                               GALVESTON    GALVESTON
                                                                                  BAY          BAY                     CONSOLIDATED
                                                                TRANSTEXAS     PIPELINE     PROCESSING   ELIMINATIONS   TRANSTEXAS
                                                                ----------     ---------    ----------   ------------  ------------
Operating activities:
  Net income (loss) ........................................     $  3,122      $    (97)     $   (594)     $     --      $  2,431
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation depletion and amortization ................        4,160            31           171            --         4,362
    Amortization of debt issue costs .......................          211            --            --            --           211
    Cumulative effect of change in accounting
      principle ............................................         (494)           --            16            --          (478)
    Changes in assets and liabilities:
      Accounts receivable ..................................       (1,102)           --           (88)           --        (1,190)
      Receivable from affiliates ...........................         (527)           --            --           527            --
      Inventories ..........................................           45            --            --            --            45
      Other current assets .................................       (1,128)           --            --            --        (1,128)
      Accounts payable .....................................          627            (2)          (36)           --           589
      Accrued liabilities ..................................          378            10            35            --           423
      Transactions with affiliates, net ....................           --            59           468          (527)           --
      Other assets .........................................           10            --            --            --            10
      Other liabilities ....................................           79            --            --            --            79
                                                                 --------      --------      --------      --------      --------
        Net cash provided (used) by operating
          activities .......................................        5,381             1           (28)           --         5,354
                                                                 --------      --------      --------      --------      --------
Investing activities:
  Capital expenditures .....................................       (2,088)           --           (12)           --        (2,100)
  Proceeds from the sale of assets .........................          155            --            --            --           155
                                                                 --------      --------      --------      --------      --------
        Net cash used by investing activities ..............       (1,933)           --           (12)           --        (1,945)
                                                                 --------      --------      --------      --------      --------
Financing activities:
  Issuance of production payments ..........................        5,000            --            --            --         5,000
  Principal payments on production payments ................       (5,266)           --            --            --        (5,266)
  Debt issue costs .........................................         (110)           --            --            --          (110)
                                                                 --------      --------      --------      --------      --------
        Net cash used by financing activities ..............         (376)           --            --            --          (376)
                                                                 --------      --------      --------      --------      --------
        Increase (decrease) in cash and
          cash equivalents .................................        3,072             1           (40)           --         3,033
Beginning cash and cash equivalents ........................        7,188             3           327            --         7,518
                                                                 --------      --------      --------      --------      --------
Ending cash and cash equivalents ...........................     $ 10,260      $      4      $    287      $     --      $ 10,551
                                                                 ========      ========      ========      ========      ========

                           TRANSTEXAS GAS CORPORATION
                             (DEBTOR IN POSSESSION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED APRIL 30, 2002
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                               GALVESTON    GALVESTON
                                                                                  BAY          BAY                     CONSOLIDATED
                                                                TRANSTEXAS     PIPELINE     PROCESSING   ELIMINATIONS   TRANSTEXAS
                                                                ----------     ---------    ----------   ------------  ------------
Operating activities:
 Net loss ..................................................     $ (6,620)     $   (133)     $   (597)     $     --      $ (7,350)
 Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation, depletion and amortization ................        9,016            75           405            --         9,496
   Accretion of discount on long-term debt .................           31             7             7            --            45
   Amortization of debt issue costs ........................          201            --            --            --           201
   Changes in assets and liabilities:
     Accounts receivable ...................................           (3)           --            30            --            27
     Receivable from affiliates ............................         (436)           --            --           436            --
     Inventories ...........................................          241            --            --            --           241
     Other current assets ..................................         (320)           --            --            --          (320)
     Accounts payable ......................................       (1,450)           --          (130)           --        (1,580)
     Accrued liabilities ...................................       (6,727)           --            28            --        (6,699)
     Transactions with affiliates, net .....................           --           173           263          (436)           --
     Other assets ..........................................           50            --            --            --            50
     Other liabilities .....................................         (122)           --            --            --          (122)
                                                                 --------      --------      --------      --------      --------
       Net cash provided (used) by
        operating activities ...............................       (6,139)          122             6            --        (6,011)
                                                                 --------      --------      --------      --------      --------
Investing activities:
 Capital expenditures ......................................       (3,267)           --             6            --        (3,261)
 Proceeds from the sale of assets ..........................          163            --            --            --           163
                                                                 --------      --------      --------      --------      --------
       Net cash provided (used) by
         investing activities ..............................       (3,104)           --             6            --        (3,098)
                                                                 --------      --------      --------      --------      --------
Financing activities:
 Issuance of production payments ...........................       14,000            --            --            --        14,000
 Principal payments on production payments .................      (10,048)           --            --            --       (10,048)
 Issuance of long-term debt ................................        2,000            --            --            --         2,000
 Principal payments on long-term debt ......................         (296)         (149)          (25)           --          (470)
 Revolving credit agreement, net ...........................         (839)           --            --            --          (839)
 Debt issue costs ..........................................         (126)           --            --            --          (126)
                                                                 --------      --------      --------      --------      --------
       Net cash provided (used) by
        financing activities ...............................        4,691          (149)          (25)           --         4,517
                                                                 --------      --------      --------      --------      --------
       Decrease in cash and
        cash equivalents ...................................       (4,552)          (27)          (13)           --        (4,592)
Beginning cash and cash equivalents ........................        6,058            33           468            --         6,559
                                                                 --------      --------      --------      --------      --------
Ending cash and cash equivalents ...........................     $  1,506      $      6      $    455      $     --      $  1,967
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

      The Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on November 14, 2002 (the "Petition Date"), which is more fully described in the "Liquidity and Capital Resources" section below.

      RESULTS OF OPERATIONS

     General

      TransTexas' results of operations are dependent upon natural gas production volumes and unit prices from sales of natural gas, condensate and natural gas liquids ("NGLs"). The profitability of TransTexas also depends on its ability to minimize finding and lifting costs and maintain its reserve base while maximizing production.

      TransTexas' operating data for the three months ended April 30, 2003 and 2002 are as follows:

                                                             THREE MONTHS ENDED
                                                                  APRIL 30,
                                                             -------------------
                                                               2003        2002
                                                             -------     -------
      Sales volumes:
         Gas (Bcf) .....................................         1.7         3.6
         NGLs (MMgal) ..................................         2.5        11.3
         Condensate (MBbls) ............................         118         323
      Average prices:
         Gas (dry) (per Mcf) ...........................     $  6.68     $  2.80
         NGLs (per gallon) .............................        0.52        0.28
         Condensate (per Bbl) ..........................       33.23       23.02
      Number of gross wells drilled ....................          --          --
      Percentage of wells completed ....................          --          --

      A summary of TransTexas' operating expenses is set forth below (in millions of dollars):

                                                              THREE MONTHS ENDED
                                                                  APRIL 30,
                                                             -------------------
                                                               2003        2002
                                                             -------     -------
      Operating costs and expenses:
         Lease .........................................     $   1.3     $   2.0
         Pipeline and gathering ........................         1.0         1.5
                                                             -------     -------
                                                                 2.3         3.5
      Taxes other than income taxes
       (severance, property and other taxes) ...........         0.7         1.0
                                                             -------     -------
                                                             $   3.0     $   4.5
                                                             =======     =======


      TransTexas' average depletion rates have been as follows:

                                                              THREE MONTHS ENDED
                                                                  APRIL 30,
                                                             -------------------
                                                               2003        2002
                                                             -------    --------
      Depletion rates (per Mcfe)........................     $  1.77    $   1.61
                                                             =======    ========


     Three Months Ended April 30, 2003 Compared with the Three Months Ended April 30, 2002

      Gas, condensate and NGL revenues for the three months ended April 30, 2003 decreased $7.5 million from the prior period, due primarily to a decrease in sales volumes for all products. The average monthly prices received per Mcf of gas ranged from $5.23 to $8.85 in the three months ended April 30, 2003, compared to a range of $2.16 to $2.71 in the prior period. The decrease in sales volumes is due primarily to the normal decline in production, reduced production from the State Tract 331-1 due to mechanical problems and the lack of drilling new wells. In an attempt to increase production in the Eagle Bay field, the Company commenced drilling the State Tract 331-9 in April 2003.

      Lease operating expenses for the three months ended April 30, 2003 decreased $0.7 million from the prior period due primarily to a decrease in outside transportation and well service costs. Pipeline and gathering expenses decreased $0.5 million from the prior period due primarily to lower labor costs and lower rental expense. Depreciation, depletion and amortization expense for the three months ended April 30, 2003 decreased $5.1 million due to lower sales volumes for all products that was partially offset by a $0.16 per Mcfe increase in the depletion rate. General and administrative expenses decreased $2.8 million primarily due to the accrual of $3.0 million related to the separation agreement with John R. Stanley in March 2002 (see Note 8) and a decrease in the number of employees at the corporate headquarters offset by an increase in professional fees and insurance. Taxes other than income taxes decreased by $0.2 million over the prior period due primarily to lower severance and production taxes. Interest expense for the three months ended April 30, 2003 decreased by $8.3 million from the prior period primarily because the Company ceased to expense interest on debt reclassified to liabilities subject to compromise, effective after the Petition Date.

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

      The Company filed its Plan of Reorganization and Disclosure Statement with the Bankruptcy Court on May 1, 2003. Additional information with respect to the Plan of Reorganization and Disclosure Statement will be provided on Form 8-K or on the Company's website at www.transtexasgas.com. At this time, it is not possible to predict the outcome of the bankruptcy proceedings or the effect on the business of the Company or on the interests of creditors, royalty owners or stockholders.

     Notes Payable

      In March 2000, the Company and GMAC Commercial Credit LLC ("GMACC") entered into a Third Amended and Restated Accounts Receivable Management and Security Agreement (the "Accounts Receivable Facility"). The Accounts Receivable Facility is a revolving credit facility secured by accounts receivable and inventory. The maximum loan amount under the facility is $7.5 million, against which the Company may from time to time, subject to the conditions of the Accounts Receivable Facility, borrow, repay and reborrow. Advances under the facility bear interest at a rate per annum equal to the higher of (i) the prime commercial lending rate of The Bank of New York plus 1/2 of 1%, and (ii) the Federal Funds Rate plus 1% payable monthly in arrears. As of April 30, 2003, there were no outstanding advances under the Accounts Receivable Facility and the Company had availability for advances of approximately $2.8 million. Interim and Final Financing Orders of the Bankruptcy Court modified the maximum loan amount under the Accounts Receivable Facility and modified certain other terms of the facility. Pursuant to these Interim and Final Orders, GMACC waived compliance with certain provisions of the facility. Pursuant to the Final Financing Order, the Accounts Receivable Facility is due on August 7, 2003.

     Production Payments

      In March 2000, TransTexas entered into a production payment drilling program agreement with two unaffiliated third parties in the form of a term overriding royalty interest carved out of and burdening certain properties ("Subject Interests"). The Company has the right to offer additional interests to the production payment parties at a negotiated purchase price. The production payment calls for the repayment of the primary sum plus an amount equivalent to a 15% annual interest rate on the unpaid portion of such primary sum. In April 2003, the Company closed a Tenth Supplement to the production payment whereby the Company received $5.0 million. As of April 30, 2003, the outstanding balance of the production payment was $18.3 million, of which $2.9 million attributable to produced volumes is included in accrued liabilities. The Oil and Gas Facility places certain restrictions on the amount that may be outstanding under the production payment.

      In connection with the production payment, the Company entered into various marketing and processing agreements with one of the third parties. Pursuant to these agreements, the Company pays a nominal marketing fee with respect to the Company's production associated with the Subject Interests. In addition, the third party pays a fee for certain processing services provided by Processing.

     Preferred Stock Dividends

      On March 17, 2003, the Company did not make the required cash dividend payments to the remaining holders of the Senior Preferred Stock. The Company does not anticipate paying cash dividends on the Senior Preferred Stock in the future.

     Potential Tax Liabilities

      TransTexas expects that a significant portion of its net operating loss carryovers ("NOLs") will be eliminated and the use of those NOLs that are not eliminated will be severely restricted as a consequence of TransTexas' reorganization. In addition, certain other tax attributes of TransTexas may under certain circumstances be eliminated or reduced as a consequence of TransTexas' reorganization. The potential elimination or reduction of NOLs and such other tax attributes may substantially increase the amount of tax payable by TransTexas in the future.

      Since the Effective Date, TransTexas had NOLs for federal income tax purposes of approximately $84.6 million that may be used in future years to offset taxable income. The NOLs will begin to expire during the years 2021 through 2024.

     Forward-Looking Statements

      Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are included throughout this report. All statements other than statements of historical facts included in this report regarding TransTexas' financial position, business strategy, and plans and objectives of management for future operations, including, but not limited to words such as "anticipates," "expects," "estimates," "believes" and "likely" indicate forward-looking statements. TransTexas' management believes its current views and expectations are based on reasonable assumptions; however, there are significant risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those in the forward-looking statements include fluctuations in the commodity prices for natural gas, crude oil, condensate and natural gas liquids, the extent of TransTexas' success in discovering, developing and producing reserves, conditions in the equity and capital markets, competition and the ultimate resolution of the bankruptcy proceeding and litigation.

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

      As of April 30, 2003, the Company had entered into the following hedging arrangements (settlement price based on a published industry index of natural gas prices at Houston Ship Channel) as cash flow hedges of forecasted sales of a portion of the Company's natural gas production:

                                                                                 CONTRACT PRICE
                                                                               ------------------
                                                              TOTAL                  COLLAR
                                                            VOLUMES IN         ------------------
      PERIOD                                                  MMBtus            FLOOR     CEILING
      ------                                                ----------         ------     -------
      Natural gas:
       February 2003 - March 2003....................          295,000         $ 3.50     $  3.95
       February 2003 - March 2003....................          295,000           3.50        3.90
       April 2003 - October 2003.....................        1,284,000           3.25        4.05


      For the three months ended April 30, 2003, the Company recognized hedging losses of $2.1 million, which are reflected in gas, condensate and natural gas liquids revenues. For the three months ended April 30, 2002, the Company recognized hedging gains of $0.8 million. At April 30, 2003, the Company's estimated net liability of these contracts was $1.5 million.

      Because substantially all of its long-term obligations at April 30, 2003 are at fixed rates, the Company considers its interest rate exposure to be minimal. The Company's borrowings under its credit facility are subject to a rate of interest that fluctuates based on short-term interest rates. The Company had no interest rate hedges at April 30, 2003.

     New Accounting Principles

      For a discussion of new accounting principles, see "Recently Issued Accounting Pronouncements" under Note 1 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See Note 7 to the unaudited condensed consolidated financial statements for a discussion of TransTexas' legal proceedings.

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

      On May 2, 2003, the Company filed a Current Report on Form 8-K to report that it had submitted its disclosure statement and plan for reorganization to the United States Bankruptcy Court.

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

June 16, 2003

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


      Date:   June 16, 2003                    /s/ ARNOLD H. BRACKENRIDGE
                                          --------------------------------------
                                                  Arnold H. Brackenridge
                                          President, Chief Executive Officer and
                                                 Chief Operating Officer

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


      Date:  June 16, 2003                          /s/ ED DONAHUE
                                         ---------------------------------------
                                                       Ed Donahue
                                         Vice President, Chief Financial Officer
                                                      and Secretary

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.